Form 10-Q
period 2006-03-31
Eastern Insurance Holdings, Inc.
filed 2006-06-12
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2006,

or

Transition report pursuant to Section 13 or 15(d) Of the Exchange Act

for the Transition Period from                      to

No. 001-32899

(Commission File Number)

EASTERN INSURANCE HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	20-2653793
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Race Avenue, Lancaster, Pennsylvania	17603
(Address of principal executive offices)	(Zip Code)

(717) 396-7095

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of June 8, 2006
COMMON STOCK (No par Value)	0
(Title of Class)	(Outstanding Shares)

EXPLANATORY NOTE

This Form 10-Q is the initial Form 10-Q filed by Eastern Insurance Holdings, Inc. (“Eastern Holdings”). Eastern Holdings is a Pennsylvania Corporation organized by Educators Mutual Life Insurance Company (“Educators”) and Eastern Holding Company, Ltd. (“Eastern Holding Company”). Educators will be converted from a Pennsylvania-chartered mutual life and health insurance company to a Pennsylvania-chartered stock life and health insurance company and immediately become a subsidiary of Eastern Holdings. Immediately after the completion of the conversion, Eastern Holding Company will merge with and into EHC Acquisition, Inc., a newly formed, wholly owned subsidiary of Eastern Holdings. Following the conversion and the merger (the “Transaction”), Eastern Holdings will be the holding company for Educators and Eastern Holding Company. The Transaction is expected to close on or about June 16, 2006.

(i)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

As of and For the Three Months Ended March 31, 2006

Eastern Holdings did not have any assets or liabilities as of March 31, 2006. In addition, Eastern Holdings did not have any operations for the three months ended March 31, 2006. For an analysis of Eastern Holdings’ pro-forma consolidated financial position and results of operations as of and for the three months ended March 31, 2006, you should refer to the unaudited pro forma condensed consolidated balance sheet and income statement of Eastern Holdings on pages 58 and 61, respectively.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) March 31, 2006	December 31, 2005
Assets:
Investments:
Fixed income securities, available for sale, at estimated fair value (amortized cost, $127,583; $124,463)	$124,892	$123,228
Equity securities, available for sale, at estimated fair value (cost, $6,901; $6,612)	7,602	7,174
Investments in limited partnerships	464	490
Other invested assets	1,731	730

Total investments	134,689	131,622
Cash and cash equivalents	19,304	17,024
Accrued investment income	1,196	1,254
Premiums receivable	30,310	19,746
Deferred acquisition costs	7,134	5,638
Reinsurance recoverable on losses and loss adjustment expenses	7,484	7,890
Prepaid reinsurance	1,493	828
Deferred income taxes	2,870	2,115
Goodwill	779	779
Other assets	3,804	3,350

Total assets	$209,063	$190,246

Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$77,679	$75,354
Unearned premium reserves	46,254	33,938
Accounts payable and accrued expenses	11,021	10,146
Dividends payable	3,926	2,995
Loans payable	1,750	1,750
Federal income taxes payable	1,155	952
Junior subordinated debentures	8,007	8,007
Other liabilities	187	360

Total liabilities	149,979	133,502

Shareholders’ Equity:
Series A pref. stock, par value $.01; auth. shares – 3,250; Issued and outstanding – 2,868	—	—
Series B pref. stock par value $.01; auth. shares – 4,750; Issued and outstanding – 3,902	—	—
Common capital stock, par value $.01; auth. shares – 18,000; Issued and outstanding – 4,410	—	—
Additional paid-in capital	28,526	28,491
Retained earnings	32,449	29,232
Accumulated other comprehensive loss, net of tax	(1,891)	(979)

Total shareholders’ equity	59,084	56,744

Total liabilities and shareholders’ equity	$209,063	$190,246

See accompanying notes to unaudited consolidated financial statements.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

Three Months Ended March 31, 2006 and 2005

(In thousands, except share date)

	(Unaudited)
	2006	2005
Revenue:
Net premiums written	$34,474	$31,914
Change in net unearned premium	(12,316)	(11,725)

Net premiums earned	22,158	20,189
Net investment income	1,465	969
Net realized investment gains (losses)	230	(6)
Equity in losses of limited partnerships	(26)	—
Other revenue	133	148

Total revenue	23,960	21,300

Expenses:
Losses and loss adjustment expenses incurred	13,135	13,183
Acquisition and other underwriting expenses	3,117	3,170
Policyholder dividends	85	42
Segregated portfolio dividend expense	503	78
Operating expenses	2,778	2,328
Interest expense	178	160

Total expenses	19,796	18,961

Income before income taxes	4,164	2,339
Income tax expense	947	520

Net income	3,217	1,819

Other comprehensive loss:
Unrealized holding gains arising during period, net of taxes	(1,064)	(904)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $78 and $(2)	(152)	4

Other comprehensive loss	(912)	(908)

Comprehensive income	$2,305	$911

Net income per share:
Basic	$729.48	$412.47
Diluted	$240.20	$135.82

See accompanying notes to unaudited consolidated financial statements.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended March 31, 2006 and 2005

(Unaudited, in thousands)

	Series A Preferred Stock	Series B Preferred Stock	Common Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2005	$—	$—	$—	$28,468	$13,219	$1	$41,688
Net income					1,819		1,819
Other comprehensive loss, net of tax						(908)	(908)

Balance, March 31, 2005	$—	$—	$—	$28,468	$15,038	$(907)	$42,599

Balance, January 1, 2006	$—	$—	$—	$28,491	$29,232	$(979)	$56,744
Net income					3,217		3,217
Stock issuances				35			35
Other comprehensive loss, net of tax						(912)	(912)

Balance, March 31, 2006	$—	$—	$—	$28,526	$32,449	$(1,891)	$59,084

See accompanying notes to unaudited consolidated financial statements.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(Unaudited, in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$3,217	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized (gains) losses on investments	(230)	5
Equity in losses of limited partnerships	26	—
Benefit for deferred income taxes	(449)	(229)
Share-based compensation	35	—
Changes in operating assets and liabilities:
Premiums receivable	(10,563)	(9,666)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	406	(2,196)
Deferred acquisition costs	(1,496)	(1,490)
Prepaid reinsurance	(666)	(528)
Accrued investment income	58	(28)
Reserves for unpaid losses and loss adjustment expenses	2,325	6,429
Accounts payable and accrued expenses	875	3,070
Unearned premium reserves	12,315	11,724
Dividends payable	931	(35)
Federal income taxes receivable / payable	202	743
Other assets	(452)	(303)
Other liabilities	(172)	201

Net cash provided by operating activities	6,362	9,516

Cash flows from investing activities:
Proceeds from sale or maturity of fixed income securities	23,774	2,414
Proceeds from sale of equity securities	2,128	—
Purchase of other investments	(1,000)	—
Purchase of fixed income securities	(26,842)	(9,835)
Purchase of equity securities	(2,142)	—

Net cash used in investing activities	(4,082)	(7,421)

Cash flows from financing activities:
Repayment of loans payable	—	(348)

Net cash used in financing activities	—	(348)

Net increase in cash and cash equivalents	2,280	1,747
Cash and cash equivalents, beginning of period	17,024	35,111

Cash and cash equivalents, end of period	$19,304	$36,858

Cash paid during the period for income taxes	$1,200	$0
Cash paid during the period for interest	$178	$160

See accompanying notes to unaudited consolidated financial statements.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands)

1. General

The accompanying unaudited interim consolidated financial statements include the accounts of Eastern Holding Company and its wholly owned subsidiaries (collectively, “EHC”), Eastern Services Corporation (“Eastern Services”), Global Alliance Holdings, Ltd. (“Global Alliance”), Global Alliance Statutory Trust I (“Trust I”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Re Ltd. S.P.C. (“Eastern Re”), which includes the operations of its specialty reinsurance and segregated portfolio cell reinsurance, and Employers Alliance, Inc. (“Employers Alliance”).

Eastern Holding Company is a holding company incorporated as an exempt company under the Companies Law of the Cayman Islands. Eastern Holding Company has received an undertaking from the Cayman Islands Government exempting it from all local income, profits and capital gains taxes until April 15, 2017. No such taxes are levied in the Cayman Islands at the present time.

During January 2002, Global Alliance, a United States holding company, was formed. The common stock of Eastern Alliance and Employers Alliance was contributed to Global Alliance by Eastern Holding Company, in exchange for all of the common stock of Global Alliance.

On January 14, 2002, Allied Eastern was incorporated in the Commonwealth of Pennsylvania as a stock property and casualty company. Allied Eastern is a wholly owned subsidiary of Global Alliance. On May 16, 2002, Allied Eastern received its Certificate of Authority from the Pennsylvania Insurance Department (the “Department”).

EHC operates in four distinct segments: primary workers’ compensation insurance, specialty reinsurance, segregated portfolio cell reinsurance, and third party administrative services.

Workers’ Compensation Insurance

Workers’ compensation insurance is underwritten through Eastern Alliance and Allied Eastern, both Pennsylvania domiciled insurance companies, which provide workers’ compensation insurance coverage to small and medium sized businesses in rural and suburban Pennsylvania.

Specialty Reinsurance

Specialty reinsurance is underwritten through Eastern Re, a Cayman domiciled reinsurer. Eastern Re participates in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank program and a non-hazardous waste transportation product.

Segregated Portfolio Cell Reinsurance

EHC provides a variety of services to self-insured workers’ compensation plans including program design, fronting, claims adjusting, investment management and cell rental services at Eastern Re. The primary insurance coverage for the segregated portfolio cell program is underwritten by Eastern Alliance and Allied Eastern and ceded 100% to Eastern Re.

Corporate/Third Party Administration

Employers Alliance provides claims adjusting and risk management services for self-insured workers’ compensation and property and casualty plans.

These segments are more fully described in Note 4.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair presentation of the financial position and results of operations of EHC for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Eastern Holdings’ Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission, effective April 27, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. EHC’s most significant estimates include reserves for unpaid losses and loss adjustment expenses, current and deferred income taxes, earned but unbilled premium, deferred acquisition costs and return premium under reinsurance contracts. Actual results may differ from these estimates.

All inter-company transactions and related account balances have been eliminated in consolidation.

3. Stock-Based Compensation

On April 9, 2002, the Board of Directors of Eastern Holding Company approved a stock option plan (the “Plan”) for employees and directors of EHC. The Plan provides for awards of non-qualified common stock options of Eastern Holding Company based on the attainment of certain predetermined book value per share performance metrics as detailed in the Plan. Generally, options are granted at a predetermined book value per share, expire ten years from grant date, and have a five-year vesting period. Total shares available under the Plan are 1,713 and are equally allocated to three tranches. The first tranche of 571 shares was granted to employees, directors, and consultants contemporaneously with the April 9, 2002 closing of the Series A and Series B preferred stock offering. 114 shares of the second tranche were granted to employees, directors, and consultants on March 31, 2006, June 30, 2005, December 31, 2004, and March 31, 2003, respectively. The following table summarizes stock option activity in the Plan for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)
Options outstanding at December 31, 2005	913	$3,144.65
Granted	114	$4,937.27
Exercised	—	—
Options outstanding at March 31, 2006	1,027	$3,343.64	2.25
Exercisable at March 31, 2006	547	$2,917.05	1.38

As of March 31, 2006, there was approximately $212,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.22 years.

The estimated fair value of stock-based compensation to employees is calculated using option pricing models that are developed to estimate the fair value of freely tradable options without vesting restrictions, which differ from Eastern Holding Company’s stock option program. These models also require subjective assumptions including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The estimated fair value of each stock option granted is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the three months ended March 31, 2006.

Expected volatility	13.36%
Risk-free interest rate	4.82%
Fair value of options at the date of grant	$1,294.24
Expected life (years)	5.5

For the three months ended March 31, 2005, there were no stock options granted.

The expected life utilized by Eastern Holding Company is graded over the vesting period of the option. For the three months ended March 31, 2006, the expected life utilized by Eastern Holding Company ranged from 2.5 years to 8.5 years.

EHC adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, using the modified-prospective transition method. Prior to adoption, EHC measured its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which is an intrinsic value-based method of recognizing compensation costs, and adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Under the modified-prospective transition method, stock-based compensation cost is recognized in the unaudited interim consolidated financial statements for granted, modified, or settled share-based payments. Compensation cost recognized includes the estimated cost for stock options granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion of awards, granted prior to January 1, 2006, vesting in the current period, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated as provided for under the modified-prospective method.

Total stock-based compensation expense recognized in the unaudited interim consolidated statement of operations for the three months ended March 31, 2006 was approximately $35,000, before income taxes.

The following table shows the effect on net income and net income per share for the three months ended March 31, 2005, as if compensation cost had been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and as if such cost had been determined in accordance with SFAS No. 123R (in thousands, except income per share data):

Net income as reported	$1,819
Less SFAS No. 123 compensation costs, net of taxes	(29)

Net income – pro-forma	$1,790

Net income per share:
Basic – as reported	$412.47
Basic – pro-forma	$405.90
Diluted – as reported	$135.82
Diluted – pro-forma	$133.65

4. Segment Information

EHC’s operations are organized into the following segments:

Workers’ Compensation Insurance

Workers’ compensation insurance is underwritten through Eastern Alliance and Allied Eastern, both Pennsylvania domiciled insurance companies, which provide insurance coverage to small and medium-sized businesses in rural and suburban Pennsylvania. Eastern Alliance and Allied Eastern offer a complete line of workers’ compensation products to the Pennsylvania small business market. Programs primarily include guaranteed cost and loss sensitive products. Under the guaranteed cost program, the prospective workers’ compensation policy premium is determined at the beginning of the policy period based on estimated payroll. The loss sensitive products offer the opportunity of returning a portion of the policyholder’s premium in the form of a dividend based upon loss experience. Eastern Alliance and Allied Eastern distribute their products and services through a statewide network of independent agents. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the Workers’ Compensation Insurance segment.

Specialty Reinsurance

Through its Cayman domiciled reinsurer, Eastern Re, EHC participates in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program referred to as “EnviroGuard” and a non-hazardous waste transportation product. The EnviroGuard program provides coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims.

Segregated Portfolio Cell Reinsurance

EHC provides a variety of services to self-insured workers’ compensation plans including program design, fronting, claims adjusting, investment management, and cell rental services at Eastern Re. Insurance coverage is underwritten by Eastern Alliance and Allied Eastern and ceded 100% to

Eastern Re. The cell rental structure provides the segregated portfolio dividend participants the opportunity to retain control of both underwriting profit and investment income derived from the insurance programs. Eastern Re currently provides cell rental facilities and Eastern Alliance and Allied Eastern provide fronting services to 11 customers. Upon termination of the respective agreements with the customers and after settlement of the ultimate liabilities due under the various programs, the segregated portfolio dividend participants are entitled to receive a profit participation dividend payment from Eastern Re for the remaining underwriting profit, if any, under the cell rental programs. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the Workers’ Compensation Insurance segment. Outstanding loss reserves and unearned premiums under the segregated portfolio cell programs are collateralized by letters of credit provided by the segregated portfolio dividend participants.

Corporate/Third Party Administration

Claims adjusting and risk management services for self-insured workers’ compensation and property/casualty plans are provided through Employers Alliance. The corporate/third party administration (“TPA”) segment includes the operations of Eastern Holding Company, Eastern Services, Global Alliance and Employers Alliance and certain eliminations required to reconcile the segment data to the consolidated statements of operations and comprehensive income.

The following table summarizes the operations by segment for the three months ended March 31, 2006 (in thousands):

2006	Workers’ Compensation Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ TPA	Total
Revenue:
Net premiums written	$18,224	$—	$—	$—	$18,224
Reinsurance premiums written		4,682	11,568	—	16,250
Change in net unearned premium	(6,760)	22	(5,578)	—	(12,316)

Net premiums earned	11,464	4,704	5,990	—	22,158
Net investment income and realized gains	1,114	338	200	43	1,695
Equity in losses of limited partnerships	—	(26)	—	—	(26)
Other revenue	—	334	—	(201)	133

Total revenue	12,578	5,350	6,190	(158)	23,960

Expenses:
Losses and loss adjustment expenses incurred	7,081	2,531	3,523	—	13,135
Acquisition and other underwriting expenses	827	1,496	1,911	(1,117)	3,117
Policyholder dividends	85	—	710	(207)	588
Operating and interest expenses	1,497	123	46	1,290	2,956

Total expenses	9,490	4,150	6,190	(34)	19,796

Income (loss) before taxes	3,088	1,200	—	(124)	4,164
Income tax expense (benefit)	967	—		(20)	947

Net income (loss)	$2,121	$1,200	$—	$(104)	$3,217

Total assets	$131,949	$39,101	$43,196	$(5,183)	$209,063

The following table summarizes the operations by segment for the three months ended March 31, 2005 (in thousands):

2005	Workers’ Compensation Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ TPA	Total
Revenue:
Net premiums written	$16,567	$—	$—	$—	$16,567
Reinsurance premiums written		3,931	11,416	—	15,347
Change in net unearned premium	(6,245)	(402)	(5,078)	—	(11,725)

Net premiums earned	10,322	3,529	6,338	—	20,189
Net investment income and realized gains	640	185	74	64	963
Equity in gains of limited partnerships	—	—	—	—	—
Other revenue	—	262	—	(114)	148

Total revenue	10,962	3,976	6,412	(50)	21,300

Expenses:
Losses and loss adjustment expenses incurred	7,329	1,759	4,095	—	13,183
Acquisition and other underwriting expenses	493	1,105	2,086	(514)	3,170
Policyholder dividends	42	—	156	(78)	120
Operating and interest expenses	1,395	122	75	896	2,488

Total expenses	9,259	2,986	6,412	304	18,961

Income (loss) before taxes	1,703	990	—	(354)	2,339
Income tax expense	516	—	—	4	520

Net income (loss)	$1,187	$990	$—	$(358)	$1,819

Total assets	$115,325	$31,512	$35,583	$(5,704)	$176,716

5. Income Per Share

Shares used as the denominator of the basic and diluted net income per share were as follows:

	2006	2005
Basic shares	4,410	4,410
Dilutive effect of:
Preferred stock	6,770	6,770
Stock options	1,713	1,713
Stock warrants	500	500

Total diluted shares	13,393	13,393

6. Definitive Agreement

On March 17, 2005, Eastern Holding Company and Educators entered into a definitive agreement contemporaneously with the adoption by Educators of a related plan of conversion from the mutual to the stock form of organization. Under the agreement and the plan, Educators will convert from the mutual to the stock form of organization and become a wholly owned subsidiary of Eastern Holdings. Immediately upon closing, Eastern Holdings will exchange cash and Eastern Holdings common stock for the outstanding shares of Eastern Holding Company stock.

The conversion of Educators and the acquisition of EHC by Eastern Holdings has been approved by the Department. The approval of the plan of conversion by the Department does not constitute or imply endorsement of the mutual to stock conversion by the Pennsylvania Insurance Commissioner or the Department.

The plan also must be approved by the affirmative vote of at least two-thirds of the votes cast at a special meeting of the eligible members of Educators. As defined in the plan, an eligible member of Educators is the owner of any policy in force on the date of the adoption of the plan, and any certificate holder (i.e., insured) under such policies. Educators adopted the plan on March 17, 2005.

All holders of Educators policies issued and in force on March 17, 2005, and certificate holders under such policies are eligible members, and will have the first right to purchase holding company common stock in a subscription offering. Shares not subscribed for in the subscription offering will be offered to the general public in a community offering conducted concurrently with the subscription offering, with preference given to residents of Lancaster County, Pennsylvania.

The aggregate purchase price of Eastern Holdings common stock to be sold in the subscription and community offerings will be based upon an independent appraisal of Educators. The appraisal will reflect the estimated consolidated pro forma market value of Educators as a subsidiary of Eastern Holdings.

Completion of the conversion also is conditioned upon the simultaneous acquisition of EHC by Eastern Holdings. Pursuant to the agreement dated March 17, 2005, EHC will merge with a subsidiary of Eastern Holdings and thereby become a wholly owned subsidiary of Eastern Holdings. Eastern Holding Company shareholders will receive a per share purchase price in cash and Eastern Holdings common stock equal to 1.28 times Eastern Holding Company’s fully diluted December 31, 2005 book value, subject to a limited adjustment to reflect any extraordinary fluctuation in the value of EHC’s investment portfolio at that date. The parties expect to close the transaction on or about June 16, 2006. The Eastern Holdings common stock issued in the merger will be valued at the price per share at which the shares are offered in the subscription offering. The parties have received approval for listing of Eastern Holdings common stock on the NASDAQ stock market.

EDUCATORS MUTUAL LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	(Unaudited) March 31 2006	December 31 2005
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $72,398; $72,400)	$73,157	$73,748
Redeemable preferred stock, at estimated fair value (cost, $209)	231	231
Equity call options, at estimated fair value (cost, $1,544; $1,086)	1,675	1,308
Mortgage loans on real estate	42	49
Other invested assets	3,189	2,284

Total investments	78,294	77,620
Cash and cash equivalents	3,843	4,699
Accrued investment income	880	930
Premiums receivable	51	87
Reinsurance recoverable on paid and unpaid claims and claim adjustment expenses	24,531	24,461
Property and equipment, net	276	313
Deferred income taxes, net	1,003	946
Other assets	2,328	2,169

Total assets	$111,206	$111,225

LIABILITIES
Unpaid claims and claim adjustment expenses	$41,893	$41,904
Claims payable	1,641	2,232
Unearned premium	78	95
Advance premium	1,191	1,241
Reinsurance balances payable	235	216
Accounts payable and accrued expenses	1,758	1,719
Benefit plan liabilities	742	777
Federal income taxes payable	381	178
Other liabilities	871	754

Total liabilities	48,790	49,116

EQUITY
Retained earnings	61,900	61,205
Accumulated other comprehensive income, net	516	904

Total equity	62,416	62,109

Total liabilities and equity	$111,206	$111,225

See accompanying notes to unaudited consolidated financial statements.

EDUCATORS MUTUAL LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2006 and 2005

(In thousands)

	Unaudited
	2006	2005
REVENUE
Net premiums earned	$8,659	$9,749
Net investment income	999	952
Net realized investment gains (losses)	864	(156)
Other revenue	—	261

Total revenue	10,522	10,806

EXPENSES
Claims incurred	5,683	7,642
General insurance expenses	1,888	1,883
Commissions and related expenses	1,176	1,210
Other expenses	418	790
Conversion/merger expenses	202	315

Total expenses	9,367	11,840

Income (loss) before income taxes	1,155	(1,034)
Income tax expense (benefit)	460	(243)

Net income (loss)	695	(791)

Other comprehensive loss:
Unrealized holding losses arising during period, net of tax	(230)	(817)
Less: Reclassification adjustment for gains included in net income (loss), net of tax of $(81) and $(36)	158	70

Other comprehensive loss	(388)	(887)

Comprehensive income (loss)	$307	$(1,678)

See accompanying notes to unaudited consolidated financial statements.

EDUCATORS MUTUAL LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Three Months Ended March 31, 2006 and 2005

(Unaudited, in thousands)

	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
Balance, January 1, 2005	$60,077	$2,463	$62,540
Net loss	(791)	—	(791)
Other comprehensive loss, net of tax	—	(887)	(887)

Balance, March 31, 2005	$59,286	$1,576	$60,862

Balance, January 1, 2006	$61,205	$904	$62,109
Net income	695	—	695
Other comprehensive loss, net of tax	—	(388)	(388)

Balance, March 31, 2006	$61,900	$516	$62,416

See accompanying notes to unaudited consolidated financial statements.

EDUCATORS MUTUAL LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(Unaudited, in thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$695	$(791)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37	67
Amortization of bond premium/discount, net	59	50
Gain on sale of investments	(956)	(105)
Unrealized loss on equity call options	92	261
Equity in income of limited partnerships	(105)	(32)
Loss on disposal of property and equipment	1	—
Recognition of deferred gain on sale of building	(29)	(29)
Deferred tax provision	143	109
Changes in assets and liabilities:
Accrued investment income	50	65
Premiums receivable	35	(16)
Reinsurance recoverable on claims and claim adjustment expenses	(70)	(461)
Other assets	(158)	(968)
Unpaid claims, claim adjustment expenses and claims payable	(603)	1,030
Unearned and advance premium	(67)	147
Reinsurance balances payable	19	21
Accounts payable and accrued expenses	39	443
Benefit plan liabilities	(35)	16
Federal income taxes payable	203	(351)
Other liabilities	146	(266)

Net cash used in operating activities	(504)	(810)

Cash flows from investing activities:
Purchase of investments	(5,220)	(4,710)
Proceeds from sale of fixed income securities	2,035	895
Proceeds from maturities/calls of fixed income securities	2,826	2,847
Principal payments received on mortgage loans	7	86
Purchase of property and equipment	—	(2)

Net cash used in investing activities	(352)	(884)

Net decrease in cash and cash equivalents	(856)	(1,694)
Cash and cash equivalents, beginning of period	4,699	10,960

Cash and cash equivalents, end of period	$3,843	$9,266

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$135	$—

See accompanying notes to unaudited consolidated financial statements.

Educators Mutual Life Insurance Company and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands)

1. Nature of Operations

Educators Mutual Life Insurance Company is a mutual life and health insurance company domiciled in the Commonwealth of Pennsylvania (the “Commonwealth”). The accompanying unaudited interim consolidated financial statements include the accounts of Educators Mutual Life Insurance Company, its wholly owned downstream holding company, EML Holdings, LLC (“EML Holdings”), EML Holdings’ wholly owned subsidiary, IBSi, LLC (“IBSi”), and Educators Health Partners, Inc. (“EHP”), collectively referred to as “Educators.” On October 31, 2005, EML Holdings sold its interest in IBSi (see Note 6). EML Holdings had no assets other than its investment in IBSi. IBSi was Educators’ general agency that provided marketing and administrative services to Educators and other unaffiliated insurance carriers. EHP is inactive and has no assets or liabilities.

Educators provides dental, short and long-term disability, and term life insurance products to employer groups and is licensed to write business in 42 jurisdictions within the United States. Educators is currently actively writing business in 16 jurisdictions, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States.

Educators previously provided group medical insurance to employer groups; however, the group medical insurance line of business was placed into run-off in 2002. Educators ceased writing new policies in March 2002 and ceased renewing policies in September 2002. As of March 31, 2006, the outstanding claim reserves related to the group medical business totaled $256.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair presentation of the financial position and results of operations of Educators for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in the Eastern Holdings’ Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission, effective April 27, 2006.

All inter-company transactions and related account balances have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements requires management to make estimates and assumptions that affect the amount of reported assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the unaudited consolidated financial statements include the valuation of deferred income taxes, the liability for unpaid claims and claim adjustment expenses and claims payable, federal income taxes payable and benefit plan liabilities. Actual results could differ from these estimates.

Recent Accounting Pronouncements

SFAS 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends the accounting requirements for certain financial instruments covered by FASB Statements No. 133 and 140, including financial instruments containing embedded derivatives. SFAS 155 amends FASB Statement No. 133 by permitting fair value remeasurement of any hybrid financial instrument that contains an embedded derivative. Under current accounting guidance contained in FASB Statement No. 133, embedded derivatives must be bifurcated from their host contract and accounted for separately. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election for hybrid financial instruments may also be applied upon adoption of SFAS 155 to those hybrid financial instruments held by an entity and bifurcated under FASB Statement No. 133 prior to the adoption of SFAS 155. Early adoption of SFAS 155 is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for that fiscal year, including interim financial statements. Any difference between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument must be recognized as a cumulative effect adjustment to beginning retained earnings. Restatement of prior periods is prohibited. Educators currently holds convertible debt securities that require bifurcation under FASB Statement No. 133. Educators’ management is currently evaluating the impact to its consolidated financial statements of adopting the fair value provisions of SFAS 155 as they relate to Educators’ convertible debt securities.

3. Benefit Plans

Educators sponsors a non-contributory defined benefit pension plan (the “pension plan”) covering substantially all of its employees. On May 17, 2005, Educators’ Board of Directors approved the freezing of the pension plan effective December 31, 2005. Educators also sponsors a defined benefit postretirement plan (the “postretirement plan”), which provides certain health care and life insurance benefits for retired employees. Current employees may become eligible for these benefits if they reach retirement age while working for Educators and meet certain years of service levels prior to January 1, 2015. Life insurance benefits are set at 100% of an employee’s annual salary at the time of retirement, up to a maximum of $175, and are reduced to $10 by age 70.

Educators does not obtain an actuarial valuation for its pension plan or postretirement plan on an interim basis.

For the three months ended March 31, 2006 and 2005, Educators recognized net periodic benefit (income) cost of $(31) and $108 related to the pension plan, respectively, and $(35) and $16 related to the postretirement plan, respectively.

The assumptions used in the measurement of Educators’ net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table:

	Pension Plan Three Months Ended March 31,		Postretirement Plan Three Months Ended March 31,
	2006	2005	2006	2005
Weighted average discount rate	5.50%	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	6.75%	6.50%	N/A	N/A
Rate of increase in compensation levels	N/A	4.50%	3.50%	4.50%

4. Segment Information

Educators’ current operations are organized into one segment, group benefits insurance. Prior to the sale of IBSi, Educators reported IBSi’s results of operations in a separate segment, general agency operations. The group medical insurance segment has been in run-off since March 2002. All of Educators’ assets are allocated to the group benefits insurance segment, with the exception of certain limited partnership investments. Prior to the sale of IBSi, the assets of IBSi were separately identifiable and allocated to the general agency operations segment.

Group Benefits Insurance

The group benefits insurance segment consists of the operating results of Educators’ group benefits products, including dental, short and long-term disability, and term life. Educators’ group benefits products are sold through unaffiliated general agencies and producers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States.

Group Medical Insurance

Educators’ group medical insurance segment was placed into run-off in 2002. Educators ceased writing new policies in March 2002 and ceased renewing policies in September 2002.

General Agency Operations

The general agency operations segment consisted of the operating results of IBSi. Prior to its sale, IBSi provided marketing and administrative services to group benefits and medical insurance carriers, primarily in the Mid-Atlantic and Southeast regions of the United States. IBSi contracted with insurance carriers to market their products through IBSi’s network of insurance producers. IBSi earned sales and marketing fee income based on a predetermined percentage of premiums sold with each insurance carrier. IBSi’s assets totaled $0 and $5,855 at March 31, 2006 and 2005, respectively.

Corporate/Other

The corporate/other segment consists primarily of corporate-related expenses and certain eliminations required to reconcile the segment data to the consolidated statements of operations.

	Three Months Ended March 31, 2006
	Group Benefits Insurance	Group Medical Insurance	General Agency Operations	Corporate/ Other	Total
Revenue:
Net premiums earned	$8,659	$—	$—	$—	$8,659
Net investment income	895	—	—	104	999
Net realized investment gains	864	—	—	—	864
Other revenue	—	—	—	—	—

Total revenue	10,418	—	—	104	10,522

Expenses:
Claims incurred	5,684	(1)	—	—	5,683
General insurance expenses	1,869	19	—	—	1,888
Commissions and related expenses	1,176	—	—	—	1,176
Other expenses	—	—	—	418	418
Conversion/merger expenses	—	—	—	202	202

Total expenses	8,729	18	—	620	9,367

Income (loss) before income taxes	1,689	(18)	—	(516)	1,155
Income tax expense (benefit)	588	(6)	—	(122)	460

Net income (loss)	$1,101	$(12)	$—	$(394)	$695

	Three Months Ended March 31, 2005
	Group Benefits Insurance	Group Medical Insurance	General Agency Operations	Corporate/ Other	Total
Revenue:
Net premiums earned	$9,749	$—	$—	$—	$9,749
Net investment income	881	11	28	32	952
Net realized investment losses	(154)	(2)	—	—	(156)
Other revenue	—	—	612	(351)	261

Total revenue	10,476	9	640	(319)	10,806

Expenses:
Claims incurred	7,636	6	—	—	7,642
General insurance expenses	1,877	6	—	—	1,883
Commissions and related expenses	1,562	—	—	(352)	1,210
Other expenses	—	—	667	123	790
Conversion/merger expenses	—	—	—	315	315

Total expenses	11,075	12	667	86	11,840

Loss before income taxes	(599)	(3)	(27)	(405)	(1,034)
Income tax benefit	(203)	(1)	(8)	(31)	(243)

Net loss	$(396)	$(2)	$(19)	$(374)	$(791)

5. Demutualization and Merger with Eastern Holding Company, Ltd.

On March 17, 2005, Educators’ Board of Directors approved an Agreement and Plan of Reorganization (the “Agreement”). Under the terms of the Agreement, Educators will convert from a mutual insurance company to a stock insurance company and become a wholly owned subsidiary of Eastern Holdings. Simultaneously with the conversion, Eastern Holdings will acquire EHC through an exchange of cash and Eastern Holdings common stock for 100% of the outstanding capital stock of Eastern Holding Company. As part of the conversion, Eastern Holdings will offer its shares of common stock to Educators’ eligible members through a subscription offering. Any shares of common stock remaining after the subscription offering will be offered in a community offering, which will occur simultaneously with the subscription offering. Eligible members are those businesses or persons that owned a group insurance policy issued by Educators that was in-force on March 17, 2005, as well as certificate holders (i.e., insured persons) covered under such policies. The plan of conversion from a mutual to a stock company was filed with the Department and was approved on March 14, 2006. The plan of conversion must also be approved by an “affirmative vote” of at least two-thirds of the votes cast at a special meeting of Educators’ eligible members. The transaction is expected to close on or about June 16, 2006. Eastern Holdings has received approval to list its common stock on the NASDAQ stock market.

6. Sale of IBSi Interest

On October 31, 2005, EML Holdings entered into a Membership Purchase Agreement (the “Agreement”) for the sale of its interest in IBSi to IBSi’s Vice President of Sales, an IBSi Regional Sales

Director, and an unaffiliated third party (collectively referred to as the “purchasers”). The sale was completed through a cash purchase of $300, subject to certain purchase price adjustments. Prior to the sale, all inter-company balances between Educators and IBSi were settled, and any remaining assets and liabilities of IBSi, excluding certain furniture and equipment, became the property of Educators. As a result of the sale, EML Holdings recognized a net gain totaling $210. Under the terms of the Agreement, the purchasers received certain furniture and equipment owned by IBSi, totaling $5, and have the exclusive right to market Educators’ group benefits products in North and South Carolina and Virginia from October 31, 2005 through December 31, 2006. Educators may market its group benefits products directly to independent producers in the aforementioned states beginning on January 1, 2007; however, Educators is prohibited from marketing its products through IBSi’s top twenty producers in 2007, and in 2008, subject to IBSi meeting certain production goals. IBSi also has the right to market Educators’ products in other states in which IBSi operates, with the exception of Pennsylvania and Maryland. Subsequent to the sale, Educators markets and sells its group benefits products through direct relationship with its independent producers in Pennsylvania and Maryland. The net assets transferred from IBSi to Educators, as a result of the sale, totaled $4,671.

7. Lease Termination Agreement

On March 20, 2006, in anticipation of its move to a new office, Educators entered into a Lease Termination Agreement with the landlord of its office building to terminate the current operating lease upon Educators vacating the building and moving to its new office space. Under the terms of the Lease Termination Agreement, Educators will pay the landlord an amount equal to the present value of the remaining lease payments plus certain expenses related to the maintenance of the building on the date the lease is terminated. The amount of the termination payment is based on the date Educators terminates the lease and ranges from $413 to $451. The impact of the termination payment on Educators’ results of operations will be reduced by the recognition of the remaining deferred gain on the termination date, which will range from $201 to $220, depending on the termination date. As the result of this transaction, Educators recorded a liability and related expense totaling $212 as of March 31, 2006. This expense is included in other expenses in the consolidated statement of operations for the three months ended March 31, 2006. Educators will continue to make lease payments under the terms of the current operating lease through the termination date. The monthly lease commitment is $21.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of EHC’s and Educators’ financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of EHC and Educators and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of EHC’s and Educators’ business or the risks associated with an investment in Eastern Holdings common stock. You should carefully review and consider the various disclosures made by us in this quarterly report and in our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission, effective April 27, 2006.

Forward-looking Statements

Eastern Holdings may from time to time make written or oral “forward-looking statements,” including statements contained in Eastern Holdings’ filings with the U.S. Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto), in its reports to shareholders and in other communications by Eastern Holdings, which are made in good faith by Eastern Holdings pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to Eastern Holdings’ beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond Eastern Holdings’ control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause Eastern Holdings’ financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the ability to carry out business plans, including specifically the ability to integrate the operations of EHC and Educators and cross sell their respective product lines through the distribution system of the other party;

•	the ability of Educators to improve the results and increase the premium volume of its group benefits business;

•	the ability of Educators to reorganize and effectively manage its distribution system after the disposition of IBSi;

•	future economic conditions in the regional and national markets in which Eastern Holdings competes that are less favorable than expected;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the states in which Eastern Holdings does business;

•	the ability to obtain licenses and enter new markets successfully and capitalize on growth opportunities either through mergers or the expansion of Eastern Holdings’ producer network;

•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of the Eastern Holdings’ investment portfolio or a reduction in the demand for Eastern Holdings’ products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, increased underwriting capacity and the entry of new competitors and the development of new products by new and existing competitors;

•	the effects of mergers, acquisitions and dispositions;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	changes in the underwriting criteria that Eastern Holdings uses resulting from competitive pressures;

•	Eastern Holdings’ inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard setting bodies;

•	Eastern Holdings’ inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results; and

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

Eastern Holdings cautions that the foregoing list of important factors is not exclusive. Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. Eastern Holdings does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Eastern Holdings.

Eastern Holding Company, Ltd. and Subsidiaries

Overview

EHC provides a broad range of workers’ compensation products through Eastern Alliance and Allied Eastern, some of which are reinsured through an intercompany reinsurance agreement with Eastern Re. EHC provides claims administration and risk management services through Employers Alliance. Eastern Re also participates through quota share reinsurance agreements in programs covering underground storage tanks and non-hazardous waste haulers, both of which are underwritten by an unaffiliated large primary insurer. EHC manages its operations through four business segments: workers’ compensation insurance, specialty reinsurance, segregated portfolio cell reinsurance, and corporate/third party administration.

In EHC’s workers’ compensation insurance segment, EHC provides workers’ compensation insurance coverage to small and medium size businesses in rural and suburban Pennsylvania, Maryland and Delaware. EHC’s workers’ compensation products include guaranteed cost policies, loss sensitive dividend plans, large deductible policies, retrospectively-rated policies and alternative market policies. EHC markets its products primarily through a carefully selected network of 44 independent producers.

In EHC’s specialty reinsurance segment, EHC assumes premiums from an unaffiliated insurance company related primarily to two programs. The first program provides coverage to underground storage tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The second program provides commercial automobile liability coverage for non-hazardous waste haulers.

In EHC’s segregated portfolio cell reinsurance segment, EHC offers alternative market products for individual customers and trade associations whereby premiums from the workers’ compensation insurance segment, in exchange for a ceding commission, are ceded 100% to the segregated portfolio cell reinsurance segment within Eastern Re. Through a dividend participation interest in Eastern Re, a segregated portfolio dividend participant may participate in loss experience and investment income. The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cells. The fees paid by the segregated portfolio cells for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income.

In the corporate/third party administration segment, EHC provides claims adjusting and risk management services. EHC receives a fee but does not bear any underwriting risk for these services. Also in this segment, EHC owns a 10% interest in a segregated portfolio cell based in Bermuda that writes coverage for sprinkler contractors.

Marketplace Conditions and Trends

The property and casualty insurance industry is affected by recurring industry cycles known as “hard” and “soft” markets. Since EHC began operations in 1997 and continuing into 2001, EHC operated in a soft market cycle, which is generally considered an adverse industry cycle in the property and casualty insurance industry. A soft cycle is characterized by intense competition resulting in lower pricing and increased commissions paid to distribution sources in order to compete for business. EHC believes that a hard market began in 2001. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing and lower commissions paid to acquire business. The hard market conditions significantly intensified after the September 11, 2001 terrorist attacks.

The shift in the property and casualty industry cycles to a hard market led to increased pricing in EHC workers’ compensation products as evidenced by compounded renewal rate increases of 13.9%, 17.6%, 14.4% and 7.8% for the years ended December 31, 2001, 2002, 2003 and 2004, respectively. These price increases had a favorable impact on EHC’s results of operations in its workers’ compensation products as reflected in EHC’s declining loss ratios. During 2005, pricing remained stable in EHC’s target market. During the first quarter of 2006, price competition in EHC’s target market has intensified as evidenced by renewal rate decreases of 2.6% during this period.

Although 2001 signified the beginning of the hard market, it also was the beginning of an economic downturn. The economic downturn increased unemployment, which generally has a negative impact on workers’ compensation loss results. The two components of a workers’ compensation claim are medical and indemnity. The medical component of a claim is the amount paid to treat work-related injuries, while the indemnity portion of a claim is the amount of lost time wages that are paid to an employee as a result of work absenteeism related to an injury that was sustained while operating in the scope of employment. In a favorable economy, an employer may have a better chance of offering an injured worker modified duty, relieving the workers’ compensation insurer of some or all of the indemnity exposure. If an employer is unable to take an injured employee back to work or offer modified duty positions, the indemnity portion of the workers’ compensation claim will result in an increased expense to the insurer. In 2002, EHC began experiencing adverse development in its reserves for unpaid losses and loss adjustment expenses related to prior accident years because its estimates did not fully take into account difficulties in getting injured employees back to work due to the economic downturn. EHC began a large scale return to work campaign to educate employees, producers, insureds and others regarding the benefits of a return to work program. In 2003, the claims department of EHC began recording higher base case reserves to incorporate future potential return-to-work issues, which resulted in further adverse development. EHC experienced adverse development on prior accident year’s loss and loss adjustment expense estimates that resulted in charges to EHC’s income before taxes of $4.3 million in 2003 and $3.1 million in 2002 in its workers’ compensation insurance segment. During 2004 and 2005, the economies in EHC’s workers’ compensation underwriting territories improved and unemployment rates decreased. Furthermore, in 2004 and 2005, EHC began to realize the benefits of its return-to-work controls that had been previously implemented. EHC’s results of operations for its workers compensation insurance segment included a decrease in estimated incurred losses and loss adjustment expenses, related to prior accident years of $7.4 million for the year ended December 31, 2005. The favorable development on prior accident years relates primarily to significant claim settlements during 2005 for amounts at, or less than, previously established case and IBNR reserves. The favorable claim settlements in 2005, compared to previously established case and IBNR reserves, relate primarily to the incorporation in 2003 of potential return-to-work issues in the base case reserves, favorable economic conditions during 2004 and 2005, and the realization of the benefits from EHC’s large scale return-to-work campaign.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. EHC is required to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. EHC evaluates these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that is believed to be reasonable under the circumstances. There can be no assurance that actual results will conform to the estimates and assumptions and that reported results of operation will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. EHC believes the following policies are the most sensitive to estimates and judgments.

Loss reserve estimation. The adequacy of loss reserve estimates are inherently uncertain because the ultimate amount that EHC may pay under many of the claims incurred as of the balance sheet date will not be known for many years. EHC establishes reserves for unpaid losses and loss adjustment expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses. Establishing reserves for property and casualty claims continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. EHC’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in EHC’s results of operations in the period in which the estimates are changed.

On a quarterly basis, EHC prepares actuarial analyses to assess the reasonableness of the recorded reserves for unpaid losses and loss adjustment expenses. These actuarial analyses incorporate various methodologies, including paid loss development, incurred loss development and a combination of other actuarial methodologies that incorporate characteristics of incurred and paid methodologies combined with a review of EHC’s exposure base. The recorded amount in each accident year is then compared to the results of these methodologies, with consideration being given to the age of the accident year. As accident years mature, the various methodologies generally produce consistent loss estimates. For more recent accident years, the methodologies produce results that are not as consistent. Accordingly, more emphasis is placed on supplementing the methodologies in more recent accident years with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claim payments and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of March 31, 2006, the related adjustments could have a material adverse effect on EHC’s financial condition, results of operations or liquidity.

With respect to the specialty reinsurance segment, numerous internal and external factors will affect the ultimate settlements of future claims including, but not necessarily limited to: changes in the cost of environmental remediation, impacts of relevant federal or state legislation, changes in technology and the resulting impact on costs, and reliance on ceding companies to handle claims and remit proper loss information in a timely manner. Reserving for assumed reinsurance requires evaluating loss information received from the ceding company. On a quarterly basis, Eastern Re receives a statement from the ceding company which includes premium and loss settlement activity for the period with corresponding reserves as established by the ceding company. Claims reported to the ceding company by insureds are entered into its claim system and ceded to Eastern Re on a quarterly basis. The claim information received from the ceding company is compiled into loss development triangles. Generally accepted actuarial methodologies, supplemented by judgment where appropriate, are used to develop the appropriate incurred but not reported (“IBNR”) reserves for Eastern Re. Each quarter EHC compares its actual reported losses for the quarter, and cumulative reported losses since the most recently completed reserve study, to expected reported losses for the respective period, which may result in EHC increasing its loss and loss adjustment expense, and its corresponding loss reserves in that quarter. This information is used as a tool in the judgmental process by which management assesses the overall adequacy of the reserve for unpaid losses and loss adjustment expenses at Eastern Re. The evaluation of the reserve for unpaid losses and loss adjustment expenses related to EHC’s specialty reinsurance programs requires that loss development be estimated over an extended period of time. Because the primary insurer under this program changed in 1999 and the claims management philosophy of the two primary insurers differed, historical loss data for years prior to 1999 is not very useful. Therefore, reliance has been placed on industry loss development patterns, judgmentally adjusted to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

EHC’s reserves for unpaid losses and loss adjustment expenses as of March 31, 2006 are summarized below (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Specialty Reinsurance	TOTAL
Case reserves	$15,528	$7,995	$7,477	$31,000
Case incurred development, IBNR and unallocated loss adjustment expense reserves	23,451	13,194	7,700	44,345
Amount of discount	(1,998)	(1,059)	—	(3,057)

Net reserves	36,981	20,130	15,177	72,288
Reinsurance recoverables	3,106	2,285	—	5,391

Reserves for unpaid losses and loss adjustment expenses	$40,087	$22,415	$15,177	$77,679

EHC’s reserves for unpaid losses and loss adjustment expenses as of December 31, 2005 are summarized below (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Specialty Reinsurance	TOTAL
Case reserves	$14,240	$7,985	$6,949	$29,174
Case incurred development, IBNR and unallocated loss adjustment expense reserves	22,796	12,474	7,974	43,244
Amount of discount	(1,859)	(1,025)	—	(2,884)

Net reserves	35,177	19,434	14,923	69,534
Reinsurance recoverables	3,726	2,094	—	5,820

Reserves for unpaid losses and loss adjustment expenses	$38,903	$21,528	$14,923	$75,354

In its workers’ compensation insurance and segregated portfolio cell reinsurance segments, EHC records reserves for estimated losses under insurance policies and for loss adjustment expenses related to the investigation and settlement of policy claims. EHC’s reserves for unpaid losses and loss adjustment expenses represent the estimated cost of reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing its workers’ compensation reserves, EHC uses loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income. For claims reported in the workers’ compensation insurance and segregated portfolio cell reinsurance segments, claims are administered by EHC’s wholly owned third party administrator, Employers Alliance.

When a claim is reported, EHC’s claims adjusters immediately establish a case reserve, which consists of anticipated medical costs, indemnity costs and certain defense and cost containment expenses that EHC refers to as allocated loss adjustment expenses, or ALAE. At any point in time, the amount paid on a claim, plus the case reserve for future amounts to be paid, represents the claims adjuster’s estimate at that time of the total cost of the claim, or the case incurred amount. The case reserve for each reported claim is based upon various factors, including:

•	type of loss;

•	severity of the injury or damage;

•	age and occupation of the injured employee;

•	estimated length of temporary disability;

•	anticipated permanent disability;

•	expected medical procedures, costs and duration;

•	knowledge of the circumstances surrounding the claim;

•	insurance policy provisions, including coverage, related to the claim;

•	jurisdiction of the occurrence; and

•	other benefits defined by applicable statute.

The case incurred amount can vary over time due to changes in expectations with respect to medical treatment and outcome, length and degree of disability, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts, or case incurred development, is an important component of EHC’s historical claim data.

In addition to case reserves, EHC establishes loss and ALAE reserves on an aggregate basis for case incurred development and claims that have been incurred but not reported, or IBNR. Case incurred development and IBNR reserves are primarily intended to provide for aggregate changes in preexisting case incurred amounts and, secondarily, as the unpaid cost of IBNR claims for which an initial case reserve has not been established.

The third component of EHC’s reserves for unpaid losses and loss adjustment expenses is unallocated loss adjustment expense, or ULAE. EHC’s ULAE reserve is established for the costs of future unallocated loss adjustment expenses for known and unknown claims. EHC’s ULAE reserve covers primarily the estimated cost of administering claims.

In estimating case incurred development and IBNR reserves, EHC performs most of its detailed analysis on a net of reinsurance basis, and then considers expected recoveries in arriving at its recorded amounts for unpaid losses and loss adjustment expenses. To estimate such reserves, EHC relies primarily on the analysis of claims in its 9-year workers’ compensation insurance history. Using standard actuarial methods, EHC estimates reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends. However, the number of variables and judgments involved in establishing reserve estimates, combined with some random variation in loss development patterns, results in uncertainty regarding projected ultimate losses. As a result, EHC’s ultimate liability for loss and loss adjustment expenses may be more or less than its reserve estimate.

To estimate reserves, EHC stratifies its data using variations of the following different categorization of claims:

•	All loss and loss adjustment expense data developed together;

•	Lost time claims developed independently;

•	Medical only claims developed independently;

•	The indemnity portion of lost time claims developed independently;

•	The medical portion of a lost time claim and medical only claims developed together; and

•	Loss adjustment expenses developed independently.

The term “developed together” refers to the summation of the claims data for a particular data stratification. For example, “All loss and loss adjustment expense data developed together” represents all loss and loss adjustment expense claims data of EHC, regardless of medical, indemnity or expense components, developed together using the historical data for this particular data stratification. The term “developed independently” refers to a specific data element. For example, “The indemnity portion of lost time claims developed independently” represents the development of the indemnity portion of a claim separately using historical data for this particular type of claim. Developing claims using different data stratifications allows EHC to identify trends for a specific group of claims that would not necessarily be readily identifiable if the data were included with other types of claim information. For example, developing the medical portion of a claim separately may allow EHC to identify a medical inflation trend that may not have been evident if it had been included with indemnity claim information. The combination of the different data stratifications and standard actuarial methods, including the following, produce different actuarial indications for EHC to evaluate:

Incurred Loss Development Method. The Incurred (case incurred) Loss Development Method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. “Age-to-age” loss development factors (“LDFs”) are calculated to measure the relative development of an accident year from one maturity point to the next.

Paid Loss Development Method. The Paid Loss Development Method is mechanically identical to the Incurred Loss Development Method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a loss development approach can be affected by many conditions, such as internal claim department processing changes, legal changes or variations in a company’s mix of business from one year to the next. Also, since the percentage of losses paid for immature years is often low, development factors are more volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate liability for losses and loss adjustment expenses. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

Bornhuetter-Ferguson Methodology. The Bornhuetter-Ferguson Expected Loss Projection Method based on reported loss data relies on the assumption that remaining unreported losses are a function of the total expected ultimate losses rather than a function of the currently reported losses. The expected ultimate losses in this analysis are based on historical results, adjusted for known pricing changes and inflationary trends. The expected ultimate losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected cumulative incurred LDFs. Finally, the unreported losses are added to the current reported losses to produce ultimate losses. The Bornhuetter-Ferguson method is most useful as an alternative to other models for immature accident years. For these immature accident years, the amounts reported or paid may be small and unstable and therefore not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when changing reporting patterns distort historical development of losses.

The Bornhuetter-Ferguson Method can also be applied with paid losses.

In estimating ULAE reserves, EHC reviews past adjustment expenses in relation to paid claims and estimated future costs based on expected claims activity and duration. The sum of EHC’s net loss and ALAE reserve, and ULAE reserves is its total net reserve for unpaid losses and loss adjustment expenses.

In determining management’s best estimate, EHC considers the various accident year loss indications produced by the actuarial methods. Considering the results of the methods, the inherent strengths and weaknesses of each method as described above, as well as other statistical information such as ultimate loss ratios, ultimate loss to exposure ratios and average ultimate claim values, EHC determines and records its best estimate of unpaid losses and ALAE. Management believes its best estimate of recorded reserves for unpaid losses and loss adjustment expenses is representative of the inherent uncertainty surrounding reserving for a long-tail line of business such as workers’ compensation as well as the relative immature accident year historical experience of its workers’ compensation insurance segment, which completed its first full year of operations in 1998.

The reporting and paid loss development patterns in the segregated portfolio cell reinsurance segment are consistent with that of the workers’ compensation insurance segment. Accordingly, the tail factors used to project actual current losses to ultimate losses for claims covered in our segregated portfolio cell reinsurance segment require considerable judgment that could be material to consolidated loss and loss adjustment expense reserves. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of the losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, any change in the reserve for unpaid losses and loss adjustment expenses is recorded to the segregated portfolio dividend payable/receivable account and would have no impact on EHC’s net income or shareholders’ equity.

In its specialty reinsurance segment, EHC categorizes unpaid losses and loss adjustment expenses into two types of reserves: reported outstanding loss reserves, or case reserves, and IBNR reserves. Case reserves represent unpaid losses reported by EHC’s cedants and recorded by EHC. Similar to the workers’ compensation insurance and segregated portfolio cell reinsurance segments, IBNR reserves represent a provision for claims that have been incurred but not yet reported, as well as future loss development on losses already reported, in excess of the case reserves. EHC updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants.

EHC analyzes its ultimate losses and loss adjustment expenses for specialty reinsurance after consideration of the loss experience on each treaty for every underwriting year on a quarterly basis. The methodologies that EHC employs include, but may not be limited to, paid loss development methods and incurred loss development methods similar to those described in the workers’ compensation insurance and segregated portfolio cell reinsurance segments above.

In applying these methods, EHC evaluates loss development trends by underwriting year to determine various assumptions that are required as inputs in the actuarial methodologies it employs. These typically involve the analysis of historical loss development trends by underwriting year. In addition, EHC utilizes external or internal benchmark sources of information for which it does not have sufficient loss development data to calculate credible trends. The evaluation of the reserve for unpaid losses and loss adjustment expenses related to the specialty reinsurance segment requires that loss development be estimated over an extended period of time.

For its specialty reinsurance segment, EHC relies on information provided by ceding companies as it regards premiums and reported claims, and then uses that data as a key input to estimate unpaid losses and loss adjustment expenses. Since EHC relies on claims information reported by ceding companies, the estimation of unpaid losses and loss adjustment expenses for specialty reinsurance includes certain risks and uncertainties that do not exist with its other segments, and include, but are not necessarily limited to, the following:

•	The reported claims information could be inaccurate, and/or could be subject to significant reporting lags. Such potential inaccuracies or reporting lags would increase the risk of reserve estimation error.

•	A significant amount of time can lapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company, often referred to as the primary company or cedant, the subsequent reporting to the reinsurance company, referred to as the reinsurer, and the ultimate payment of the claim on the loss event by the reinsurer.

•	Because the primary insurer under these programs changed in 1999, historical loss data is insufficiently developed. Therefore, reliance has been placed on industry loss development patterns adjusted, based on EHC’s judgment, to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

Claims reported to the ceding company by insureds are entered into the ceding company’s claim system and ceded to the specialty reinsurance segment on a quarterly basis. EHC mitigates the above risk by performing periodic claims reviews of the ceding companies’ claims detailed reports to ensure reported claims information appears to be reasonably accurate and timely.

Investments. Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three months ended

March 31, 2006 and 2005, EHC did not record an adjustment for declines in investment securities that were determined to be other than temporary.

Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. EHC generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equities. If an equity security has a market value below 80% of cost and remains below 80% of cost for more than three months, a review of the financial condition and prospects of the company is performed to determine if the decline in market value is other-than-temporary. A specific determination is made for any such security. Other equity securities in an unrealized loss position not meeting these quantitative thresholds are evaluated considering, among other things, the magnitude and reasons for the decline and the prospects for the fair value of the securities to recover in the near term. If the decline in market value is judged to be other-than-temporary, then the cost basis of the security is written down to realizable value and the amount of the write down is accounted for as a realized loss. Realizable value is defined as the quoted market price of the security.

Fixed income securities. A fixed income security generally is written down if EHC is unable to hold or otherwise intends to sell a security with an unrealized loss, or if it is probable that it will be unable to collect all amounts due according to the contracted terms of a debt security not impaired at acquisition. A fixed maturity security review for collectibility is done if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80% of amortized cost due to deterioration in credit quality.

Deferred policy acquisition costs. Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of March 31, 2006 and December 31, 2005, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	March 31, 2006	December 31, 2005
Workers’ compensation segment:
Deferred policy acquisition costs	$1,084	$1,304
Unearned premium reserves	$25,668	$18,910
Specialty reinsurance segment:
Deferred policy acquisition costs	$2,253	$2,334
Unearned premium reserves	$7,509	$7,530
Segregated portfolio cell segment:
Deferred policy acquisition costs	$3,797	$2,000
Unearned premium reserves	$13,077	$7,498

Deferred income taxes. The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. As of March 31, 2006 and December 31, 2005, EHC recorded net deferred tax assets of $2.9 million and $2.1 million, respectively, including deferred tax assets of $3.6 million and $2.9 million, respectively, primarily attributable to the fact that the Internal Revenue Code requires property and casualty insurance companies to discount the tax deduction for loss reserves in a manner that is different than the discounting utilized by EHC for financial reporting purposes. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that EHC could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

Reinsurance. Amounts recoverable from property and casualty reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and loss adjustment expenses are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve EHC of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and loss adjustment expenses affect the estimates for the ceded portion of these liabilities. EHC continually monitors the financial condition of its reinsurers.

Results of Operations

The tables below summarize certain operating and key measures EHC uses to monitor and evaluate its operations.

Consolidated Results

The major components of consolidated revenues and net income are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
Net premiums written	$34,474	$31,914
Net premiums earned	$22,158	$20,189
Net investment income	1,465	969
Net realized investment gains (losses)	230	(6)
Equity in losses of limited partnerships	(26)	—
Other revenues	133	148

Total revenues	$23,960	$21,300

Consolidated revenues increased to $24.0 million for the three months ended March 31, 2006, compared to $21.3 million for the same period in 2005, primarily reflecting higher net premiums earned, increased investment income and an increase in net realized gains, from a net realized loss of $6,000 for the three months ended March 31, 2005 to a net realized gain of $230,000 for the same period in 2006. Other revenues consist of fee-based revenue for claims administration and risk management services offered through EHC’s corporate/third party administration segment to unrelated third parties.

Components of net income (loss) by segment are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Workers’ compensation insurance	$2,121	$1,187
Specialty reinsurance	1,200	990
Segregated portfolio cell reinsurance (1)	—	—
Corporate/third-party administration	(104)	(358)

Net income	$3,217	$1,819

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

EHC recorded consolidated net income of $3.2 million for the three months ended March 31, 2006, compared to consolidated net income of $1.8 million for the same period in 2005. The increase in consolidated net income is due to an increase in net income in the workers’ compensation insurance and specialty reinsurance segments and a decrease in the net loss in the corporate/third-party administration segment. The net loss in the corporate/third-party administration segment decreased from $358,000 for the three months ended March 31, 2005 to $104,000 for the same period in 2006, primarily due to an improvement in the results of the segregated portfolio cells in which EHC is a dividend participant. EHC’s segregated portfolio dividend income was $207,000 for the three months ended March 31, 2006 compared to $78,000 for the same period in 2005.

Workers’ Compensation Insurance

The workers’ compensation insurance segment consists of the operating results of Eastern Alliance and Allied Eastern. Summarized financial results of the workers’ compensation insurance segment are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Direct premiums written	$31,473	$29,931
Reinsurance premiums assumed	278	126
Ceded premiums written	13,527	13,490

Net premiums written	18,224	16,567
Change in unearned premiums	(6,760)	(6,245)

Net premiums earned	11,464	10,322
Net investment income	887	640
Net realized investment gains	227	—

Total revenue	$12,578	$10,962

Expenses:
Loss and loss adjustment expenses	$7,081	$7,329
Acquisition and other underwriting expenses	827	493
Other expenses	1,497	1,395
Policyholder dividend expense	85	42

Total expenses	$9,490	$9,259

Income before income taxes	3,088	1,703
Income tax expense	967	516

Net income	$2,121	$1,187

Net Income

Net income for the workers’ compensation insurance segment increased to $2.1 million for the three months ended March 31, 2006, compared to $1.2 million for the same period in 2005. The increase in net income is a result of a decrease in the accident period loss and loss adjustment expense ratio from 71.0% in 2005 to 67.0% in 2006, favorable loss and loss adjustment expense reserve development recorded in 2006 on prior accident years in the amount of $600,000 ($396,000 after-tax), an increase in net investment income of 38.6%, net realized gains of $227,000, and 8.0% year-over-year growth in traditional direct written premium.

Premiums

Direct premiums written for the three months ended March 31, 2006 were $31.5 million, compared to $29.9 million for the same period in 2005. The increase relates to increased writings in traditional business in 2006, compared to 2005. Direct premiums written in traditional business were

$19.1 million for the three months ended March 31, 2006, compared to $17.7 million for the same period in 2005, an increase of 8.0%. The increase in traditional business direct premiums written during 2006 relates primarily to new business of $3.5 million for the three months ended March 31, 2006, compared to $2.5 million for the same period in 2005.

Net premiums written for the three months ended March 31, 2006 increased by $1.6 million, to $18.2 million, compared to $16.6 million for the three months ended March 31, 2005. The increase in net premiums written of 10.0% primarily reflects increases in traditional production, because alternative markets business is ceded 100% to the segregated portfolio cell reinsurance segment.

Losses and Expenses

The workers’ compensation ratios were as follows:

	Three Months Ended March 31,
	2006	2005
Loss and loss adjustment expense ratio	61.8%	71.0%
Expense ratio	20.3%	18.3%
Policyholders’ dividend ratio	0.7%	0.4%

Combined ratio	82.8%	89.7%

The accident period loss and loss adjustment expense ratio was 67.0% in 2006, compared to 71.0% in 2005. The calendar period loss and loss adjustment expense ratio was 61.8% in 2006, compared to 71.0% in 2005. The decrease in the calendar period loss and loss adjustment expense ratio from 2005 to 2006 relates to EHC recording favorable loss and loss adjustment expense reserve development in 2006 on prior accident years in the amount of $600,000 and a decrease in the current accident period loss development factors used to estimate EHC’s loss and loss adjustment expenses in 2006, compared to 2005, a decrease in severity related claims in the first quarter of 2006, compared to the same period in 2005, and the continued decrease in claim frequency. The favorable development on prior accident years and the decrease in current accident period loss development factors from 2005 to 2006 relates primarily to significant claim settlements during 2006 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of March 31, 2006. EHC utilizes loss development factors in a variety of actuarial methodologies to estimate its reserves for unpaid losses and loss adjustment expenses in the current accident period and to monitor its recorded ultimate loss and loss adjustment expenses in prior accident periods. For the three months ended March 31, 2006, EHC closed 90, or 21.3%, of the 423 open lost time claims as of December 31, 2005. In the aggregate, the claims were closed at amounts lower than the provision established for claims incurred but not reported. There was no loss development recorded for the three months ended March 31, 2005. Further contributing to the decrease in the current period actuarial indications was a decrease in claim frequency in 2006, compared to 2005. As of March 31, 2006, there were 462 open lost time claims for all accident periods, compared to 499, as of March 31, 2005, for all accident periods. Management of EHC believes that the realization of the benefits of its return-to-work controls implemented in 2003 coupled with strong economies in its underwriting territories during 2005 and 2006 enabled it to record loss and loss adjustment expenses that were lower than the amount reserved for claim settlements. For the three months ended March 31, 2006, there were no accident period claims that exceeded EHC’s $500,000 reinsurance retention, compared to one such claim in 2005 that produced a net combined retention of $400,000, or 3.9 points of the 2005 loss ratio.

Acquisition and other underwriting expenses increased from $493,000 for the three months ended March 31, 2005, to $827,000 for the same period in 2006, primarily due to a decrease in earned fee based revenue from the alternative market segment. The decrease in earned fee based revenue is primarily related to audit premiums on workers’ compensation policies ceded to the segregated portfolio cell reinsurance segment for which the workers’ compensation segment receives fees. Audit premiums on workers’ compensation policies were $229,000 and $850,000 for the three months ended March 31, 2006 and 2005, respectively. Audit premiums and associated fees are fully earned when recorded as they relate to policy periods that have expired. Fee based revenue from the alternative markets segment is netted against underwriting expenses. Other expenses increased from $1.4 million in 2005 to $1.5 million in 2006. The increase in the expense ratio to 20.3% for the three months ended March 31, 2006, from 18.3% for the same period in 2005, reflects these expense movements and an increased earned premium base of 11.1%.

Policyholder dividends incurred increased $43,000, to $85,000, for the three months ended March 31, 2006, compared to $42,000 for the same period in 2005. Dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. In 2006, 7.6% of all policies were written on a dividend policy basis, compared to 3.3% in 2005.

Net Investment Income

Net investment income increased for the three months ended March 31, 2006, by $247,000, or 38.6%, to $887,000, compared to $640,000 for 2005. The primary reason for the increase was an increase in the size of the invested asset base due to positive cash flow resulting from increased net premiums written.

Net Realized Gains

For the three months ended March 31, 2006 and 2005, net realized gains were $227,000 and $0, respectively. The increase in net realized gains were driven by the more favorable equity environment in the first quarter of 2006 and EHC’s ability to sell certain equity securities that were in an unrealized gain position.

Tax Expense

The increase in income tax expense, from $516,000 for the three months ended March 31, 2005, to $968,000 for the three months ended March 31, 2006, was primarily due to the increase in pre-tax income. The effective tax rate for the three months ended March 31, 2006 was 31.3%. The primary difference between the statutory tax rate of 34% and the effective tax rate relates to tax exempt income from EHC’s municipal fixed income portfolio.

Specialty Reinsurance

The specialty reinsurance segment consists primarily of the core operating results of Eastern Re. Summarized financial results of the specialty reinsurance segment are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Reinsurance premiums assumed	$4,682	$3,931
Change in unearned premiums	22	(402)

Net premiums earned	$4,704	$3,529
Net investment income	335	185
Net realized investment gains	3	—
Equity in losses of limited partnerships	(26)	—
Other revenue	334	262

Total revenue	$5,350	$3,976

Expenses:
Loss and loss adjustment expenses	$2,531	$1,759
Acquisition and other underwriting expenses	1,496	1,105
Other expenses	123	122

Total expenses	$4,150	$2,986

Net income	$1,200	$990

Net Income

Net income for the specialty reinsurance segment increased to $1.2 million for the three months ended March 31, 2006, compared to $990,000 million for the same period in 2005 due to increases in earned premiums of 33.3% and increases in investment income of $150,000, or 81.1%, partially offset by an increase in the calendar period loss and loss adjustment expense ratio in 2006, compared to 2005.

Premiums

Reinsurance premiums assumed are generated in the specialty reinsurance segment by Eastern Re’s participation in quota share reinsurance agreements with an unaffiliated large primary insurer, pursuant to which the specialty reinsurance segment assumes premiums from such insurer in an amount equal to Eastern Re’s 25% quota share participation percentage. The two programs in the specialty reinsurance segment with such insurer are EnviroGuard and a non-hazardous waste service liability product. The EnviroGuard program provides coverage to underground storage tank owners, as required by the Environmental Protection Agency, for third-party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The second program is sponsored by the Environmental Industry Association (“EIA”), and offers an automobile liability program for companies engaged in non-hazardous waste service activity.

Reinsurance premiums assumed by line of business were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
EnviroGuard	$2,509	$2,677
EIA liability	2,174	1,254

Total direct written premiums	$4,682	$3,931

Reinsurance premiums assumed increased to $4.7 million for the three months ended March 31, 2006, compared to $3.9 million for the three months ended March 31, 2005. An increase in cessions in the EIA liability product contributed to the overall increase in direct production.

Losses and Expenses

EHC’s specialty reinsurance ratios were as follows:

	Three Months Ended March 31,
	2006	2005
Loss and loss adjustment expense ratio	53.8%	49.8%
Expense ratio	34.4%	34.8%

Combined ratio	88.2%	84.6%

The calendar period loss and loss adjustment expense ratio increased to 53.8% for the three months ended March 31, 2006, compared to 49.8% for the same period in 2005, primarily due to an increase in the accident period loss and loss adjustment expense ratio in the EnviroGuard product due to an increase in reported claims from the ceding company. The accident period loss and loss adjustment expense ratio for the EnviroGuard product was 46.0% and 44.0% for the three months ended March 31, 2006 and 2005, respectively.

As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the three months ended March 31, 2006 and 2005, the ceding commission paid to the primary insurer was 30.0%. Other expenses of $123,000 and $122,000 were incurred for the three months ended March 31, 2006 and 2005, respectively. Other expenses consist primarily of accounting, banking, management services and legal fees.

Net Investment Income

Net investment income was $335,000 for the three months ended March 31, 2006, compared to $185,000 for the same period in 2005. The increase in investment income is due primarily to increases in assumed premium which produced favorable cash flow from operations, which increased total invested assets.

Segregated Portfolio Cell Reinsurance

Summarized financial results of the segregated portfolio cell reinsurance segment are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Reinsurance premiums assumed	$12,325	$12,204
Ceded premiums written	757	788

Net premiums written	11,568	11,416
Change in unearned premiums	(5,578)	(5,078)

Net premiums earned	5,990	6,338
Net investment income	200	74

Total revenue	$6,190	$6,412

Expenses:
Loss and loss adjustment expenses	$3,523	$4,095
Acquisition and other underwriting expenses	1,911	2,086
Other expenses	46	75
Segregated portfolio dividend expense (1)	710	156

Total expenses	$6,190	$6,412

Net income (1)	$0	$0

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

Premiums

Reinsurance premiums assumed for the three months ended March 31, 2006 increased by $121,000, to $12.3 million, compared to $12.2 million for the same period in 2005. The increase over the prior period was due to renewal increases on existing accounts, offset by a decrease in audit premiums in 2006, compared to 2005. Audit premiums were $222,000 and $850,000 for the three months ended March 31, 2006 and 2005, respectively. There were no new programs added during the three months ended March 31, 2006.

Net premiums written for the three months ended March 31, 2006 increased by $152,000, to $11.6 million, compared to $11.4 million for the three months ended March 31, 2005. The increase in net premiums written of 1.3% was commensurate with the increase in reinsurance premiums assumed of 1.0%

Losses and Expenses

EHC’s segregated portfolio cell ratios were as follows:

	Three Months Ended March 31,
	2006	2005
Loss and loss adjustment expense ratio	58.8%	64.6%
Expense ratio	32.7%	34.1%

Combined ratio	91.5%	98.7%

The calendar and accident period loss and loss adjustment expense ratio was 58.8% in 2006, compared to 64.6% in 2005. The loss ratio decreased from 2005 to 2006, primarily due to a decrease in the current accident period actuarial indications for the three months ended March 31, 2006, compared to the same period in 2005, similar to reasons discussed in the workers’ compensation insurance segment.

Underwriting expenses decreased from $2.1 million in 2005 to $1.9 million in 2006, primarily due to decreases in assumed premiums earned. Audit premium on workers’ compensation policies assumed by the segregated portfolio cell reinsurance segment were $222,000 and $850,000 for the three months ended March 31, 2006 and 2005, respectively. Audit premiums are fully earned when recorded as they relate to policy periods that have expired. The decrease in assumed premiums earned directly relates to the decrease in audit premium from 2005 to 2006. Underwriting expenses consist of the ceding commissions due under the reinsurance agreements with Eastern Alliance and/or Allied Eastern. Other expenses consist primarily of accounting, banking and legal fees. The expense ratios of 32.7% and 34.1% for the three months ended March 31, 2006 and 2005, respectively, are consistent with the contractual ceding commissions for those periods.

Segregated portfolio dividend expense was $710,000 and $156,000 for the three months ended March 31, 2006 and 2005, respectively. The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

Corporate/Third-Party Administration

The corporate/third party administration segment includes the accounts of EHC, Eastern Services, Global Alliance, Employers Alliance and certain elimination entries required to reconcile the segment data to the consolidated statements of operations. In addition to claims administration and risk management services to the Eastern Alliance Insurance Group, the corporate/third-party administration segment participates in third-party contracts. Business generated by the workers’ compensation insurance and segregated portfolio cell reinsurance segments accounted for approximately 82.0% and 80.6%, respectively, of its total revenue for the three months ended March 31, 2006 and 2005. The remaining third party administration business is included in “other revenue” in the consolidated statement of operations included herein.

Financial Position

As of March 31, 2006, total assets were $209.1 million, compared to $190.2 million as of December 31, 2005. The $18.9 million increase was primarily due to the increase in the cash and invested asset base of $5.3 million and an increase in premiums receivable of $10.6 million. The increase in premiums receivable from December 31, 2005 to March 31, 2006 is primarily related to the cyclical nature of EHC’s premium writings and the fact that a significant percentage of EHC’s production is recorded in the first quarter of its fiscal year. For example, direct written premiums in the workers’ compensation insurance segment in the first quarter of 2005 represented 37.9% of the total recorded direct written premium for the year ended December 31, 2005.

As of March 31, 2006, total liabilities were $150.0 million, compared with $133.5 million as of December 31, 2005. The $16.5 million increase was primarily due to the growth in unearned premiums. The unearned premium reserves were $46.3 million as of March 31, 2006, compared with $33.9 million as of December 31, 2005. The increase in unearned premium reserves from December 31, 2005 to March 31, 2006 is primarily related to the cyclical nature of EHC’s premium writings and the fact that a significant percentage of EHC’s production is recorded in the first quarter of its fiscal year.

Total shareholders’ equity increased to $59.1 million as of March 31, 2006, from $56.7 million as of December 31, 2005, an increase of $2.4 million, or 4.2%. The increase in shareholders’ equity primarily reflects net income of $3.2 million for the three months ended March 31, 2006, offset by an after-tax decrease in EHC’s investment portfolio of $912,000.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. EHC’s principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. EHC’s primary use of funds is to pay claims and operating expenses and to purchase investments.

EHC’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. EHC’s investment portfolio, as of March 31, 2006, had an effective duration of 3.6 years with individual maturities extending in excess of 15 years. Currently, claim payments are made from positive cash flows from operations, but EHC also invests excess cash in securities with appropriate maturity dates matched against anticipated future claim payments. As these securities mature, EHC intends to invest any excess funds with appropriate durations to match expected future claim payments.

EHC also has lines of credit available to provide additional liquidity, if needed. Eastern Holding Company has a $2.3 million line of credit, Employers Alliance has a $50,000 line of credit and Eastern Re has a $20 million letter of credit facility if needed to secure obligations to reinsurers.

EHC’s ability to manage liquidity results, in part, from the purchase of reinsurance to protect EHC against severe claims and catastrophic events. Effective May 1, 2005, the reinsurance program provides EHC with 100% reinsurance protection for each loss occurrence in excess of $500,000, up to $40 million. Given industry trends, EHC believes it is sufficiently capitalized to retain the first $500,000 of each loss occurrence.

Our domestic insurance subsidiaries’ ability to pay dividends to EHC is limited by the insurance laws and regulations of Pennsylvania. The maximum dividend that the domestic insurance entities may pay without prior approval from the Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. The maximum amount of dividend that may be paid by EHC’s domestic insurance subsidiaries in 2006 without regulatory approval is $13.0 million. Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to EHC.

Cash Flows

EHC’s primary sources of cash flows are net premiums written, investment income, and proceeds from the sale or maturity of investments. EHC’s reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses. The major components of cash flow are as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31
	2006	2005
Cash flow provided by operating activities	$6,362	$9,516
Cash flow used in investing activities	(4,082)	(7,421)
Cash flow used in financing activities	—	(348)

Net cash provided by operating activities was $6.4 million for the three months ended March 31, 2006, a 33.5% decrease from $9.5 million for 2005. The decrease in net cash provided by operations in 2006 resulted from significant claim settlements for the three months ended March 31, 2006.

Net cash used in investing activities was $4.1 million for the three months ended March 31, 2006, compared to $7.4 million in 2005.

Cash flow used in financing activities in 2005 is related to the repayment of a bank line of credit in the amount of $348,000.

Off-Balance Sheet Arrangements

EHC has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2006, future effect on EHC’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

One Time Charges

In 2002 Eastern Holding Company’s Board of Directors approved a stock option plan for employees and directors of EHC. The plan provides for awards of non-qualified common stock options of EHC upon attaining certain predetermined performance criteria as detailed in the plan. Generally, options are granted at a predetermined book value per share, expire in ten years from the date of grant, and have a five-year vesting period. There are 1,713 shares available under the plan. The plan contains provisions that allow for the acceleration of grants and immediate vesting of all options upon the successful completion of certain transactions. EHC’s board of directors has determined that the merger constitutes such a transaction. Immediately prior to the closing of the merger, all 1,713 shares will be granted to employees and directors of EHC, all options will be 100% vested, and EHC will recognize compensation of approximately $1.3 million for the difference between the fair market value of the options on the closing date and the predetermined exercise price to be paid by employees and directors of EHC.

Educators Mutual Life Insurance Company and Subsidiaries

Overview

Educators is a provider of group benefits insurance products, including dental, short and long-term disability, and term life. Educators manages its operations through its group benefits insurance segment. Prior to October 31, 2005, Educators operated a second segment, general agency operations, through its affiliate, IBSi, LLC (“IBSi”). IBSi was a general agent that provided sales and marketing services to Educators and other unaffiliated insurance carriers. IBSi was sold effective October 31, 2005; therefore, Educators’ results of operations for the three months ended March 31, 2006 do not include any activity related to IBSi. Educators generates revenue, net income, and cash flow primarily from premiums generated by its group benefits business, investment income and proceeds from the sale and maturity of investments. Prior to the sale of IBSi, Educators also generated revenue, net income, and cash flow from sales and marketing fees earned by IBSi. Educators’ financial results are impacted by a number of factors, including, but not limited to, price competition in the group benefits industry, changes in claim frequency and severity, and prevailing interest rates.

The first quarter of 2006 was a challenging one for Educators, specifically with respect to new business sales and policy lapse rates. A significant percentage of Educators’ business renews in January, and January has historically been a high sales month in relation to annual new business sales. With the sale of IBSi, Educators’ primary distribution channel, in October 2005, management was faced with the task of marketing Educators’ products to its producers on a direct basis in Pennsylvania and Maryland. Prior to the sale of IBSi, IBSi marketed Educators’ products on an exclusive basis in Pennsylvania and Maryland, as well as certain other states. In addition to the new distribution model in Pennsylvania and Maryland, the sale of IBSi resulted in the loss of direct control over IBSi’s marketing efforts, specifically in North and South Carolina. The restructuring of Educators’ distribution model has had an adverse impact on new business sales and policy lapse rates during the first quarter of 2006. New business sales totaled $679,000 for the three months ended March 31, 2006, compared to $2.6 million for the same period in 2005. In addition to the decline in new business sales, the policy lapse rate, when compared to in-force premium at the end of the prior calendar year, increased from 9.0% in the first quarter of 2005 to 12.6% for the same period in 2006. The declining trend in new business sales and the increasing lapse rate in the first quarter of 2006 reflect a trend that began in 2005. New business sales in 2005 were 21.5% below the prior year, while the lapse rate increased 5% from 2004 to 2005. As a result, net premiums earned decreased $1.0 million, from $9.7 million for the three months ended March 31, 2005 to $8.7 million for the three months ended March 31, 2006.

The decrease in net premiums earned has been partially offset by improving claim trends in the dental and term life lines. Educators’ loss ratio decreased from 78.4% in the first quarter of 2005 to 65.6% for the same period in 2006, reflecting premium rate increases in both the dental and short-term disability lines, as well as improving claim trends.

Educators’ results of operations for the first quarter of 2006 were also impacted by a number of unusual items. Educators recognized a realized gain, totaling $716,000, on the sale of a common stock security that had previously been written down to $0. The sale of the common stock security was a result of the issuer’s shareholders approving the sale of the issuer to another company. The realized gain was offset by charges related to the termination of Educators’ current home operating lease, officer severance accruals, and conversion/merger expenses totaling $202,000. In anticipation of the completion of the conversion/merger transaction, Educators entered into a lease termination agreement with its landlord, resulting in a charge totaling $212,000. The expected cash outlay related to the termination is between $413,000 and $451,000. As part of the conversion/merger transaction, Educators entered into employment agreements with its officers. Charges related to these agreements totaled $321,000 during the first quarter of 2006, compared to $39,000 for the same period in 2005. During the first quarter of 2006, Educators eliminated its actuarial department, including the Vice President, Actuary, and engaged an independent actuarial firm to perform certain actuarial functions. While a formal analysis has not been completed, the restructuring of the actuarial function is expected to result in cost savings.

Outlook

Educators’ results of operations for the three months ended March 31, 2006 improved over the same period in 2005. While this improvement is encouraging, the decrease in net premiums earned is a significant concern. New business sales improved in April 2006, compared to the first three months of 2006, and the policy lapse rates appear to be subsiding; however, May sales did not meet expectations, totaling only $164,000. Educators’ management has put added focus on its renewal process to improve the policy lapse rates and is continuing to enhance relationships with its producers in order to generate new business sales; however, new business sales for 2006 are projected to be significantly lower than 2005 sales, while the lapse rate is projected to increase year over year.

As premiums decline, the focus on expenses has become even more critical. Educators’ management has experienced some success in reducing operating expenses over the past 15 months; however, the reduction in net premiums earned has more than offset the expense reductions, as general insurance expenses as a percentage of net premiums earned in the group benefits segment have increased from 19.3% for the three months ended March 31, 2005 to 21.6% for the same period in 2006. As the effects of the declining new business sales and the increasing lapse rate begin to further impact net premiums earned, the expense ratio may increase and negatively impact Educators’ results of operations. A review of operating expenses is on-going and additional reductions are anticipated.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. Educators is required to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. Educators evaluates these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that is believed to be reasonable under the circumstances. There can be no assurance that actual results will conform to the estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Educators believes the following policies are the most sensitive to estimates and judgments.

Unpaid Claims, Claim Adjustment Expenses and Claims Payable

The reserve for unpaid claims and claim adjustment expenses includes an estimate of future amounts for reported but unpaid and incurred but not reported (IBNR) claims related to Educators’ long-term disability, short-term disability and term life products, as well as an estimate of the costs associated with investigating, processing and paying the related claims.

The reserve for claims payable includes an estimate of reported but unpaid and IBNR dental and medical claims. The reserve for claims payable is estimated using statistical claim development models, taking into consideration historical claim severity and frequency patterns and changes in benefit structures that may impact the amount at which claims are ultimately settled. For the most recent incurral months, which usually consist of the last three months, the reserve is estimated by applying a loss ratio to the respective months’ net premiums earned. The reserve for claims payable includes an estimate of administrative costs to process unreported claims.

Educators estimates its reserve for unpaid claims, claim adjustment expenses and claims payable on a quarterly basis, based on claim data available at that time. Educators’ reserve for claim adjustment expenses is calculated as a percentage of the unpaid claims and claims payable, based on historical costs to settle such claims. Estimating the reserve for unpaid claims, claim adjustment expenses and claims payable is an inherently uncertain process.

Educators utilizes a number of methodologies, explained below, to estimate its reserve for unpaid claims and claims payable. These methods include the lag factor development, loss ratio, and tabular reserve methods.

Lag Factor Development Method. The lag factor development method is used to estimate the reserve for insurance products that are “short-tail” by nature, in which claims related to the products are settled shortly after they are reported by the insured. This method uses historical paid claims data to estimate the reserve for claims in the course of settlement (reported claims) and IBNR claims. This method involves the use of a claim model, or a loss triangle, in which paid claims data is aggregated into categories based on the dates on which the claims in question were incurred and paid. Data in the loss triangle is reviewed to evaluate historical claim payment patterns. A point estimate is then determined based on the historical claim payment patterns.

Loss Ratio Method. The loss ratio method involves the use of historical loss ratios to estimate the reserve for unpaid claims and claims payable. Under the loss ratio method, the reserve is determined by multiplying the selected loss ratio, which is based on historical loss ratio trends, by the amount of net premiums earned or in-force premium at the balance sheet date.

Tabular Reserve Method. The tabular reserve method is used to estimate the reserve for insurance products that are longer tail by nature and for which the claim payment patterns are relatively predictable. Under the tabular reserve method, the reserve for reported but unpaid claims is estimated using industry-standard valuation tables (for long-term disability claims, Educators uses the 1987 Commissioners Group Disability Table; for term life premium waiver claims, Educators uses the 1970 Intercompany Group Life Disability Table). These tables incorporate expected death and recovery rate assumptions (based on an insured’s age and length of disability) that impact the reserve for unpaid claims.

The reserve for unpaid claims, claim adjustment expenses and claims payable consisted of the following amounts as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Unpaid Claims and Claim Adjustment Expenses:
Long-term disability tabular reserve	$32,550	$32,112
Long-term disability IBNR reserve	2,132	2,293

Total long-term disability reserves	34,682	34,405

Short-term disability reserve	979	1,155
Term life reported claim reserve	90	136
Term life IBNR claim reserve	776	801

Total term life claim reserves	866	937

Term life premium waiver tabular reserve	4,378	4,413
Term life premium waiver IBNR reserve	920	920

Total term life premium waiver reserves	5,298	5,333

Other	68	74

Total unpaid claims and claim adjustment expenses	$41,893	$41,904

Claims Payable:
Dental claims payable	$1,385	$1,976
Medical claims payable	256	256

Total claims payable	$1,641	$2,232

Total unpaid claims, claim adjustment expenses and claims payable	$43,534	$44,136

“Other Than Temporary” Investment Impairments

Educators classifies its fixed income investment portfolio as “available for sale.” Investments classified as available for sale are recorded in Educators’ consolidated balance sheet at estimated fair value, with changes in fair value included in accumulated other comprehensive income (loss), net of tax. Educators’ management regularly performs various analytical procedures with respect to its investments, including a review for investments that may be “other than temporarily” impaired on a quarterly basis. Upon identification of investments that may be impaired, Educators performs a detailed review of those investments meeting predefined thresholds.

The factors Educators considers in determining whether the cost basis of an investment should be written down to its estimated fair value, include, among others, whether:

•	a decline in value has persisted for 12 continuous months;

•	the value has been 20% or more below cost for six continuous months or more;

•	there are significant declines in value for shorter periods of time; and

•	a decline in value is other than temporary.

In reaching the conclusion that a decline in value is other than temporary, Educators’ management considers, among other things, whether (i) the issuer is in financial distress, (ii) the investment is secured, (iii) a significant credit rating action has occurred, (iv) scheduled interest payments were delayed or missed, and (v) changes in laws or regulations have affected the issuer in particular or the issuer’s industry as a whole.

Educators includes the amount of any impairment write-down in its results of operations as a net realized investment loss in the period in which the impairment arose. There were no other than temporary impairments in the three months ended March 31, 2006 or 2005.

Benefit Plan Liabilities

Educators sponsors a defined benefit pension plan and a defined benefit postretirement life and health plan (collectively referred to as the benefit plans) for its eligible employees. The estimated liability related to the benefit plans is determined by Educators’ external consulting actuaries using assumptions selected by management. The assumptions used in estimating the liability include the discount rate, expected rate of return on underlying plan assets, expected future salary increases, and the expected healthcare cost trend. Educators’ management evaluates these assumptions on an annual basis, and adjusts them, if necessary, based on current and historical trends in interest rates, investment returns, salary levels, and healthcare costs. Management’s assumptions for the measurement of net periodic benefit cost for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Plan		Postretirement Plan
	2006	2005	2006	2005
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected rate of return on assets	6.75%	6.50%	N/A	N/A
Rate of increase in compensation levels	N/A	4.50%	3.50%	4.50%

Deferred Income Taxes

Educators records deferred income taxes for the difference between the tax basis and book basis of assets and liabilities. Management evaluates the recoverability of the net deferred tax asset based on Educators’ historical trend of generating taxable income or losses, as well as expectations of future taxable income or loss. As of March 31, 2006 and December 31, 2005, Educators recorded a net deferred tax asset of $1.0 million and $946,000, respectively, which includes a gross deferred tax asset related to alternative minimum tax credits totaling $356,000 and $541,000, respectively. Alternative minimum tax credits do not expire under current Internal Revenue Service rules and can be used to offset future ordinary taxable income. Management believes that its net deferred tax asset, as of March 31, 2006, is fully realizable.

Reinsurance Recoverables

Educators records amounts recoverable from reinsurers on both paid and unpaid claims. The recoverables are estimated in a manner consistent with the claim reserves associated with the reinsured policy. Reinsurance recoverables on unpaid claims are reported as assets on the consolidated balance sheet, rather than being netted against the related claim reserves because the reinsurance does not relieve Educators of its legal liability to its policyholders. Reinsurance recoverables are subject to credit risk associated with the particular reinsurer. In addition, the same uncertainties associated with estimating the reserve for unpaid claims affect the estimates for reinsurance recoverables on unpaid claims. Educators evaluates the financial condition of its reinsurers on a regular basis. As of March 31, 2006, all of Educators’ reinsurers were rated “A-” (Excellent) or better by A.M. Best.

Results of Operations

The following table represents Educators’ results of operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Net premiums earned	$8,659	$9,749
Net investment income	999	952
Net realized investment gains (losses)	864	(156)
Other revenue	—	261

Total revenue	10,522	10,806

Expenses:
Claims incurred	5,683	7,642
General insurance expenses	1,888	1,883
Commissions and related expenses	1,176	1,210
Other expenses	418	790
Conversion/merger expenses	202	315

Total expenses	9,367	11,840
Income (loss) before income taxes	1,155	(1,034)
Income tax expense (benefit)	460	(243)

Net income (loss)	$695	$(791)

Net income totaled $695,000 for the three months ended March 31, 2006, compared to a net loss of $(791,000) for the same period in 2005. Revenue decreased $284,000, reflecting the decline in net premiums earned and the sale of IBSi, which produced sales and marketing fee revenue of $261,000 in 2005. These decreases were offset by net realized investment gains, which increased $1.0 million, primarily reflecting the gain recognized on the sale of the common stock security. Expenses decreased $2.5 million from 2005 to 2006, reflecting the reduction in claims incurred and the sale of IBSi, which incurred expenses totaling $667,000 for the three months ended March 31, 2005.

Group Benefits Segment

The following table represents the results of operations relating to Educators’ group benefits segment for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Net premiums earned	$8,659	$9,749
Net investment income	895	881
Net realized investment gains (losses)	864	(154)

Total revenue	10,418	10,476

Expenses:
Claims incurred	5,684	7,636
General insurance expenses	1,869	1,877
Commissions and related expenses	1,176	1,562

Total expenses	8,729	11,075

Income (loss) before income taxes	1,689	(599)
Income tax expense (benefit)	588	(203)

Net income (loss)	$1,101	$(396)

Net Income

Net income in the group benefits segment totaled $1.1 million for the three months ended March 31, 2006, compared to a net loss of $(396,000) for the same period in 2005. The improvement in the group benefits segment results reflects the decrease in the loss ratio and an increase in net realized investment gains/losses, offset by a decline in net premiums earned.

Premiums

Net premiums earned totaled $8.7 million for the three months ended March 31, 2006, compared to $9.7 million for the same period in 2005. The decrease reflects the impact of declining new business sales and an increase in the policy lapse rate. The dental line experienced the most significant decline, with net premiums earned decreasing $915,000, from $6.0 million for the three months ended March 31, 2005 to $5.1 million for the same period in 2006. The decrease in dental premiums reflects an increasing lapse rate, as certificates decreased from 45,197 as of March 31, 2005 to 35,452 as of March 31, 2006.

Net Investment Income

Net investment income totaled $895,000 for the three months ended March 31, 2006, compared to $881,000 for the same period in 2005. The increase reflects an increase in Educators’ non-convertible fixed income portfolio, from $69.7 million as of March 31, 2005 to $72.9 million as of March 31, 2006, offset by a decrease in the acquisition yield of Educators’ portfolio, from 5.80% as of March 31, 2005 to 5.40% as of March 31, 2006, which reflects the maturity of higher coupon securities and the purchase of shorter duration securities at lower acquisition yields.

Net Realized Gains (Losses)

Net realized investment gains totaled $864,000 for the three months ended March 31, 2006, compared to a net realized investment loss of $(154,000) for the same period in 2005. During the first quarter of 2006, Educators recognized a gain, totaling $716,000, on the sale of a common stock security of a privately held company that had previously been written down to $0. In addition to the sale of the common stock security, the change in the fair value of Educators’ equity call options totaled $(92,000) for the three months ended March 31, 2006, compared to $(261,000) for the same period in 2005, resulting in an increase of $169,000.

Claims and Expenses

Claims incurred totaled $5.7 million for the three months ended March 31, 2006, compared to $7.6 million for the same period in 2005. The decrease reflects an improvement in claim trends, primarily in the dental and term life lines, as well as the decline in net premiums earned. The calendar period loss ratio decreased from 78.3% in 2005 to 65.6% in 2006. Calendar period loss ratios, by line of business, were as follows:

	Three Months Ended March 31,
	2006	2005
Dental	62.7%	76.2%
Short-term disability	59.3%	75.8%
Long-term disability	117.6%	120.9%
Term life	64.7%	72.3%
Weighted average of all lines	65.6%	78.3%

The dental loss ratio decreased from 76.2% for the three months ended March 31, 2005 to 62.7% for the same period in 2006, which reflects new and renewal rate increases, as well as continued improvement in the dental claim trends. On an accident period basis, the dental loss ratio was 72.1% for the three months ended March 31, 2006, compared to 85.1% for the same period in 2005. As of March 31, 2006, the accident period loss ratio for the first three months of 2005 was 74.9%, reflecting favorable development in the original estimate of incurred claims for the three months ended March 31, 2005. The decrease in the accident period loss ratio from 74.9% to 72.1% reflects premium rate increases, which increased net premiums earned per certificate per month (“PCPM”) 4.8% from 2005 to 2006, and continued improvement in claims incurred PCPM. Claims incurred PCPM increased only 0.4% from 2005 to 2006, reflecting the continued improvement in claims incurred PCPM year over year.

The short-term disability loss ratio decreased from 75.8% for the three months ended March 31, 2005 to 59.3% for the same period in 2006. On an accident period basis, the short-term disability loss ratio was 79.6% for the three months ended March 31, 2006, compared to 87.8% for the same period in 2005. As of March 31, 2006, the accident period loss ratio for the first three months of 2005 was 74.5%, reflecting favorable development in the original estimate of incurred claims for the three months ended March 31, 2005. The increase in the accident period loss ratio from 74.5% to 79.6% reflects increased claim severity and frequency in the short-term disability line, which is partially offset by premium rate increases, which increased net premiums earned PCPM 6.8% from 2005 to 2006.

The long-term disability loss ratio decreased from 120.9% for the three months ended March 31, 2005 to 117.6% for the same period in 2006. Long-term disability claim experience continues to remain high. The improvement in the loss ratio from 2005 to 2006 reflects premium rate increases, which increased net premiums earned PCPM 11.7%, and a decrease in claim severity of 5.1%, offset by a 9.3% increase in claim frequency.

The term life loss ratio decreased from 72.3% for the three months ended March 31, 2005 to 64.7% for the same period in 2006. The improvement in the loss ratio primarily reflects an increase in terminated premium waiver claims from 2005 to 2006, offset by an increase in premium waiver claim severity. The increase in claim severity reflects the impact of a high dollar claim reported during the first quarter of 2006.

General insurance expenses totaled $1.9 million for the three months ended March 31, 2006 and 2005. General insurance expenses as a percent of net premiums earned increased from 19.3% for the three months ended March 31, 2005 to 21.6% for the same period in 2006. Educators has made considerable expense reductions within the organization over the past year; however, the decline in net premiums earned has had a negative impact on the expense ratio within the group benefits segment. In addition, certain expenses that were previously incurred by IBSi, primarily salaries and other expenses related to the sales force and certain marketing activities, are now allocated to the group benefits segment.

Commissions and related expenses totaled $1.2 million for the three months ended March 31, 2006, compared to $1.6 million for the same period in 2005. Commissions decreased from $1.2 million for the three months ended March 31, 2005 to $1.0 million for the same period in 2006, while sales and marketing fees decreased from $352,000 to $165,000, respectively. The decrease in commissions reflects Educators’ declining premium volume, while the decrease in sales and marketing fees reflects the change in Educators’ distribution model in Pennsylvania and Maryland. Under the previous distribution model in which IBSi marketed Educators’ products in Pennsylvania and Maryland, Educators paid a sales and marketing fee to IBSi. Under the new distribution model, Educators continues to pay sales and marketing fees to IBSi in the states in which IBSi continues to market Educators’ products, but that does not include Pennsylvania and Maryland.

Tax Expense (Benefit)

Income tax expense totaled $588,000 for the three months ended March 31, 2006, compared to a tax benefit of $(203,000) for the same period in 2005. The effective tax rate remained relatively consistent, increasing from 34.0% for the three months ended March 31, 2005 to 34.8% for the same period in 2006.

Financial Position

Assets totaled $111.2 million as of March 31, 2006 and December 31, 2005. Cash and investments remained consistent at $82.1 million and $82.3 million, respectively

Liabilities totaled $48.8 million as of March 31, 2006, compared to $49.1 million as of December 31, 2005. Claims payable decreased $592,000, from $2.2 million for the three months ended March 31, 2005 to $1.6 million for the same period in 2006, which primarily reflects a decrease in the reserve for dental claims payable.

Equity totaled $62.4 million as of March 31, 2006, compared to $62.1 million as of December 31, 2005. The increase in equity reflects net income of $695,000, offset by a decrease in the fair value of Educators’ investment portfolio, net of tax, totaling $389,000.

Liquidity and Capital Resources

Educators’ principal sources of cash include premiums, investment income, and proceeds from the sale and maturity of investments. Prior to the sale of IBSi, sales and marketing fees were also a source of cash. Principal uses of cash include claim payments, commissions and expenses.

Educators’ fixed income investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. As of March 31, 2006, the effective duration of Educators’ fixed income portfolio was approximately 1.95 years. Currently, claim payments and operating expenses are made from operating cash flows and income from investments. Educators does not anticipate having to sell securities in its investment portfolio to fund claims or operating expenses. In the event the sale of securities becomes necessary, Educators may incur losses on those sales, which would adversely affect its results of operations and could reduce net investment income.

Educators maintains an unsecured line of credit agreement with a commercial bank in the amount of $5.0 million. Educators has not had to borrow from the line of credit in the past and does not expect any borrowings in the foreseeable future; however, if circumstances were to change and Educators had to borrow from the line of credit to fund claims or operating expenses, Educators’ results of operations would be reduced by any related interest expense.

Cash Flows

Cash flows for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities	$(504)	$(810)
Cash flows from investing activities	(352)	(884)
Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	$(856)	$(1,694)

Cash flows from operating activities totaled $(503,000) for the three months ended March 31, 2006, compared to $(810,000) for the same period in 2005. While cash flows from operating activities improved over the prior year, cash flows continue to produce negative results as a result of the decrease in Educators’ premium volume and the payment of transaction expenses. Net premium collections decreased $1.3 million, from $9.9 million for the three months ended March 31, 2005 to $8.6 million for the same period in 2006, which was partially offset by a decrease in net claim payments totaling $717,000, from $7.1 million for the three months ended March 31, 2005 to $6.4 million for the same period in 2006. In addition, general insurance and other expense payments decreased $480,000, from $3.0 million for the three months ended March 31, 2005 to $2.5 million for the same period in 2006, reflecting the sale of IBSi and other expense reduction efforts.

Cash flows from investing activities totaled $(353,000) for the three months ended March 31, 2006, compared to $(883,000) for the same period in 2005. Proceeds from the sale of investments increased $1.1 million, from 2005 to 2006, primarily reflecting the sale of the common stock security. Investment proceeds were offset by an increase in investment purchases totaling $510,000, primarily reflecting Educators’ investment of $800,000 in two commodity fund limited partnerships during the first quarter of 2006.

Off-Balance Sheet Arrangements

Educators has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2006, future effect on Educators’ financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

SFAS 155

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends the accounting requirements for certain financial instruments covered by FASB Statements No. 133 and 140, including financial instruments containing embedded derivatives. SFAS 155 amends FASB Statement No. 133 by permitting fair value remeasurement of any hybrid financial instrument that contains an embedded derivative. Under current accounting guidance contained in FASB Statement No. 133, embedded derivatives must be bifurcated from their host contract and accounted for separately. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election for hybrid financial instruments may also be applied upon adoption of SFAS 155 to those hybrid financial instruments held by an entity and bifurcated under FASB Statement No. 133 prior to the adoption of SFAS 155. Early adoption of SFAS 155 is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for that fiscal year, including interim financial statements. Any difference between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument must be recognized as a cumulative effect adjustment to beginning retained earnings. Restatement of prior periods is prohibited. Educators currently holds convertible debt securities that require bifurcation under FASB Statement No. 133. Educators’ management is currently evaluating the impact to its consolidated financial statements of adopting the fair value provisions of SFAS 155 as they relate to Educators’ convertible debt securities.

Unaudited Pro Forma Financial Information

The following pro forma condensed consolidated balance sheet as of March 31, 2006 gives effect to the conversion offering, implementation of the ESOP and the acquisition of EHC by Eastern Holdings, as if they had occurred on January 1, 2005. The data is based on the assumption that 6,500,000 shares of common stock (the midpoint of the valuation range) are sold in the subscription offering and that 3,875,472 shares of common stock are issued to EHC shareholders as consideration in the merger.

The following pro forma condensed consolidated statement of income for the three months ended March 31, 2006 and the year ended December 31, 2005 presents our consolidated operating results as if the conversion offering, implementation of the ESOP and the acquisition of EHC by Eastern Holdings were completed on January 1, 2005.

Under the plan of conversion, Educators will convert from a Pennsylvania-chartered mutual insurance company to a Pennsylvania-chartered stock insurance company. Educators will issue shares of its capital stock to Eastern Holdings in exchange for a portion of the net proceeds from the sale of common stock in this offering. The conversion will be accounted for as a simultaneous reorganization, recapitalization and share offering. The conversion will not change the historical accounting basis of Educators’ consolidated financial statements.

Completion of the conversion offering is contingent on the sale of a minimum of 5,525,000 shares of common stock in the conversion. If less than 5,525,000 shares of common stock are subscribed for in the subscription offering, the remaining shares, up to a maximum of 7,475,000 shares, will be offered in the community offering.

The pro forma information does not claim to represent what our consolidated financial position or results of operations would have been had the conversion occurred on the dates indicated. This information is not intended to project our consolidated financial position or results of operations for any future date or period. The pro forma adjustments are based on available information and certain assumptions that we believe are factually supportable and reasonable under the circumstances. The unaudited pro forma condensed consolidated financial information should be read in conjunction with the accompanying notes, and the other financial information included elsewhere herein.

The pro forma adjustments and pro forma amounts are provided for informational purposes only. Our consolidated financial statements will reflect the effects of the conversion and the cash and stock consideration paid to EHC’s shareholders in the merger by Eastern Holdings only from the date they occur.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

As of March 31, 2006

(In thousands, except per share data)

	Educators Historical	Pro Forma Conversion Adjustments		EHC Historical	Pro Forma Adjustments		Eastern Holdings Pro Forma Consolidated
Assets
Cash and invested assets	$82,137	$54,289	(1)	$153,993	$(33,364)	(4)	$257,055
Premiums receivable	51	—		30,310	—		30,361
Deferred acquisition costs	—	—		7,134	(7,134)	(3)	—
Reinsurance recoverable on unpaid losses and LAE	24,531	—		7,484	—		32,015
Intangible assets	—	—		—	8,168	(4)	8,168
Goodwill, historical	—	—		779	(779)	(3)	—
Goodwill, EHC acquisition	—	—		—	5,581	(4)	5,581
Net deferred tax assets	1,003	—		2,870	(1,343)	(3)	2,530
Other assets	3,484	—		6,493	(1,492)	(3)	8,485

Total assets	$111,206	$54,289		$209,063	$(30,363)		$344,195

Liabilities
Reserves for unpaid losses and LAE	$43,534	$—		$77,679	$2,348	(3)	$123,561
Unearned premium reserves	78	—		46,254	(13,641)	(3)	32,691
Other liabilities	4,436	—		18,039	(605)	(3)	21,870
Pension and benefit liabilities	742	—		—	—		742
Junior subordinated debt	—	—		8,007	37	(3)	8,044

Total liabilities	48,790	—		149,979	(11,861)		186,908

Shareholders’ equity
Series A preferred stock	—	—		—	—		—
Series B preferred stock	—	—		—	—		—
Common capital stock	—	—		—	—		—
Common stock	—	—		—	—		—
Unearned compensation	—	(6,500)	(1)	—	—		(6,500)
Additional paid in capital	—	60,789	(1)	28,526	10,229	(2)	99,544
Retained earnings	61,900	—		32,449	(30,622)	(2)	63,727
Accumulated other income, net of deferred taxes	516	—		(1,891)	1,891	(2)	516

Total shareholders’ equity	$62,416	$54,289		$59,084	$(18,502)		$157,287

Total liabilities and shareholders’ equity	$111,206	$54,289		$209,063	$(30,363)		$344,195

Pro forma shareholders’ equity per share							$15.16	(4)
Pro forma tangible shareholders’ equity per share							13.83	(4)

NOTES TO UNAUDITED PRO FORMA

CONDENSED CONSOLIDATED BALANCE SHEET

(1)	The unaudited pro forma condensed consolidated balance sheet, as prepared, gives effect to the sale of common stock at the midpoint of the estimated range of the pro forma market value of Educators as a subsidiary of Eastern Holdings, as determined by the independent valuation of Feldman Financial. The following table presents the estimated net proceeds at the minimum, midpoint, maximum, and adjusted maximum of the estimated valuation range plus the shares to be issued to the ESOP in the amount equal to 10% of the shares issuable in the conversion (dollars in thousands).

	Minimum	Midpoint	Maximum	Adjusted Maximum
Gross proceeds from the conversion	$55,250	$65,000	$74,750	$83,056
Less: common stock acquired by the ESOP	(5,525)	(6,500)	(7,475)	(8,306)
Less: offering expenses	(4,058)	(4,211)	(4,365)	(4,496)

Net proceeds from conversion	$45,667	$54,289	$62,910	$70,254

Total shares issued by Eastern Holdings as a result of conversion	5,525,000	6,500,000	7,475,000	8,305,556

(2)	Reflects the acquisition of EHC by Eastern Holdings as follows (dollars in thousands):

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Income
Issuance of 3,875,472 shares of Eastern Holdings common stock, no par value, to acquire EHC	$—	$38,755	$—	$—
Cancellation of EHC additional paid in capital	—	(28,526)	—	—
Purchase accounting adjustments (see (3) below)	—	—	1,827	—
Cancellation of EHC retained earnings	—	—	(32,449)	—
Cancellation of EHC accumulated other income	—	—	—	1,891

	$—	$10,229	$(30,622)	$1,891

(3)	In preparing pro forma financial statements for Eastern Holdings’ acquisition of EHC, an allocation of the purchase price was made to the estimated fair value of assets acquired and liabilities assumed. The allocation was based on the estimated fair values of balance sheet account items at the date of acquisition. The following table summarizes the adjustments resulting from this process (in thousands):

	Adjustments, Gross of Tax	Deferred tax Adjustments	Goodwill Adjustments	Net Equity Adjustments
Deferred acquisition costs	$(7,134)	$1,408	$—	$(5,726)
Prepaid reinsurance	(1,492)	—	—	(1,492)
Reserve for loss and LAE	(2,348)	690	—	(1,658)
Unearned premiums	13,641	(3,454)	—	10,187
Goodwill	(779)	—	—	(779)
Other liabilities	605	—	714	1,319
Junior subordinated debentures	(37)	13	—	(24)

Total	$2,456	$(1,343)	$714	$1,827

(4)	The following tables reflect the merger with EHC as follows (dollars in thousands, except per share data):

Issuance of 3,875,472 shares of Eastern Holdings common stock, no par value, to acquire EHC	$38,755
Cash consideration to acquire EHC	40,176
Total consideration to acquire EHC	78,931
Acquisition expenses	714
Less: EHC adjusted shareholders’ equity	74,064

Estimated goodwill	$5,581

Historical shareholders’ equity	$59,084
Identifiable intangible assets	8,168
Exercise of EHC stock options	6,812

Adjusted EHC shareholders’ equity	$74,064

Cash consideration paid to acquire EHC shares	$(40,176)
Exercise of EHC stock options	6,812

Net cash used	$(33,364)

	Minimum	Midpoint	Maximum	Adjusted Maximum
Pro forma shareholders’ equity	$148,665	$157,287	$165,908	$173,252
Pro forma shareholders’ equity per share	$15.81	$15.16	14.62	14.22
Pro forma tangible shareholders’ equity per share	$14.35	$13.83	13.41	13.09
Total shares issued by Eastern Holdings as a result of conversion	5,525,000	6,500,000	7,475,000	8,305,556
Issuance of shares of Eastern Holdings common stock, no par value, to acquire EHC	3,875,472	3,875,472	3,875,472	3,875,472

Pro forma combined shares outstanding	9,400,472	10,375,472	11,350,472	12,181,028

The following table presents unaudited pro forma income statement information for the three months ended March 31, 2006, assuming the sale of 6,500,000 shares in the conversion offering at the midpoint of the offering range.

Unaudited Pro Forma Condensed Consolidated Income Statement

For the Three Months Ended March 31, 2006

(In thousands, except share and per share data)

	Educators Historical	EHC Historical	Pro Forma Adjustments		Eastern Holdings Pro Forma Consolidated (10)
Revenue:
Net premiums earned	$8,659	$22,158	—		$30,817
Net investment income	999	1,465	4	(2)	2,468
Net realized gains (losses)	864	204	—		1,068
Other revenue	—	133	—		133

Total revenue	10,522	23,960	4		34,486

Expenses:
Loss and LAE	5,683	13,135	(150	)(3)	18,668
Acquisition and other underwriting expenses	3,064	3,117	—		6,181
Policyholder dividend expense	—	85	—		85
Segregated portfolio dividend expense	—	503	22	(5)	525
Amortization of intangible assets	—	—	501	(6)	501
Other expenses	620	2,956	138	(7)	3,714

Total expenses	9,367	19,796	511		29,674

Income (loss) before income taxes	1,155	4,164	(507)		4,812
Provision for income taxes	460	947	408 (2)	(9) (8)	1,813

Net income (loss)	$695	$3,217	$(913)		$2,999

Earnings per share data:
Net income per share of common stock					$0.30
Shares considered outstanding in calculating pro forma net income per share (11)					9,863,597

The following table presents unaudited pro forma income statement information for the year ended December 31, 2005, assuming the sale of 6,500,000 shares in the conversion offering at the midpoint of the offering range.

Unaudited Pro Forma Condensed Consolidated Income Statement

For the Year Ended December 31, 2005

(In thousands, except share and per share data)

	Educators Historical	EHC Historical	Pro Forma Adjustments		Eastern Holdings Pro Forma Consolidated (10)
Revenue:
Net premiums earned	$38,702	$82,392	(9,581	)(1)	$111,513
Net investment income	3,815	4,599	13	(2)	8,427
Net realized gains (losses)	445	152	—		597
Other revenue	1,066	655	—		1,721

Total revenue	44,028	87,798	(9,568)		122,258

Expenses:
Loss and LAE	27,090	42,355	(1,006	)(3)	68,439
Acquisition and other underwriting expenses	11,223	10,465	(5,638)		16,050
Policyholder dividend expense	—	202	—		202
Segregated portfolio dividend expense	—	741	13	(5)	754
Amortization of intangible assets	—	—	2,003	(6)	2,003
Other expenses	3,903	11,465	650	(7)	16,018

Total expenses	42,216	65,228	(3,978)		103,466

Income (loss) before income taxes	1,812	22,570	(5,590)		18,792
Provision for income taxes	685	6,557	1,317 (1,220)	(9) (8)	7,339

Net income (loss)	$1,127	$16,013	$(5,687)		$11,453

Earnings per share data:
Net income per share of common stock					$1.17
Shares considered outstanding in calculating pro forma net income per share (11)					9,822,972

NOTES TO UNAUDITED PRO FORMA

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(1)	Net premiums earned were adjusted to reflect the reduction of unearned premiums on the unaudited pro forma condensed consolidated balance sheet as of December 31, 2005. EHC’s unearned premium reserves were risk adjusted and discounted by the risk free rate for the period that is equivalent to the duration of the reserves as required to adjust to fair value in purchase accounting. This resulted in a decrease to net premiums earned of $10.4 million for the year ended December 31, 2005. Net premiums earned were adjusted to exclude the amortization of prepaid reinsurance written off on the unaudited pro forma condensed consolidated balance sheet as of December 31, 2005. For the year ended December 31, 2005, net premiums earned were increased by $828,000 as a result of this adjustment.

(2)	Does not reflect any income from the investment of net proceeds available for investment and assumed to be received as of the beginning of each period in accordance with Article 11 of Regulation S-X. This income is not “factually supportable” as that term is used in the Securities and Exchange Commission’s rules and regulations. On a short-term basis, these proceeds will be invested primarily in U.S. government securities and other federal agency securities. Investment income, net of expenses, was adjusted to reflect the net amortization of the junior subordinated debt included in the pro forma unaudited condensed consolidated balance sheet as of March 31, 2006 as if the cost basis had been adjusted to the estimated fair market value at the beginning of each period. For purposes of this calculation, the estimated fair market value was amortized over the remaining period until the junior subordinated debt is callable at par, which is May 15, 2008.

(3)	Loss and loss adjustment expense was adjusted to include the amortization of the fair value adjustment that was recorded on the unaudited pro forma condensed consolidated balance sheet as of December 31, 2005. The fair value of the reserves for losses and loss adjustment expense was risk adjusted and discounted by the risk free rate for the period that is equivalent to the duration of the reserves. For the year ended December 31, 2005 and the three months ended March 31, 2006, loss and loss adjustment expense was reduced by $1.0 million and $150,000, respectively, as a result of this adjustment.

(4)	Acquisition and other underwriting expenses were adjusted to exclude amortization of deferred acquisition costs written off on the unaudited pro forma condensed consolidated balance sheet as of March 31, 2006. For the year ended December 31, 2005, underwriting expenses were reduced by $5.6 million as a result of this adjustment.

(5)	Segregated portfolio dividend expense was adjusted to reflect the net impact of all fair value equity adjustments to the segregated portfolio cell reinsurance segment, which is ultimately a change in the amount of dividend that is payable to the segregated portfolio dividend participants. For the year ended December 31, 2005 and the three months ended March 31, 2006, segregated portfolio dividend expense was increased by $13,000 and $22,000, respectively, as a result of this adjustment.

(6)	Amortization of intangible assets was adjusted to include amortization of identifiable intangible assets that were recorded on the unaudited pro forma condensed consolidated balance sheet as of December 31, 2005. For the year ended December 31, 2005 and the three months ended March 31, 2006, amortization expense was recorded in the amount of $2.0 million and $501,000, respectively, as a result of this adjustment. A summary of intangible assets, including estimated useful lives, is as follows as of March 31, 2006:

		Estimated Useful Life
Agency relationships (a)	$1,831	15 years
Renewal rights (b)	6,337	15 years

	$8,168

(a)	The intangible asset with respect to agency relationships represents the value of EHC’s contractual relationships with its independent agents that distribute and process new business on behalf of EHC. The 15 year estimated useful life corresponds with the expected economic benefit associated with this intangible asset.

(b)	An intangible asset had been recorded relating to the value of renewal rights of EHC’s in-force workers’ compensation insurance policies. The 15 year estimated useful life corresponds with the expected economic benefit associated with this intangible asset.

(7)	General operating expenses include a pro forma adjustment to recognize compensation expense under the ESOP for shares of common stock committed to be released to participants as the principal and interest of the $6,500,000 loan from Eastern Holdings to the ESOP is repaid. The pro forma adjustment reflects the amounts repaid on the ESOP loan based on 10 equal annual installments.

(8)	Adjustments to reflect the federal income tax effects of (1) – (7) above.

(9)	Adjustments to reflect change in tax status of Eastern Re, an Eastern Holdings subsidiary.

(10)	The unaudited pro forma condensed combined statements of income, as prepared, give effect to the sale of common stock at the midpoint of the estimated range of the pro forma market value of Educators as a subsidiary of Eastern Holdings, as determined by the independent valuation of Feldman Financial. The unaudited pro forma condensed combined financial statements also give effect to the shares issued to EHC shareholders in the merger. The following table provides a comparison between the sale of common stock at the minimum, midpoint, maximum and adjusted maximum of the estimated valuation range plus the shares to be issued to the ESOP in an amount equal to 10% of the shares issuable in the conversion (in thousands, except share and per share data).

	March 31, 2006				December 31, 2005
	5,525,000 Shares	6,500,000 Shares	7,475,000 Shares	8,305,556 Shares	5,525,000 Shares	6,500,000 Shares	7,475,000 Shares	8,305,556 Shares
Net income	$2,999	$2,983	$2,967	$2,953	$11,516	$11,453	$11,387	$11,333
Net income per share of common stock	$0.33	$0.30	$0.28	$0.26	$1.29	$1.17	$1.06	$0.99
Shares considered outstanding in calculating pro forma net income per share	8,965,378	9,863,597	10,761,816	11,526,965	8,930,847	9,822,972	10,715,097	11,475,056

(11)

It is assumed that 10% of the shares issuable in the conversion offering will be purchased by Eastern Holdings’ ESOP. For purposes of this table, the funds used to acquire such shares are assumed to have been borrowed by the ESOP from Eastern Holdings. The amount to be borrowed is reflected as a reduction to shareholders’ equity. Annual contributions are expected to be made to the ESOP in an amount at least equal to the principal and interest requirement of the debt. Eastern Holdings’ total annual payment of the ESOP debt is based upon 10 equal annual installments of principal and interest. The pro forma net earnings assumes: (i) that the contribution to the ESOP is equivalent to the debt service requirement for the year ended December 31, 2005 at an average fair value of $10.00; (ii) that 13,813, 16,250, 18,688 and 20,764, and 55,250, 65,000, 74,750 and 83,056 shares at the minimum, midpoint, maximum and adjusted maximum of the offering range, respectively, were committed to be released for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, at an average fair value of $10.00 per share in accordance with SOP 93-6; and (iii) for purposes of calculating the net income per share, the weighted average of the ESOP shares which have not been committed for release, equal to 435,094, 511,875, 588,656 and 654,063, and 469,625, 552,500, 635,375 and 705,972 shares at the minimum, midpoint, maximum and adjusted maximum of the offering range, respectively, for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, were subtracted from total shares outstanding of 9,400,472, 10,375,472, 11,350,472 and 12,181,028 at the minimum, midpoint, maximum and adjusted maximum of the offering range on such dates.

Additional Pro Forma Data

The actual net proceeds from the sale of Eastern Holdings common stock in the conversion offering cannot be determined until the conversion is completed. However, the conversion offering net proceeds are currently estimated to be between $51.2 million and $78.6 million, based upon the following assumptions:

•	The ESOP will purchase 10.0% of the shares of common stock sold in the conversion offering with a loan from Eastern Holdings;

•	Expenses of the offering, other than the fees to be paid to Keefe, Bruyette & Woods, Inc., direct or incremental costs of Educators’ conversion and direct expenses paid or to be paid by EHC with respect to the acquisition of EHC by Eastern Holdings are estimated to be $3.4 million. Keefe, Bruyette & Woods, Inc. will receive fees equal to approximately 1.5% of the aggregate purchase price of the shares of stock sold in the conversion offering, excluding any shares purchased by any employee benefit plans, and any of Educators’ or EHC’s directors, officers or employees or members of their households; and

•	358,750 shares of common stock will be purchased by Educators’ and EHC’s executive officers and directors, and members of their households.

Eastern Holdings has prepared the following tables, which set forth Educators’ historical consolidated net income and retained earnings prior to the conversion and the acquisition of EHC by Eastern Holdings and Eastern Holdings’ pro forma consolidated net income and shareholders’ equity following the conversion and the acquisition of EHC by Eastern Holdings. In preparing these tables and in calculating pro forma data, the following assumptions have been made:

•	Pro forma earnings have been calculated assuming the stock had been sold at the beginning of the periods;

•	Historical and pro forma per share amounts have been calculated by dividing historical and pro forma amounts by the indicated number of shares of stock, as adjusted to give effect to the purchase of shares by the ESOP; and

•	Pro forma shareholders’ equity amounts have been calculated as if Eastern Holdings common stock had been sold in the conversion offering on March 31, 2006, and, accordingly, no effect has been given to the assumed earnings effect of the net proceeds from the conversion offering.

The following pro forma information may not be representative of the financial effects of the conversion at the date on which the conversion and the merger actually occur and should not be taken as indicative of future results of operations. Pro forma shareholders’ equity represents the difference between the stated amount of Eastern Holdings’ assets and liabilities computed in accordance with generally accepted accounting principles. Shareholders’ equity does not give effect to intangible assets in the event of a liquidation. The pro forma shareholders’ equity is not intended to represent the fair market value of our common stock and may be different than amounts that would be available for distribution to shareholders in the event of liquidation.

The tables on the following pages summarize historical consolidated data of Educators and EHC, and Eastern Holdings’ pro forma data at or for the dates and periods indicated based on the assumptions set forth above and in the table and should not be used as a basis for projection of the market value of our common stock following the conversion and the merger (dollars in thousands).

At or For the Three Months Ended March 31, 2006
5,525,000 shares sold at $10.00 per share (Minimum of range)	6,500,000 shares sold at $10.00 per share (Midpoint of range)	7,475,000 shares sold at $10.00 per share (Maximum of range)	8,305,556 shares sold at $10.00 per share (Adjusted Maximum of range)
Pro forma conversion offering proceeds
Gross proceeds of public offering	$55,250	$65,000	$74,750	$83,056
Less estimated offering expenses and underwriting commissions	(4,058)	(4,211)	(4,365)	(4,496)

Estimated net conversion proceeds	51,192	60,789	70,385	78,560
Less ESOP shares (1)	(5,525)	(6,500)	(7,475)	(8,306)

Estimated net conversion proceeds after ESOP shares	$45,667	$54,289	$62,910	$70,254

Pro forma shareholders’ equity
Historical equity of Educators	$62,416	$62,416	$62,416	$62,416
Pro forma conversion proceeds after ESOP shares	45,667	54,289	62,910	70,254

Pro forma equity before merger with EHC	108,083	116,705	125,326	132,670
Total consideration paid to EHC shareholders	78,931	78,931	78,931	78,931
Other pro forma adjustments (2)	1,827	1,827	1,827	1,827
Less cash consideration paid to EHC shareholders	(40,176)	(40,176)	(40,176)	(40,176)

Pro forma shareholders’ equity (3)	$148,665	$157,287	$165,908	$173,252

Pro forma outstanding shares
Total shares offered in conversion	5,525,000	6,500,000	7,475,000	8,305,556
Total shares issued to EHC in merger	3,875,472	3,875,472	3,875,472	3,875,472

Pro forma outstanding shares (4)	9,400,472	10,375,472	11,350,472	12,181,028

Pro forma book value per share	$15.81	$15.16	$14.62	$14.22

Pro forma tangible book value per share	$14.35	$13.83	$13.41	$13.09

Pro forma price to book value	63.2%	66.0%	68.4%	70.3%

Pro forma net income:
Historical combined net income	$3,912	$3,912	$3,912	$3,912
ESOP	(91)	(107)	(123)	(137)
Other pro forma adjustments (5)	(822)	(822)	(822)	(822)

Pro forma net income	$2,999	$2,983	$2,967	$2,953

Weighted average shares outstanding (4)	8,965,378	9,863,597	10,761,816	11,526,965

Pro forma net income per share (6)	$0.33	$0.30	$0.28	$0.26
Pro forma price to net income per share (6)	7.5	x	8.3	x	9.1	x	9.8	x

	At or For the Year Ended December 31, 2005
	5,525,000 shares sold at $10.00 per share (Minimum of range)		6,500,000 shares sold at $10.00 per share (Midpoint of range)		7,475,000 shares sold at $10.00 per share (Maximum of range)		8,305,556 shares sold at $10.00 per share (Adjusted Maximum of range)
Pro forma net income:
Historical combined net income	$17,140		$17,140		$17,140		$17,140
ESOP	(365)		(428)		(494)		(548)
Other pro forma adjustments (5)	(5,259)		(5,259)		(5,259)		(5,259)

Pro forma net income	$11,516		$11,453		$11,387		$11,333

Weighted average shares outstanding (4)	8,930,847		9,822,972		10,715,097		11,475,056

Pro forma net income per share (6)	$1.29		$1.17		$1.06		$0.99
Pro forma price to net income per share (6)	7.8	x	8.6	x	9.4	x	10.1	x

(1)	It is assumed that 10% of the aggregate shares sold in the conversion offering will be purchased by the ESOP. The funds used to acquire such shares are assumed to have been borrowed by the ESOP from Eastern Holdings. The amount to be borrowed is reflected as a reduction to shareholders’ equity. Annual contributions are expected to be made to the ESOP in an amount at least equal to the principal and interest requirement of the debt. The pro forma net income assumes: (i) that the contribution to the ESOP is equivalent to the debt service requirements for the three months ended March 31, 2006 and the year ended December 31, 2005, at an average fair value of $10.00 per share; and (ii) only the ESOP shares committed to be released were considered outstanding for purposes of the net income per share calculations.

(2)	Other pro forma adjustments of $1.8 million, net of tax, represent net fair value adjustments recorded by EHC to its balance sheet as a result of the acquisition of EHC by Eastern Holdings.

(3)	No effect has been given to the issuance of additional shares in connection with the grant of options or restricted stock awards under the stock compensation plan that Eastern Holdings expects to adopt following the conversion offering or with respect to the outstanding warrants to purchase EHC stock that will be converted into the right to purchase up to 244,879 shares of Eastern Holdings common stock. Under the stock compensation plan, an amount equal to the aggregate of 10% of the common stock sold in the conversion offering, or 552,500, 650,000 and 747,500 shares at the minimum, midpoint, and maximum of the estimated offering range, respectively, will be reserved for future issuance upon the exercise of options to be granted under the stock compensation plan. Also under the stock compensation plan an amount equal to the aggregate of 4% of the shares of common stock sold in the conversion offering, or 221,000, 260,000, and 299,000 shares of common stock at the minimum, midpoint, and maximum of the estimated offering range, respectively, will be purchased either through open market purchases or directly from Eastern Holdings. Eastern Holdings expects to adopt this plan and seek shareholder approval of the plan six months after completion of the conversion and the merger. After giving effect to the shares that will be issued in the merger, if authorized but unissued shares of Eastern Holdings common stock are used to make the restricted stock awards and upon the exercise of all potential stock options that may be granted under the stock compensation plan, instead of making open market purchases, the voting interests of existing shareholders would be diluted by approximately 9.2% at the midpoint of the offering range.

(4)	It is assumed that 10% of the shares issuable in the conversion offering will be purchased by Eastern Holdings’ ESOP. For purposes of this table, the funds used to acquire such shares are assumed to have been borrowed by the ESOP from Eastern Holdings. The amount to be borrowed is reflected as a reduction to shareholders’ equity. Annual contributions are expected to be made to the ESOP in an amount at least equal to the principal and interest requirement of the debt. Eastern Holdings’ total annual payment of the ESOP debt is based upon 10 equal annual installments of principal and interest. The pro forma net earnings assumes: (i) that the contribution to the ESOP is equivalent to the debt service requirement for the year ended December 31, 2005, at an average fair value of $10.00; (ii) that 13,813, 16,250, 18,688 and 20,764, and 55,250, 65,000, 74,750 and 83,056 shares at the minimum, midpoint, maximum and adjusted maximum of the offering range, respectively, were committed to be released for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, at an average fair value of $10.00 per share in accordance with SOP 93-6; and (iii) for purposes of calculating the net income per share, the weighted average of the ESOP shares which have not been committed for release, equal to 435,094, 511,875, 588,656 and 654,063, and 469,625, 552,500, 635,375 and 705,972 shares at the minimum, midpoint, maximum and adjusted maximum of the offering range, respectively, for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, were subtracted from total shares outstanding of 9,400,472, 10,375,472, 11,350,472 and 12,181,028 at the minimum, midpoint, maximum and adjusted maximum of the offering range on such dates.

(5)	Other pro forma adjustments of $822,000 and $5.3 million for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively, represent the income statement impact of fair value adjustments recorded by EHC to its balance sheet as a result of the acquisition of EHC by Eastern Holdings.

(6)	Based on pro forma net income for the three months ended March 31, 2006 and the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

EHC and Educators are subject to market risk with respect to their fixed income investment portfolios. The most significant components of market risk affecting EHC and Educators are credit risk and interest rate risk. EHC is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of EHC’s assets are invested in equity securities (approximately 5.6% as of March 31, 2006), EHC does not believe that its exposure to equity risk is significant.

There have been no material changes in EHC’s and Educators’ market risk since December 31, 2005. Additional disclosures related to EHC’s and Educators’ market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in the respective companies’ Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Eastern Holdings’ Registration Statement on Form S-1 filed with the Securities and Exchange Commission, effective April 27, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

2.1	Second Amended Plan of Conversion from Mutual to Stock Organization of Educators Mutual Life Insurance Company adopted March 17, 2005, as amended June 9, 2005 and November 17, 2005. (incorporated by reference herein to the Company’s Pre-effective Registration Statement on Form S-1, SEC File No. 333-128913.)

2.2	Agreement and Plan of Reorganization dated March 17, 2005, between and among Educators Mutual Life Insurance Company, Eastern Insurance Holding, Inc., and Eastern Holding Company, Ltd. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (incorporated by reference herein to the Company’s Pre-effective Registration Statement on Form S-1, SEC File No. 333-128913.)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (incorporated by reference herein to the Company’s Pre-effective Registration Statement on Form S-1, SEC File No. 333-128913.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: June 12, 2006	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: June 12, 2006	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer