Form 10-Q
period 2006-06-30
Eastern Insurance Holdings, Inc.
filed 2006-08-10
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2006,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 9, 2006
COMMON STOCK (No par Value)	11,350,407
(Title of Class)	(Outstanding Shares)

		Page
PART I - FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Eastern Insurance Holdings, Inc. And Subsidiaries	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71

Item 4.	Controls and Procedures	71

PART II - OTHER INFORMATION		72

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Submission of Matters to Vote of Security Holders	72

Item 5.	Other Information	72

Financial Statements of Eastern Holding Company, Ltd. and Subsidiaries as of June 16, 2006 and for the periods from April 1, 2006 to June 16, 2006, and the three months ended June 30, 2005, and January 1, 2006 to June 16, 2006, and the six months ended June 30, 3005.

Item 6.	Exhibits	85

(ii)

Eastern Insurance Holdings, Inc. is an insurance holding company formed by Eastern Life and Health Insurance Company (formerly Educators Mutual Life Insurance Company) as part of Eastern Life and Health Insurance Company’s conversion from a mutual insurance company to a stock insurance company. The stock offering of Eastern Insurance Holdings, Inc. and the conversion of Eastern Life and Health Insurance Company was completed on June 16, 2006. Immediately following the completion of the stock offering and conversion, Eastern Insurance Holdings, Inc. and its subsidiaries acquired all of the outstanding common stock of Eastern Holding Company, Ltd.

The financial statements of Eastern Insurance Holdings, Inc., included in Item 1 of Part 1, Financial Information, reflect the following:

•	The unaudited consolidated balance sheet as of June 30, 2006 represents the accounts of Eastern Insurance Holdings, Inc. and its wholly-owned subsidiaries, Eastern Holding Company, Ltd. and Eastern Life and Health Insurance Company. The consolidated balance sheet as of December 31, 2005 represents the accounts of Eastern Life and Health Insurance Company.

•	The unaudited consolidated statements of operations for the three and six months ended June 30, 2006 reflect the results of operations of Eastern Insurance Holdings, Inc. and Eastern Life and Health Insurance Company for the three and six months ended June 30, 2006 and the results of operations of Eastern Holding Company, Ltd. and its subsidiaries for the period from June 17, 2006 to June 30, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, expect share and per share data)

	(Unaudited) June 30 2006	December 31 2005
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $201,947; $72,608)	$199,922	$73,979
Equity securities, at estimated fair value (cost, $6,864)	7,292	—
Equity call options, at estimated fair value (cost, $2,039; $1,086)	2,150	1,308
Other invested assets	5,730	2,333

Total investments	215,094	77,620

Cash and cash equivalents	53,854	4,699
Accrued investment income	2,271	930
Premiums receivable	29,163	87
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	29,367	24,461
Deferred acquisition costs	550	—
Deferred income taxes, net	3,349	946
Intangible assets	9,120	—
Goodwill	5,140	—
Other assets	4,389	2,482

Total assets	$352,297	$111,225

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$122,460	$44,136
Unearned premium reserves	31,607	95
Advance premium	1,090	1,241
Accounts payable and accrued expenses	14,544	2,689
Benefit plan liabilities	707	777
Dividends payable	4,768	—
Shareholder dividend payable	3,522	—
Loans payable	1,750	—
Federal income taxes payable	103	178
Junior subordinated debentures	8,044	—

Total liabilities	188,595	$49,116

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued and outstanding - 11,350,407	—	—
Unearned ESOP compensation	(7,446)	—
Additional paid in capital	108,355	—
Retained earnings	62,652	61,205
Accumulated other comprehensive income, net	141	904

Total shareholders’ equity	163,702	62,109

Total liabilities and shareholders’ equity	$352,297	$111,225

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited, in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
REVENUE
Net premiums earned	$10,522	$9,911	$19,181	$19,660
Net investment income	1,273	911	2,272	1,863
Net realized investment gains (losses)	80	68	944	(87)
Other revenue	23	286	23	546

Total revenue	11,898	11,176	22,420	21,982

EXPENSES
Losses and loss adjustment expenses incurred	6,706	7,248	12,388	14,890
Acquisition and other underwriting expenses	2,614	3,199	5,677	6,291
Other expenses	1,116	1,126	1,737	2,231
Amortization of intangibles	77	—	77	—
Policyholder dividend expense	71	—	71	—
Segregated portfolio dividend expense	125	—	125	—

Total expenses	10,709	11,573	20,075	23,412

Income (loss) before income taxes	1,189	(397)	2,345	(1,430)

Income tax expense (benefit)	437	(75)	898	(317)

Net income (loss)	$752	$(322)	$1,447	$(1,113)

Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during period, net of tax	(322)	332	(552)	(396)
Less: Reclassification adjustment for gains included in net income, net of tax of $27, $23, $108, and $104	53	45	211	203

Other comprehensive (loss) income	(375)	287	(763)	(599)

Comprehensive income (loss)	$377	$(35)	$684	$(1,712)

For the Period from June 17, 2006 to June 30, 2006
Earnings per share (See Note 6):
Net income after conversion and acquisition	$311,000
Basic and diluted earnings per share after conversion and acquisition	$0.03

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2006

(Unaudited, in thousands)

Three Months Ended June 30, 2006

	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, April 1, 2006	$—	$—	$—	$61,900	$516	$62,416
Net proceeds from stock offering	—	—	69,597	—	—	69,597
Unearned compensation	—	(7,475)	—	—	—	(7,475)
ESOP shares released	—	29	4	—	—	33
Issuance of common stock	—	—	38,754	—	—	38,754
Net income	—	—	—	752	—	752
Other comprehensive loss, net of tax	—	—	—	—	(375)	(375)

Balance, June 30, 2006	$—	$(7,446)	$108,355	$62,652	$141	$163,702

Six Months Ended June 30, 2006

	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2006	$—	$—	$—	$61,205	$904	$62,109
Net proceeds from stock offering	—	—	69,597	—	—	69,597
Unearned compensation	—	(7,475)	—	—	—	(7,475)
ESOP shares released	—	29	4	—	—	33
Issuance of common stock	—	—	38,754	—	—	38,754
Net income	—	—	—	1,447	—	1,447
Other comprehensive loss, net of tax	—	—	—	—	(763)	(763)

Balance, June 30, 2006	$—	$(7,446)	$108,355	$62,652	$141	$163,702

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2005

(Unaudited, in thousands)

Three Months Ended June 30, 2005

	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, April 1, 2005	$59,286	$1,577	$60,863
Net loss	(322)	—	(322)
Other comprehensive income, net of tax	—	287	287

Balance, June 30, 2005	$58,964	$1,864	$60,828

Six Months Ended June 30, 2005

	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2005	$60,077	$2,463	$62,540
Net loss	(1,113)	—	(1,113)
Other comprehensive loss, net of tax	—	(599)	(599)

Balance, June 30, 2005	$58,964	$1,864	$60,828

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited, in thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,447	$(1,113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	266	—
Gain on sale of investments	(1,035)	(307)
Unrealized loss on equity call options	91	395
Equity in income of limited partnerships	(196)	(29)
Recognition of deferred gain on sale of building	(58)	(58)
Deferred tax provision	237	(317)
Stock compensation	33	—
Changes in assets and liabilities:
Accrued investment income	65	50
Premiums receivable	(685)	(23)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	2,347	(654)
Deferred acquisition costs	(550)	—
Other assets	1,037	(624)
Reserve for unpaid losses and loss adjustment expenses	(3,023)	1,434
Unearned and advance premium	1,278	118
Accounts payable and accrued expenses	(108)	370
Benefit plan liabilities	(69)	33
Federal income taxes recoverable/payable	(96)	—
Dividends payable	183	—

Net cash provided by (used in) operating activities	1,164	(725)

Cash flows from investing activities:
Purchase of investments	(19,247)	(7,681)
Proceeds from sale of fixed income securities	11,044	2,697
Proceeds from maturities/calls of fixed income securities	8,210	3,097
Acquisition of EHC, net of cash received	(14,149)	—
Principal payments received on mortgage loans	11	98

Net cash used in investing activities	(14,131)	(1,789)

Cash flows from financing activities:
Proceeds from initial public offering, net of expenses	62,122	—

Net cash provided by financing activities	62,122	—

Net increase (decrease) in cash and cash equivalents	49,155	(2,514)
Cash and cash equivalents, beginning of period	4,699	10,960

Cash and cash equivalents, end of period	$53,854	$8,446

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$485	$—

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) was formed by Eastern Life and Health Insurance Company (“ELH”), formerly Educators Mutual Life Insurance Company, for the purpose of converting from a mutual life and health insurance company to a stock life and health insurance company. On June 16, 2006, EIHI completed its common stock offering and ELH completed its conversion from a mutual company to a stock company and became a wholly-owned subsidiary of EIHI. In the common stock offering, EIHI sold 7,475,000 shares of its common stock at a price of $10.00 per share, raising gross proceeds of $74.8 million. Direct expenses of the offering were $5.2 million and are recorded as a direct reduction of additional paid-in capital in the accompanying unaudited consolidated balance sheet as of June 30, 2006.

Immediately after the common stock offering and conversion, EIHI purchased all of the outstanding common stock of Eastern Holding Company, Ltd. (“EHC”) for a purchase price of $78.9 million (See Note 3).

EIHI is an insurance holding company offering workers’ compensation and group benefits insurance products through its wholly-owned subsidiaries. The accompanying unaudited interim consolidated financial statements include the accounts of EIHI and its wholly-owned subsidiaries (collectively, “EIHI” or the “Company”), EHC, Eastern Services Corporation (“Eastern Services”), Global Alliance Holdings, Ltd. (“Global Alliance”), Global Alliance Statutory Trust I (“Trust I”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), ELH, Eastern Re Ltd. S.P.C. (“Eastern Re”), and Employers Alliance, Inc. (“Employers Alliance”).

Effective June 16, 2006, EHC was redomesticated from the Cayman Islands to the United States of America. As a result of the redomestication, EHC is subject to federal income tax on a prospective basis.

EIHI operates in five segments: workers’ compensation insurance, group benefits insurance, specialty reinsurance, segregated portfolio cell reinsurance, and corporate/other.

Workers’ Compensation Insurance

Workers’ compensation insurance is underwritten through Eastern Alliance and Allied Eastern, both Pennsylvania domiciled insurance companies, which provide workers’ compensation insurance coverage to small and medium sized businesses in rural and suburban Pennsylvania, Maryland and Delaware.

Group Benefits Insurance

The group benefits insurance products, which include dental, short and long-term disability, and term life are underwritten through ELH. The group benefits insurance products are marketed to employer groups and ELH is licensed to write business in 42 jurisdictions within the United States. ELH is currently actively writing business in 16 jurisdictions, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States.

Specialty Reinsurance

Specialty reinsurance is underwritten through Eastern Re, a Cayman domiciled reinsurer. Eastern Re participates in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank program and a non-hazardous waste transportation product.

Segregated Portfolio Cell Reinsurance

EIHI provides a variety of services to self-insured workers’ compensation plans including program design, fronting, claims adjusting, investment management and cell rental services at Eastern Re. The primary insurance coverage for the segregated portfolio cell program is underwritten by Eastern Alliance and Allied Eastern and ceded 100% to Eastern Re.

Corporate/Other

The corporate/other segment consists of the operating results of Employers Alliance, EIHI’s third party administrator, which provides claims adjusting and risk management services to self-insured workers’ compensation and property and casualty plans, and the operating results of ELH’s group medical insurance run-off operations. This segment also includes the operations of EIHI, EHC, Eastern Services and Global Alliance and certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). Prior to January 1, 2006, the corporate/other segment included the operating results of ELH’s general agency operations, IBSi. IBSi was sold by ELH on October 31, 2005 (See Note 8).

These segments are more fully described in Note 7.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair presentation of the financial position and results of operations of EIHI for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the consolidated financial statements and notes thereto of ELH and EHC included in EIHI’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission, effective April 27, 2006.

All inter-company transactions and related account balances have been eliminated in consolidation.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amount of reported assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the unaudited interim consolidated financial statements include reserves for unpaid losses and loss adjustment expenses, earned but unbilled premium, deferred acquisition costs, return premiums under reinsurance contracts, current and deferred income taxes, and benefit plan liabilities. Actual results could differ from these estimates.

Cash and Cash Equivalents

EIHI considers all investments with original maturity dates of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows. The carrying amount of cash equivalents approximates their fair value.

Investments

Fixed Income Securities

EIHI’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. Fixed income securities include publicly traded and private placement bonds, including convertible bonds. The estimated fair value of publicly traded bonds is determined based on quoted market prices obtained through an independent pricing service or independent broker. The estimated fair value of private placement bonds is determined using valuation models, taking into consideration the securities’ coupon rate, maturity date, and other pertinent features.

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. EIHI monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. EIHI performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. At the time a security is determined to be other-than- temporarily impaired, EIHI reduces the book value of the security to the current estimated fair value and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Equity Securities

EIHI’s investments in equity securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. The estimated fair value of equity securities is determined based on quoted market prices obtained through an independent pricing service or independent broker.

Realized gains or losses are based on cost and are computed using the specific identification method. EIHI monitors its equity securities for unrealized losses that appear to be other-than-temporary. EIHI performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. At the time a security is determined to be other-than- temporarily impaired, EIHI reduces the cost of the security to the current estimated fair value and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Equity Call Options

Equity call options represent the estimated fair value of the stock options embedded in EIHI’s convertible bond portfolio. The estimated fair value of the fixed income component of the convertible bond is included in fixed income securities. The estimated fair value of equity call options is determined by deducting the theoretical bond value (which is determined using spread information on non-convertible issues from the same issuer) from the estimated fair value of the convertible bond (which is determined based on quoted market prices obtained through an independent pricing service). The equity call option is considered an embedded derivative and changes in the estimated fair value of the equity call options are reported as realized gains or losses in the consolidated statements of operations and comprehensive income (loss).

Other Invested Assets

Other invested assets consist of investments in limited partnerships, equity securities, and mortgage loans on real estate.

Investments in limited partnerships are reported in the consolidated financial statements using the equity method. Changes in the value of EIHI’s proportionate share of its limited partnership investments are included in net investment income in the consolidated statements of operations and comprehensive income (loss).

Equity securities included in other invested assets consist of securities of a company in the banking industry that are traded on the Over-the-Counter Bulletin Board on a limited basis. Quoted market values are readily available for these securities, and the securities are recorded in the consolidated balance sheet at estimated fair value.

Mortgage loans on real estate are carried at their unpaid principal balance.

Premiums

Premiums generated by EIHI’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date.

Premiums generated by EIHI’s group benefits insurance segment are generally billed on a monthly basis with premiums being earned in the month in which the coverage is provided. Unearned premiums represent those premiums that have been received but for which the coverage period has not expired. Advance premiums represent those premiums that have been received in advance of the coverage period. Premiums receivable represent only those premiums that have been billed to policyholders for coverage periods through the balance sheet date.

Reinsurance premiums assumed by EIHI’s specialty reinsurance segment are estimated based on information provided by the ceding companies. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are reported. These premiums are earned over the terms of the related reinsurance contracts.

Other Revenue

Other revenue for the three and six months ended June 30, 2006 primarily consists of service revenues related to claims handling and risk management services provided by Employers Alliance. Claims handling and risk management service revenue is earned over the term of the related contracts in proportion to the actual services rendered.

Other revenue for the three and six months ended June 30, 2005 consists of sales and marketing fees earned by IBSi under contracts with unaffiliated insurance carriers. Prior to the sale of IBSi on October 31, 2005, sales and marketing fees were generally recognized as revenue in the period in which the insurance policy was effective. IBSi also earned bonus revenue for meeting agreed-upon production levels with certain external carriers. Bonus revenue was estimated and accrued in the period in which the agreed-upon production levels were met.

Losses and Loss Adjustment Expenses

A liability is established for the estimated unpaid losses and loss adjustment expenses (“LAE”) of EIHI’s workers’ compensation insurance segment under the terms of, and with respect to, its policies and agreements and includes amounts determined on the basis of claims adjusters’ evaluations and an amount based on past experience for losses incurred but not reported.

A liability is established for the estimated unpaid losses and LAE of EIHI’s specialty reinsurance segment based on information provided by the ceding company. Premiums and reported claims data provided by the ceding company is utilized by management to estimate the ultimate losses and LAE, including an amount for incurred but not reported claims.

A liability is established for the estimated unpaid losses and loss adjustment expenses of EIHI’s group benefits insurance segment as follows:

The liability for reported but unpaid long-term disability claims is calculated using the 1987 Commissioners Group Disability Table. The long-term disability claim reserves are discounted based on the expected rate of return of ELH’s fixed income portfolio in the year that the claim was incurred. The discount rate for claims incurred in 2006 and 2005 was 4.75% and 4.25%, respectively. The liability for incurred but not reported claims is estimated based on historical patterns of claims incurred as a percent of in-force premium at the balance sheet date.

The liability for reported but unpaid and incurred but not reported dental and short-term disability claims is estimated using statistical claim development models, taking into consideration historical claim severity and frequency patterns and changes in benefit structures that may impact the amount at which claims are ultimately settled. For the most recent incurral months, which usually consist of the last three months, the liability is estimated by applying a loss ratio to net premiums earned, less claim payments through the balance sheet date.

The liability for reported but unpaid term life claims represent those claims reported to EIHI as of the balance sheet date for which payment has not yet been made. Term life incurred but not reported claims are estimated based on historical patterns of claims incurred as a percent of in-force premium at the balance sheet date.

The liability for life premium waiver reserves represents the present value of future life insurance benefits under those term life insurance policies for which premium has been waived due to the insured’s disability. The liability for life premium waiver reserves is calculated using the 1970 Intercompany Group Life Disability Table. The liability for life premium waiver reserves is discounted using a rate of 3%, which is built into the valuation table.

The methods used to estimate the reserve for unpaid losses and loss adjustment expenses are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserve for unpaid losses and loss adjustment expenses is adequate at June 30, 2006. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If EIHI’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at June 30, 2006, the related adjustments could have a material adverse effect on EIHI’s financial condition, results of operations or liquidity.

Reinsurance

In the ordinary course of business, EIHI assumes and cedes reinsurance with other insurance companies. These arrangements provide greater diversification of business and minimize the net loss potential arising from large claims. Ceded reinsurance contracts do not relieve EIHI of its obligation to its insureds. Premiums and claims under EIHI’s reinsurance contracts are accounted for on a basis consistent with those used in accounting for the underlying policies reinsured and the terms of the reinsurance contracts. EIHI has certain reinsurance contracts that provide for return premium based on the actual loss experience of the written and reinsured business. EIHI estimates the amounts to be recorded for return premium based on the terms set forth in the reinsurance agreements and the expected loss experience.

The reinsurance recoverable for unpaid losses and LAE includes the balances due from reinsurance companies for unpaid losses and LAE that are expected to be recovered from reinsurers, based on contracts in force.

Policy Acquisition Costs

Policy acquisition costs consist of commissions and premium taxes that vary with and are primarily related to the production of premium. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss adjustment expenses that are expected to be incurred based upon historical and current experience. Anticipated investment income is considered in determining recoverability.

EIHI’s group insurance policies written by the group benefits insurance segment are cancelable and are not guaranteed renewable. In addition, the group benefits insurance policies provide coverage on a month-to-month basis with most policies’ coverage effective on the first of each month. As a result, most of EIHI’s group benefits insurance premiums are earned at the balance sheet date. Based on the nature of EIHI’s group benefits insurance policies, costs related to the acquisition of new and renewal business are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the difference is reversed. A valuation allowance is recorded against gross deferred tax assets if it is more likely than not that all or some portion of the benefits related to the deferred tax assets will not be realized.

Eastern Alliance, Allied Eastern and ELH are not subject to state income taxes; rather, they are subject to state premium tax in the jurisdictions in which they write business. Employers Alliance is subject to Pennsylvania state income tax.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax beginning June 17, 2006, as a result of the redomestication of EHC.

Policyholder Dividends

Eastern Alliance and Allied Eastern issue certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

Assessments

Eastern Alliance and Allied Eastern are subject to state guaranty fund assessments in the Commonwealth of Pennsylvania, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. EIHI’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Contributions to the Security Fund are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct written premium is made to all companies licensed to write workers’ compensation in Pennsylvania. Eastern Alliance and Allied Eastern recognize a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.”

Employee Stock Ownership Plan

EIHI recognizes compensation expense related to its employee stock ownership plan (“ESOP”) equal to the product of the number of shares earned, or committed to be released, during the period, and the average price of EIHI’s common stock during the period. The estimated fair value of unearned ESOP shares is calculated based on the average price of EIHI’s common stock for the period. For purposes of calculating earnings per share, EIHI includes the weighted average of ESOP shares committed to be released for the period.

Recent Accounting Pronouncements

SFAS 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends the accounting requirements for certain financial instruments covered by FASB Statements No. 133 and 140, including financial instruments containing embedded derivatives. SFAS 155 amends FASB Statement No. 133 by permitting fair value remeasurement of any hybrid financial instrument that contains an embedded derivative. Under current accounting guidance contained in FASB Statement No.

133, embedded derivatives must be bifurcated from their host contract and accounted for separately. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election for hybrid financial instruments may also be applied upon adoption of SFAS 155 to those hybrid financial instruments held by an entity and bifurcated under FASB Statement No. 133 prior to the adoption of SFAS 155. Any difference between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument must be recognized as a cumulative effect adjustment to beginning retained earnings. Restatement of prior periods is prohibited. EIHI currently holds convertible debt securities that require bifurcation under FASB Statement No. 133. Management is currently evaluating the impact to its consolidated financial statements of adopting the fair value provisions of SFAS 155 as they relate to EIHI’s convertible debt securities.

SOP 05-1

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement, and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. The Company will adopt SOP 05-1 on January 1, 2007. We expect that SOP 05-1 will not have a material effect on our consolidated financial condition or results of operations.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial condition or results of operations.

3. Acquisition of EHC

On June 16, 2006, EIHI acquired all of the outstanding common stock of EHC for a purchase price of $78.9 million, which consisted of EIHI issuing 3,875,407 shares of its $10.00 common stock and paying cash of $40.2 million to EHC’s shareholders. The excess of the purchase price over the net fair value of the assets and liabilities acquired was $14.3 million, consisting of identifiable intangible assets of $9.2 million and goodwill of $5.1 million. Direct expenses incurred in connection with the acquisition of EHC were $636,000. In connection with the acquisition of EHC, the purchase price was allocated to the estimated fair values of the acquired assets and liabilities as follows (in thousands):

(Unaudited) June 16, 2006
ASSETS

Investments and cash	$162,251
Accrued investment income	1,405
Premiums receivable	28,391
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	7,253
Deferred income taxes, net	2,317
Deferred acquisition costs	—
Prepaid reinsurance	—
Other assets	4,879

Total assets	$206,496

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$81,346
Unearned premium reserves	30,004
Accounts payable and accrued expenses	12,017
Dividends payable	4,585
Shareholder dividend payable	3,522
Loans payable	1,750
Junior subordinated debentures	8,044

Total liabilities	$141,268

Estimated fair value of assets acquired	$65,228

Purchase price for EHC	$78,929
Direct acquisition expenses	636

Adjusted purchase price for EHC	79,565

Estimated fair value of assets acquired	65,228

Excess of adjusted purchase price over the net fair value of assets and liabilities acquired	$14,337

The transaction was accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations”.

In connection with the acquisition of EHC, the assets and liabilities acquired by EIHI were adjusted to fair value. The most significant adjustments were as follows:

The fair value of the reserve for unpaid losses and loss adjustment expenses was estimated by discounting the gross reserves and applying a risk margin to the gross reserves. EHC discounted the reserve for unpaid losses and loss adjustment expenses based on the present value of the expected underlying cash flows using a risk-free interest rate, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by EHC’s actuarial department based on historical loss data. A risk margin was applied to the discounted reserve for unpaid losses and loss adjustment expenses to reflect management’s estimate of the cost EHC would incur to reinsure the full amount of its unpaid losses and loss adjustment expenses with a third-party reinsurer. This risk margin was based upon management’s assessment of the inherent uncertainty in reserving for unpaid losses and loss adjustment expenses and their knowledge of the reinsurance marketplace. As a result of these adjustments, the reserve for unpaid losses and loss adjustment expenses was increased by $2.4 million as of June 16, 2006.

As of the acquisition date, EHC adjusted its net unearned premium reserves to fair value by (1) discounting the unearned premium reserves and (2) applying a risk margin to the unearned premium reserves. EHC discounted the unearned premium reserves based on the present value of the expected underlying cash flows using a risk-free interest rate, which approximated the U.S. Treasury rate on the acquisition date. The discounting pattern was developed by EHC’s actuarial department based on historical loss data. As a result of these adjustments, unearned premium reserves were reduced by $12.9 million as of June 16, 2006.

Acquisition and other underwriting expenses were decreased by $6.8 million to exclude deferred acquisition costs. Deferred acquisition costs consisting primarily of commissions and premium taxes, which vary with and are primarily related to the production of new business, are deferred and amortized to achieve a matching of revenue and expenses.

The following tables present unaudited pro forma income statement information for the three and six months ended June 30, 2006 and 2005 as if the stock offering, conversion and acquisition of EHC had taken place on January 1, 2006 and 2005, respectively (in thousands, except share and per share data):

	(Unaudited) Pro Forma Three Months Ended June 30, 2006 and 2005		(Unaudited) Pro Forma Six Months Ended June 30, 2006 and 2005
	2006	2005	2006	2005
Revenue:
Net premiums earned	$26,078	$26,482	$52,444	$51,970
Net investment income	2,536	1,983	4,974	3,898
Net realized investment gains	220	277	1,314	121
Other revenue	158	450	291	858

Total revenue	28,992	29,192	59,023	56,847

Expenses:
Losses and loss adjustment expenses incurred	15,985	19,494	34,534	40,051
Acquisition and other underwriting expenses	3,432	2,375	6,728	5,747
Other expenses	5,601	4,533	9,364	8,318
Amortization of intangibles	501	501	1,002	1,002
Policyholder dividends	153	49	238	91
Segregated portfolio dividend expense	990	126	1,564	275

Total expenses	26,662	27,078	53,430	55,484

Income before income taxes	2,330	2,114	5,593	1,363
Income tax expense	1,622	1,027	2,906	1,106

Net income	$708	$1,087	$2,687	$257

Earnings per share (EPS):
Basic shares outstanding	10,630,938	10,630,938	10,621,595	10,621,595
Basis EPS	$0.07	$0.10	$0.25	$0.02

Diluted shares outstanding	10,937,037	10,937,037	10,927,694	10,927,694
Diluted EPS	$0.06	$0.10	$0.25	$0.02

Unaudited proforma segment results, as if the conversion, stock offering and acquisition of EHC had taken place on January 1, 2006, for the three months ended June 30, 2006 were as follows (in thousands):

Unaudited Proforma Segment Results

For the Three Months Ended June 30, 2006

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$9,310	$8,321	$2,997	$5,450	$—	$26,078
Net investment income	895	1,050	346	256	(11)	2,536
Net realized investment gains (losses)	158	87	(25)	—		220
Other revenue	—	—	116	—	42	158

Total revenue	10,363	9,458	3,434	5,706	31	28,992

Expenses:
Losses and loss adjustment expenses incurred	5,753	5,268	1,892	3,103	(31)	15,985
Acquisition and other underwriting expenses	79	2,773	418	1,224	(1,062)	3,432
Other expenses	1,644	—	217	60	3,680	5,601
Amortization of intangibles	—	—	—		501	501
Policyholder dividend expense	153	—	—	—	—	153
Segregated portfolio dividend expense	—	—	—	1,319	(329)	990

Total expenses	7,629	8,041	2,527	5,706	2,759	26,662

Income (loss) before income taxes	2,734	1,417	907	—	(2,728)	2,330
Income tax expense (benefit)	917	482	317	—	(94)	1,622

Net income (loss)	$1,817	$935	$590	$—	$(2,634)	$708

Unaudited proforma segment results, as if the conversion, stock offering and acquisition of EHC had taken place on January 1, 2005, for the three months ended June 30, 2005 were as follows (in thousands):

Unaudited Proforma Segment Results

For the Three Months Ended June 30, 2005

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$8,091	$9,910	$2,995	$5,485	$1	$26,482
Net investment income	686	866	237	102	92	1,983
Net realized investment gains (losses)	211	68	(3)	—	1	277
Other revenue	—	—	322	—	128	450

Total revenue	8,988	10,844	3,551	5,587	222	29,192

Expenses:
Losses and loss adjustment expenses incurred	6,085	7,249	2,163	3,998	(1)	19,494
Acquisition and other underwriting expenses	(813)	3,469	438	1,185	(1,904)	2,375
Other expenses	1,271	—	138	159	2,965	4,533
Amortization of intangibles	—	—	—		501	501
Policyholder dividend expense	49	—	—	—	—	49
Segregated portfolio dividend expense	—	—	—	245	(119)	126

Total expenses	6,592	10,718	2,739	5,587	1,442	27,078

Income (loss) before income taxes	2,396	126	812	—	(1,220)	2,114
Income tax expense	698	43	284	—	2	1,027

Net income (loss)	$1,698	$83	$528	$—	$(1,222)	$1,087

Unaudited proforma segment results, as if the conversion, stock offering and acquisition of EHC had taken place on January 1, 2006, for the six months ended June 30, 2006 were as follows (in thousands):

Unaudited Proforma Segment Results

For the Six Months Ended June 30, 2006

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$17,984	$16,980	$6,734	$10,746	$—	$52,444
Net investment income	1,782	1,944	655	456	137	4,974
Net realized investment gains (losses)	385	951	(22)	—	—	1,314
Other revenue	—	—	450	—	(159)	291

Total revenue	20,151	19,875	7,817	11,202	(22)	59,023

Expenses:
Losses and loss adjustment expenses incurred	12,592	10,950	4,437	6,586	(31)	34,534
Acquisition and other underwriting expenses	374	5,818	967	2,410	(2,841)	6,728
Other expenses	3,141	—	340	106	5,777	9,364
Amortization of intangibles	—	—	—	—	1,002	1,002
Policyholder dividend expense	238	—	—	—	—	238
Segregated portfolio dividend expense	—	—	—	2,100	(536)	1,564

Total expenses	16,345	16,768	5,744	11,202	3,371	53,430

Income (loss) before income taxes	3,806	3,107	2,073	—	(3,393)	5,593

Income tax expense (benefit)	1,179	1,071	726	—	(70)	2,906

Net income (loss)	$2,627	$2,036	$1,347	$—	$(3,323)	$2,687

Unaudited proforma segment results, as if the conversion, stock offering and acquisition of EHC had taken place on January 1, 2005, for the six months ended June 30, 2005 were as follows:

Unaudited Proforma Segment Results

For the Six Months Ended June 30, 2005

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$15,624	$19,659	$5,557	$11,129	$1	$51,970
Net investment income	1,326	1,747	422	176	227	3,898
Net realized investment gains (losses)	211	(86)	(3)	—	(1)	121
Other revenue	—	—	584	—	274	858

Total revenue	17,161	21,320	6,560	11,305	501	56,847

Expenses:
Losses and loss adjustment expenses incurred	13,172	14,885	3,936	8,053	5	40,051
Acquisition and other underwriting expenses	(852)	6,908	596	2,546	(3,451)	5,747
Other expenses	2,666	—	260	234	5,158	8,318
Amortization of intangibles	—	—	—		1,002	1,002
Policyholder dividend expense	91	—	—	—	—	91
Segregated portfolio dividend expense	—	—	—	472	(197)	275

Total expenses	15,077	21,793	4,792	11,305	2,517	55,484

Income (loss) before income taxes	2,084	(473)	1,768	—	(2,016)	1,363
Income tax expense (benefit)	509	(160)	619	—	138	1,106

Net income (loss)	$1,575	$(313)	$1,149	$—	$(2,154)	$257

4. Non-Cash Investing and Financing Activities

EIHI issued 747,500 shares of its common stock to the ESOP for $7.5 million. EIHI issued a loan to the ESOP in the amount of $7.5 million for the purchase of the common stock. The issuance of the loan to the ESOP and the related purchase of EIHI’s common stock by the ESOP are considered non-cash transactions for purposes of the statement of cash flows. As such, the net proceeds received as a result of EIHI’s stock offering of $69.6 million is reflected net of the proceeds from the shares purchased by the ESOP of $7.5 million, or $62.1 million, in the statement of cash flows for the six months ended June 30, 2006.

5. Intangible Assets

The acquisition of EHC resulted in the identification of certain intangible assets. The allocation of the purchase price in excess of the fair value of EHC’s net assets acquired to intangible assets totaled $9.2 million. As of June 30, 2006, intangible assets consisted of the following (in thousands):

Intangible Assets with Finite Life	Balance	Amortization Period
Agency relationships	$1,737	15 years
Renewal rights	6,333	15 years

	$8,070

Intangible Assets with Infinite Life
State insurance licenses	1,050

Total intangible assets	9,120

Amortization expense totaled $77,000 for the period from June 17, 2006 to June 30, 2006.

6. Earnings Per Share

The conversion, stock offering and the acquisition of EHC resulted in the issuance of common shares of EIHI on June 16, 2006. Basic earnings per share are computed by dividing the net income for the period from June 17, 2006 to June 30, 2006 by 10,604,341 shares, which represents the weighted average number of shares outstanding for the period. Diluted earnings per share are computed by dividing net income for the period from June 17, 2006 to June 30, 2006 by 10,910,440 shares, which represents dilutive potential common shares outstanding for the period. Stock warrants of 306,099 have been included as dilutive potential common shares outstanding. There were no anti-dilutive stock warrants or options as of June 30, 2006. Consolidated net income for the period from June 17, 2006 to June 30, 2006 was $311,000 resulting in basic and diluted earnings per share of $0.03.

7. Employee Benefit Plans

ESOP

EIHI sponsors an ESOP, which was established as a result of the conversion of ELH from a mutual company to a stock company. Eligible employees generally include those employees who have reached the age of 21 and have completed one year of service. All employees that were employed by ELH or EHC on June 16, 2006 were determined to have met the eligibility requirements on that date. ESOP shares are allocated to participants based on the ratio of their individual compensation during the plan year to the total compensation of eligible employees during the plan year.

EIHI issued 747,500 shares of its common stock to the ESOP on June 16, 2006, and the ESOP signed a promissory note in the amount of $7.5 million for the purchase of the shares, which is due in ten equal installments, with interest accruing annually at 4%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid.

Shares allocated, shares committed to be released, and suspense shares held by the ESOP as of June 30, 2006 were as follows:

Suspense shares held by ESOP	747,500
Shared committed to be released	2,876
Shares allocated to employees’ accounts	—

For the six months ended June 30, 2006, EIHI committed to release 2,867 shares at an average price of $11.40 per share, resulting in the recognition of stock compensation expense totaling $33,000.

As of June 30, 2006, the estimated fair value of unearned ESOP shares was $8.5 million.

Other Benefit Plans

ELH sponsors a non-contributory defined benefit pension plan (the “pension plan”) covering substantially all of its employees. On May 17, 2005, ELH’s Board of Directors approved the freezing of the pension plan effective December 31, 2005. ELH also sponsors a defined benefit postretirement plan (the “postretirement plan”), which provides certain health care and life insurance benefits for retired employees. Current employees of ELH may become eligible for these benefits if they reach retirement age while working for ELH and meet certain years of service levels prior to January 1, 2015. Life insurance benefits are set at 100% of an employee’s annual salary at the time of retirement, up to a maximum of $175,000, and are reduced to $10,000 by age 70.

For the six months ended June 30, 2006 and 2005, EIHI recognized net periodic benefit (income) cost of $(62,000) and $216,000 related to the pension plan, respectively, and $0 and $33,000 related to the postretirement plan, respectively.

The assumptions used in the measurement of EIHI’s net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table for the period from January 1, 2006 to June 16, 2006:

	Pension Plan Six Months Ended June 30,		Postretirement Plan Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average discount rate	5.50%	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	6.75%	6.50%	N/A	N/A
Rate of increase in compensation levels	N/A	4.50%	3.50%	4.50%

8. Segment Information

EIHI’s current operations are organized into the five following business segments.

Workers’ Compensation Insurance

Workers’ compensation insurance is underwritten through Eastern Alliance and Allied Eastern, both Pennsylvania domiciled insurance companies, which provide insurance coverage to small and medium-sized businesses in rural and suburban Pennsylvania, Maryland and Delaware. Eastern Alliance and Allied Eastern offer a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products. Under the guaranteed cost program, the prospective workers’ compensation policy premium is determined at the beginning of the policy period based on estimated payroll. The loss sensitive products offer the opportunity of returning a portion of the policyholder’s premium in the form of a dividend based upon loss experience. Eastern Alliance and Allied Eastern distribute their products and services through a network of independent agents. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the workers’ compensation insurance segment.

Group Benefits Insurance

The group benefits insurance products, which include dental, short and long-term disability, and term life are underwritten through ELH. The group benefits insurance products are marketed to employer groups and ELH is licensed to write business in 42 jurisdictions within the United States. ELH is currently actively writing business in 16 jurisdictions, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States.

Specialty Reinsurance

Specialty reinsurance is underwritten through Eastern Re, a Cayman domiciled reinsurer. Eastern Re participates in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, which provides commercial automobile liability coverage for non-hazardous waste haulers. The EnviroGuard program provides coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims.

Segregated Portfolio Cell Reinsurance

EIHI provides a variety of services to self-insured workers’ compensation plans including program design, fronting, claims adjusting, investment management, and cell rental services at Eastern Re. The primary insurance coverage for the segregated portfolio cell program is underwritten by Eastern Alliance and Allied Eastern and ceded 100% to Eastern Re. The cell rental structure provides the segregated portfolio dividend participants the opportunity to retain control of both underwriting profit and investment income derived from the insurance programs. Eastern Re currently provides cell rental facilities and Eastern Alliance and Allied Eastern provide fronting services to 11 customers. Upon termination of the respective agreements with the customers and after settlement of the ultimate liabilities due under the various programs, the segregated portfolio dividend participants are entitled to receive a profit participation dividend payment from Eastern Re for the remaining underwriting profit, if any, under the cell rental programs. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the workers’ compensation insurance segment. Outstanding loss reserves and unearned premiums under the segregated portfolio cell programs are collateralized by letters of credit provided by the segregated portfolio dividend participants.

Corporate/Other

The corporate/other segment consists of the operating results of Employers Alliance, EIHI’s third party administrator, which provides claims adjusting and risk management services to self-insured workers’ compensation and property and casualty plans, and the operating results of ELH’s group medical insurance run-off operations. This segment also includes the operations of EIHI, EHC, Eastern Services and Global Alliance and certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). Prior to January, 1, 2006, the corporate/other segment also included the operating results of ELH’s general agency operations, IBSi.

The following table represents the segment results for the three months ended June 30, 2006, which reflects the results of operations of EIHI and ELH for the three months ended June 30, 2006 and the results of operations of EHC for the period from June 17, 2006 to June 30, 2006. (unaudited, in thousands):

For the Three Months Ended June 30, 2006

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$1,099	$8,321	$326	$776	$—	$10,522
Net investment income	154	1,050	56	43	(30)	1,273
Net realized investment gains (losses)	—	87	(7)	—	—	80
Other revenue	—	—	11	—	12	23

Total revenue	1,253	9,458	386	819	(18)	11,898

Expenses:
Loss and loss adjustment expenses incurred	755	5,268	242	472	(31)	6,706
Acquisition and other underwriting expenses	(15)	2,773	(4)	182	(322)	2,614
Other expenses	218	—	25	3	699	1,116
Amortization of intangibles	—	—	—	—	77	77
Policyholder dividend expense	71	—	—	—	—	71
Segregated portfolio dividend Expense	—	—	—	162	(37)	125

Total expenses	1,029	8,041	263	819	557	10,709

Income (loss) before income taxes	224	1,417	123	—	(575)	1,189
Income tax expense (benefit)	69	482	(2)	—	(112)	437

Net income (loss)	$155	$935	$125	$—	$(463)	$752

Total assets	$131,173	$107,843	$40,347	$42,767	$30,167	$352,297

The following table represents the segment results for the six months ended June 30, 2006, which reflects the results of operations of EIHI and ELH for the six months ended June 30, 2006 and the results of operations of EHC for the period from June 17, 2006 to June 30, 2006. (unaudited, in thousands):

For the Six Months Ended June 30, 2006

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$1,099	$16,980	$326	$776	$—	$19,181
Net investment income	154	1,944	56	43	75	2,272
Net realized investment gains (losses)	—	951	(7)	—	—	944
Other revenue	—	—	11	—	12	23

Total revenue	1,253	19,875	386	819	87	22,420

Expenses:
Loss and loss adjustment expenses incurred	755	10,950	242	472	(31)	12,388
Acquisition and other underwriting expenses	(15)	5,818	(4)	182	(304)	5,677
Other expenses	218	—	25	3	1,188	1,737
Amortization of intangibles	—	—	—	—	77	77
Policyholder dividend expense	71	—	—	—	—	71
Segregated portfolio dividend expense	—	—	—	162	(37)	125

Total expenses	1,029	16,768	263	819	1,196	20,075

Income (loss) before income taxes	224	3,107	123	—	(1,109)	2,345
Income tax expense (benefit)	69	1,071	(2)	—	(240)	898

Net income (loss)	$155	$2,036	$125	$—	$(869)	$1,447

Total assets	$131,173	$107,843	$40,347	$$42,767	$30,167	$352,297

The following table represents the segment results for the three months ended June 30, 2005, which reflects the results of operations of ELH (unaudited, in thousands):

For the Three Months Ended June 30, 2005

	Group Benefits Insurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$9,910	$1	$9,911
Net investment income	866	45	911
Net realized investment gains	68	—	68
Other revenue	—	286	286

Total revenue	10,844	332	11,176

Expenses:
Loss and loss adjustment expenses incurred	7,248	—	7,248
Acquisition and other underwriting expenses	3,469	(270)	3,199
Other expenses	—	942	1,126

Total expenses	10,717	856	11,573

Income (loss) before income taxes	127	(524)	(397)
Income tax expense (benefit)	43	(118)	(75)

Net income (loss)	$84	$(406)	$(322)

Total assets	$106,389	$5,485	$111,874

The following table represents the segment results for the six months ended June 30, 2005, which reflects the results of operations of ELH (unaudited, in thousands):

For the Six Months Ended June 30, 2006

	Group Benefits Insurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$19,659	$1	$19,660
Net investment income	1,747	116	1,863
Net realized investment losses	(86)	(1)	(87)
Other revenue	—	546	546

Total revenue	21,320	662	21,982

Expenses:
Loss and loss adjustment expenses incurred	14,885	5	14,890
Acquisition and other underwriting expenses	6,908	(617)	6,291
Other expenses	—	1,732	2,231

Total expenses	21,793	1,619	23,412

Loss before income taxes	(473)	(957)	(1,430)
Income tax benefit	(160)	(157)	(317)

Net loss	$(313)	$(800)	$(1,113)

Total assets	$106,389	$5,485	$111,874

9. Sale of IBSi Interest

On October 31, 2005, ELH entered into a Membership Purchase Agreement (the “Agreement”) for the sale of its interest in IBSi to IBSi’s Vice President of Sales, an IBSi Regional Sales Director, and an unaffiliated third party (collectively referred to as the “purchasers”). The sale was completed through a cash purchase of $300,000, subject to certain purchase price adjustments. Prior to the sale, all inter-company balances between ELH and IBSi were settled, and any remaining assets and liabilities of IBSi, excluding certain furniture and equipment, became the property of ELH. As a result of the sale, ELH recognized a net gain totaling $210,000. Under the terms of the Agreement, the purchasers received certain furniture and equipment owned by IBSi, totaling $5,000, and have the exclusive right to market ELH’s group benefits products in North and South Carolina and Virginia from October 31, 2005 through December 31, 2006. ELH may market its group benefits products directly to independent producers in the aforementioned states beginning on January 1, 2007; however, ELH is prohibited from marketing its products through IBSi’s top twenty producers in 2007, and in 2008, subject to IBSi meeting certain production goals. IBSi also has the right to market ELH’s products in other states in which IBSi operates, with the exception of Pennsylvania and Maryland. Subsequent to the sale, ELH markets and sells its group benefits products through direct relationship with its independent producers in Pennsylvania and Maryland. The net assets transferred from IBSi to ELH, as a result of the sale, totaled $4.7 million.

10. Shareholder Dividend Payable

In the event that the closing of the acquisition of EHC by EIHI did not occur on or before March 31, 2006, the Agreement and Plan of Reorganization by and among EHC, EIHI, and ELH provided for the declaration of a special dividend by EHC to its shareholders immediately prior to the closing of the acquisition in an amount equal to the positive change, if any, in EHC’s consolidated shareholders’ equity from February 1, 2006 to May 31, 2006. As a result of the acquisition closing on June 16, 2006, the Board of Directors of EHC declared a dividend on June 12, 2006 to shareholders of record on June 15, 2006, in the amount of $3.5 million. The dividend was paid in July 2006.

11. Commitments and Contingencies

Lease Commitments

In February 2002, Eastern Alliance entered into a 15 year, non-cancelable lease for office space in Lancaster, PA, with a related party. Eastern Alliance occupied the building on November 1, 2002, at which time lease payments of approximately $29,025 per month commenced. The monthly lease payment is fixed for a period of five years. Monthly lease payments for years 6 through 15 will be negotiated at the end of year five and will be based on current market conditions at that time.

ELH leases its office building under a multi-year sale-leaseback agreement entered into in June 2001. The term of the lease is seven years, ending on June 30, 2008. On March 20, 2006, in anticipation of its move to EHC’s office, ELH entered into a Lease Termination Agreement with the landlord of its office building to terminate the current operating lease upon ELH vacating the building and moving to its new office space. Under the terms of the Lease Termination Agreement, ELH will pay the landlord an amount equal to the present value of the remaining lease payments plus certain expenses related to the maintenance of the building on the date the lease is terminated. The amount of the termination payment is based on the date ELH terminates the lease, which is expected to be on or around October 31, 2006. The impact of the termination payment on ELH’s results of operations will be reduced by the recognition of the remaining deferred gain on the termination date. As the result of this transaction, ELH recorded a liability and related expense totaling $203,000 as of June 30, 2006. This expense is included in other expenses in the consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2006. ELH will continue to make lease payments under the terms of the current operating lease through the termination date. The monthly lease commitment is $21,000.

Legal Proceedings

EIHI is subject to legal proceedings and claims that arise in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the EIHI’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of EIHI.

Other

EIHI has issued 306,099 warrants to purchase its common stock to a related party broker. The options are exercisable at a price of $1.63 per share. The options are non-forfeitable and were fully vested at the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of EIHI and EHC and the related notes thereto included in Item 1 of this Part 1 and Item 5 of Part II, respectively. The information contained in this quarterly report is not a complete description of EIHI’s business or the risks associated with an investment in EIHI’s common stock. You should carefully review and consider the various disclosures made by us in this quarterly report and in our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission, effective April 27, 2006.

Forward-looking Statements

EIHI may from time to time make written or oral “forward-looking statements,” including statements contained in EIHI’s filings with the U.S. Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto), in its reports to shareholders and in other communications by EIHI, which are made in good faith by EIHI pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to EIHI’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond EIHI’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause EIHI’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the ability to carry out business plans, including specifically the ability to integrate the operations of EHC and ELH and cross sell their respective product lines through the distribution system of the other party;

•	the ability of EIHI to improve the results and increase the premium volume of its group benefits business;

•	the ability of EIHI to reorganize and effectively manage its group benefits distribution system after the disposition of IBSi;

•	future economic conditions in the regional and national markets in which EIHI competes that are less favorable than expected;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the states in which EIHI does business;

•	the ability to obtain licenses and enter new markets successfully and capitalize on growth opportunities either through mergers or the expansion of EIHI’s producer network;

•	financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of the EIHI’s investment portfolio or a reduction in the demand for EIHI’s products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

•	heightened competition, including specifically the intensification of price competition, increased underwriting capacity and the entry of new competitors and the development of new products by new and existing competitors;

•	the effects of mergers, acquisitions and dispositions;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	changes in the underwriting criteria that EIHI uses resulting from competitive pressures;

•	EIHI’s inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the FASB or other standard setting bodies;

•	EIHI’s inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results; and

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

EIHI cautions that the foregoing list of important factors is not exclusive. Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. EIHI does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of EIHI.

Eastern Insurance Holdings, Inc.

EIHI’s results of operations for the three and six months ended June 30, 2006 include the results of operations of ELH for the three and six months ended June 30, 2006, and the results of operations of EHC for the period from June 17, 2006 to June 30, 2006. For purposes of EIHI’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have provided an analysis of ELH’s results of operations for the three and six months ended June 30, 2006 and 2005 and an analysis of EHC’s results of operations for the period from April 1, 2006 to June 16, 2006, compared to the three months ended June 30, 2005, and the period from January 1, 2006 to June 16, 2006, compared to the six months ended June 30, 2005. EHC’s results of operations for the period from June 17, 2006 to June 30, 2006 are relatively consistent with the results of operations for the period from January 1, 2006 to June 16, 2006.

Eastern Life and Health Insurance Company

Overview

ELH produced positive operating results during the second quarter of 2006; however, the results declined from the first quarter of 2006, as net income decreased from $695,000 for the three months ended March 31, 2006 to $585,000 for the three months ended June 30, 2006. Net premiums earned continued to decline during the second quarter, reflecting the impact of the decline in new business sales and the increased lapse rate on existing business. The decrease in net premiums earned was offset by a decrease in the loss ratio and the group benefits expense ratio. The loss ratio decreased from 65.6% to 62.9% in the second quarter. The second quarter loss ratio was impacted by favorable development in the long-term disability line, whereas the first quarter loss ratio was positively impacted by favorable development in the dental and short-term disability lines of business, totaling approximately $812,000. The group benefits expense ratio decreased from 35.2% in the first quarter of 2006 to 33.3% in the second quarter of 2006, reflecting the impact of expense reductions and a severance charge taken in the first quarter. The first quarter results were also positively impacted by a gain of $716,000 recognized on the sale of a common stock security that had previously been written down to $0.

Outlook

ELH’s new business sales and policy lapse rate continue to be the primary focus of management. Sales in the second quarter improved over the first quarter and the lapse rate began to subside. The year-to-date lapse rate for the six months ended June 30, 2006 totaled 19.3%, compared to 14.1% for the same period in 2005. While the lapse rate continued to increase in the second quarter, the rate of the increase slowed. Management expects new business sales and the lapse rate to improve over the last six months of 2006; however, net premiums earned are expected to be substantially lower than 2005 as a result of the decline in sales and the lapse rate experienced over the past twelve months.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. ELH is required to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. ELH evaluates these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that is believed to be reasonable under the circumstances. There can be no assurance that actual results will conform to the estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. ELH believes the following policies are the most sensitive to estimates and judgments.

Reserve for Losses and Loss Adjustment Expenses

The reserve for unpaid losses and loss adjustment expenses includes an estimate of future amounts for reported but unpaid and incurred but not reported claims related to ELH’s dental, long-term disability, short-term disability and term life products, as well as an estimate of the costs associated with investigating, processing and paying the related claims.

ELH estimates its reserve for unpaid losses and loss adjustment expenses on a quarterly basis, based on claim data available at that time. ELH’s reserve for loss adjustment expenses is calculated as a percentage of the unpaid losses, based on historical costs to settle such claims. Estimating the reserve for unpaid losses and loss adjustment expenses is an inherently uncertain process.

ELH utilizes a number of methodologies, explained below, to estimate its reserve for unpaid losses. These methods include the lag factor development, loss ratio, and tabular reserve methods.

Lag Factor Development Method. The lag factor development method is used to estimate the reserve for insurance products that are “short-tail” by nature, in which claims related to the products are settled shortly after they are reported by the insured. This method uses historical paid claims data to estimate the reserve for claims in the course of settlement (reported claims) and incurred but not reported claims. This method involves the use of a claim model, or a loss triangle, in which paid claims data is aggregated into categories based on the dates on which the claims in question were incurred and paid. Data in the loss triangle is reviewed to evaluate historical claim payment patterns. A point estimate is then determined based on the historical claim payment patterns.

Loss Ratio Method. The loss ratio method involves the use of historical loss ratios to estimate the reserve for unpaid losses. Under the loss ratio method, the reserve is determined by multiplying the selected loss ratio, which is based on historical loss ratio trends, by the amount of net premiums earned or in-force premium at the balance sheet date, less claim payments through the balance sheet date.

Tabular Reserve Method. The tabular reserve method is used to estimate the reserve for insurance products that are longer tail by nature and for which the claim payment patterns are relatively predictable. Under the tabular reserve method, the reserve for reported but unpaid claims is estimated using industry-standard valuation tables (for long-term disability claims, ELH uses the 1987 Commissioners Group Disability Table; for term life premium waiver claims, ELH uses the 1970 Intercompany Group Life Disability Table). These tables incorporate expected death and recovery rate assumptions (based on an insured’s age and length of disability) that impact the reserve for unpaid claims.

ELH’s reserve for unpaid losses and loss adjustment expenses consisted of the following amounts as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Long-term disability tabular reserve	$29,805	$32,112
Long-term disability IBNR reserve	2,100	2,293

Total long-term disability reserves	31,905	34,405

Short-term disability reserve	1,067	1,155

Term life reported claim reserve	63	136
Term life IBNR claim reserve	761	801

Total term life claim reserves	824	937

Term life premium waiver tabular reserve	4,250	4,413
Term life premium waiver IBNR reserve	920	920

Total term life premium waiver reserves	5,170	5,333

Other	65	74
Dental claims payable	1,580	1,976
Medical claims payable	245	256

Total reserve for unpaid losses and loss adjustment expenses	40,856	44,136
Reinsurance recoverable on unpaid losses and loss adjustment expenses	(22,002)	(24,123)

Net reserve for unpaid losses and loss adjustment expenses	$18,854	$20,013

“Other Than Temporary” Investment Impairments

ELH classifies its fixed income investment portfolio as “available for sale.” Investments classified as available for sale are recorded in the consolidated balance sheet at estimated fair value, with changes in fair value included in accumulated other comprehensive income (loss), net of tax. Management regularly performs various analytical procedures with respect to its investments, including a review for investments that may be “other than temporarily” impaired on a quarterly basis. Upon identification of investments that may be impaired, management performs a detailed review of those investments meeting predefined thresholds.

The factors management considers in determining whether the cost basis of an investment should be written down to its estimated fair value, include, among others, whether:

•	a decline in value has persisted for 12 continuous months;

•	the value has been 20% or more below cost for six continuous months or more; and

•	there are significant declines in value for shorter periods of time.

In reaching the conclusion that a decline in value is other than temporary, ELH’s management considers, among other things, whether (i) the issuer is in financial distress, (ii) the investment is secured, (iii) a significant credit rating action has occurred, (iv) scheduled interest payments were delayed or missed, and (v) changes in laws or regulations have affected the issuer in particular or the issuer’s industry as a whole.

ELH includes the amount of any impairment write-down in its results of operations as a net realized investment loss in the period in which the impairment arose. There were no other than temporary impairments for the six months ended June 30, 2006 or 2005.

Benefit Plan Liabilities

ELH sponsors a defined benefit pension plan and a defined benefit postretirement life and health plan (collectively referred to as the benefit plans) for its eligible employees. The estimated liability related to the benefit plans is developed using various assumptions selected by management. Management utilizes the services of external consulting actuaries for purposes of calculating the liability. The assumptions used in estimating the liability include the discount rate, expected rate of return on underlying plan assets, expected future salary increases, and the expected healthcare cost trend. ELH’s management evaluates these assumptions on an annual basis, and adjusts them, if necessary, based on current and historical trends in interest rates, investment returns, salary levels, and healthcare costs. Management’s assumptions for the measurement of net periodic benefit cost for the six months ended June 30, 2006 and 2005 were as follows:

	Pension Plan		Postretirement Plan
	2006	2005	2006	2005
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected rate of return on assets	6.75%	6.50%	N/A	N/A
Rate of increase in compensation levels	N/A	4.50%	3.50%	4.50%

Deferred Income Taxes

ELH records deferred income taxes for the difference between the tax basis and book basis of assets and liabilities. Management evaluates the recoverability of the net deferred tax asset based on ELH’s historical trend of generating taxable income or losses, as well as expectations of future taxable income or loss. As of June 30, 2006 and December 31, 2005, ELH recorded a net deferred tax asset of $918,000 and $946,000, respectively, which includes a gross deferred tax asset related to alternative minimum tax credits totaling $265,000 and $541,000, respectively. Alternative minimum tax credits do not expire under current Internal Revenue Service rules and can be used to offset future ordinary taxable income. Management believes that ELH’s net deferred tax asset, as of June 30, 2006, is fully realizable.

Reinsurance Recoverables

ELH records amounts recoverable from reinsurers on both paid and unpaid claims. The recoverables are estimated in a manner consistent with the claim reserves associated with the reinsured policy. Reinsurance recoverables on unpaid claims are reported as assets on the consolidated balance sheet, rather than being netted against the related claim reserves because the reinsurance does not relieve ELH of its legal liability to its policyholders. Reinsurance recoverables are subject to credit risk associated with the particular reinsurer. In addition, the same uncertainties associated with estimating the reserve for unpaid claims affect the estimates for reinsurance recoverables on unpaid claims. ELH evaluates the financial condition of its reinsurers on a regular basis. As of June 30, 2006, all of ELH’s reinsurers were rated “A-” (Excellent) or better by A.M. Best.

Recent Accounting Pronouncements

SFAS 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends the accounting requirements for certain financial instruments covered by FASB Statements No. 133 and 140, including financial instruments containing embedded derivatives. SFAS 155 amends FASB Statement No. 133 by permitting fair value remeasurement of any hybrid financial instrument that contains an embedded derivative. Under current accounting guidance contained in FASB Statement No. 133, embedded derivatives must be bifurcated from their host contract and accounted for separately. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election for hybrid financial instruments may also be applied upon adoption of SFAS 155 to those hybrid financial instruments held by an entity and bifurcated under FASB Statement No. 133 prior to the adoption of SFAS 155. Any difference between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument must be recognized as a cumulative effect adjustment to beginning retained earnings. Restatement of prior periods is prohibited. EIHI currently holds convertible debt securities that require bifurcation under FASB Statement No. 133. EIHI’s management is currently evaluating the impact to its consolidated financial statements of adopting the fair value provisions of SFAS 155 as they relate to EIHI’s convertible debt securities.

SOP 05-1

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) released Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. Transactions subject to review include internal contract exchanges, contract modifications via amendment, rider or endorsement, and elections of benefits, features or rights contained within the contract. If determined that a substantial change has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. The Company will adopt SOP 05-1 on January 1, 2007. We expect that SOP 05-1 will not have a material effect on our consolidated financial position or results of operations.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We expect that FIN 48 will not have a material effect on our consolidated financial position or results of operations.

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Results of Operations

The following table represents the results of operations of ELH for the three months ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Revenue:
Net premiums earned	$8,321	$9,911
Net investment income	945	911
Net realized investment gains	87	68
Other revenue	—	286

Total revenue	9,353	11,176

Expenses:
Loss and loss adjustment expenses	5,236	7,248
Acquisition and other underwriting expenses	2,638	3,199
Other expenses	554	1,126

Total expenses	8,428	11,573

Income (loss) before income taxes	925	(397)
Income tax expense (benefit)	340	(75)

Net income (loss)	$585	$(322)

Net income increased $907,000 during the three months ended June 30, 2006, compared to the same period in 2005. The improvement in net income primarily reflects a decrease in claims incurred, a decrease in the group benefits expense ratio of 1.7%, and expense reductions recognized as a result of the sale of IBSi, offset by a decrease in net premiums earned.

Group Benefits Segment

The following table represents the results of operations relating to ELH’s group benefits segment for the three months ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Revenue:
Net premiums earned	$8,321	$9,910
Net investment income	1,050	866
Net realized investment gains	87	68

Total revenues	9,458	10,844

Expenses:
Loss and loss adjustment expenses	5,268	7,248
Acquisition and other underwriting expenses	2,773	3,469

Total expenses	8,041	10,717

Income before income taxes	1,417	127

Income tax expense	482	43

Net income	$935	$84

Net Income

Net income increased $851,000 during the three months ended June 30, 2006, compared to the same period in 2005. The improvement in net income reflects a decrease in the loss and expense ratios, offset by a decrease in net premiums earned.

Premiums

Net premiums earned, by line of business, for the three months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Dental	$4,810	$6,077
Short-term disability	1,624	1,672
Long-term disability	480	628
Term life	1,407	1,533

Total	$8,321	$9,910

Net premiums earned decreased $1.6 million during the three months ended June 30, 2006, compared to the same period in 2005. The decrease reflects the decline in new business sales and an increase in the policy lapse rate during the first six months of 2006. New business sales totaled $1.5 million for the six months ended June 30, 2006, compared to $4.6 million for same period in 2005, while the policy lapse rate increased from 14.1% in 2005, to 19.3% in 2006. While the lapse rate began to subside during the second quarter, the impact of the policy lapses in the first quarter had a significant impact on second quarter net premiums earned. The decrease in premiums is being driven by the dental line of business, which experienced a decline in new business sales from 2005 to 2006 of $2.5 million and an increase in the policy lapse rate from 17.6% in 2005 to 22.5% in 2006. The decline in sales and the increase in the policy lapse rate primarily reflects the impact of the change in ELH’s distribution system after the sale of IBSi and increased price competition in the dental line of business.

Net Investment Income

Net investment income increased $184,000 for the three months ended June 30, 2006, compared to the same period in the prior year. The increase primarily reflects an increase in ELH’s equity in income of its limited partnership investments.

Net Realized Investment Gains

Net realized investment gains remained consistent from 2005 to 2006. There were no significant realized gains or losses during the three months ended June 30, 2006 or 2005.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $2.0 million during the three months ended June 30, 2006, compared to the same period in 2005. The decrease reflects improved claim trends in the dental, long-term disability and term life lines of business and the decline in net premiums earned. The calendar period loss ratio decreased from 73.1% for the three months ended June 30, 2005, to 63.3% for the three months ended June 30, 2006. The calendar period loss ratio for the three months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Dental	67.2%	69.7%
Short-term disability	83.8%	70.5%
Long-term disability	-2.1%	77.9%
Term life	47.4%	86.2%

Weighted average all lines	63.3%	73.1%

Dental

The decrease in the dental calendar period loss ratio reflects improving claim trends in the dental line of business. The accident period loss ratio was 72.1% for the three months ended June 30, 2006, compared to 79.6% for the three months ended June 30, 2005. Premiums per certificate per month (PCPM) increased 4.8% from 2005 to 2006, while claims incurred PCPM increased only 3.4%.

Short-term Disability

The increase in the short-term disability calendar period loss ratio reflects increased claim frequency and severity from 2005 to 2006 and favorable development in the second quarter of 2005 totaling $229,000 or 13.7%. The accident period loss ratio was 82.2% for the three months ended June 30, 2006, compared to 84.2% for the three months ended June 30, 2005. Premiums PCPM increased 7.6%, while claims incurred PCPM remained consistent from 2005 to 2006.

Long-term Disability

The decrease in the long-term disability loss ratio reflects an improvement in claim severity and an increase in terminated claims. Claim severity decreased 75.3% from 2005 to 2006, primarily reflecting the impact of a large claim in excess of $300,000, on a net basis, reported in the second quarter of 2005. The negative loss ratio in 2006 reflects favorable development related to the long-term disability IBNR reserve in the second quarter.

Term Life

The decrease in the term life loss ratio reflects an improvement in both life and premium waiver claim severity and a decrease in reported claims during the period. Life and premium waiver claim severity decreased 8.5% and 49.5%, respectively, from 2005 to 2006. Reported life claims totaled 36 in 2006, compared to 40 in 2005, and reported premium waiver claims totaled 3 in 2006, compared to 20 in 2005.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses decreased $696,000 during the three months ended June 30, 2006, compared to the same period in 2005, reflecting management’s expense reduction efforts over the past 18 months. The expense ratio decreased from 35.0% in 2005 to 33.3% in 2006. The decrease in expenses also reflects the decline in net premiums earned and a reduction in sales and marketing fees as a result of the sale of IBSi.

Tax Expense

Income tax expense increased $439,000 during the three months ended June 30, 2006, compared to the same period in 2005. The effective tax rate remained consistent at 34.0% and 33.8% in 2006 and 2005, respectively. The increase in income tax expense reflects the improvement in the group benefits insurance operating results.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Results of Operations

The following table represents ELH’s results of operations for the six months ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Revenue:
Net premiums earned	$16,980	$19,660
Net investment income	1,944	1,863
Net realized investment gains (losses)	951	(87)
Other revenue	—	546

Total revenue	19,875	21,982

Expenses:
Loss and loss adjustment expenses	10,919	14,890
Acquisition and other underwriting expenses	5,702	6,291
Other expenses	1,174	2,231

Total expenses	17,795	23,412

Income (loss) before income taxes	2,080	(1,430)
Income tax expense (benefit)	801	(317)

Net income (loss)	$1,279	$(1,113)

Net income increased $2.4 million during the six months ended June 30, 2006, compared to the same period in 2005. The improvement in net income primarily reflects a decrease in loss and loss adjustment expenses totaling $4.0 million, a decrease in the group benefits expense ratio of 0.8%, and an increase in net realized investment gains totaling $1.0 million, offset by a decrease in net premiums earned of $2.7 million. In addition, the decrease in other expenses primarily reflects the sale of IBSi.

Group Benefits Segment

The following table represents the results of operations relating to ELH’s group benefits segment for the six months ended June 30, 2006 and 2005 (in thousands):

	2006	2005
Revenue:
Net premiums earned	$16,980	$19,659
Net investment income	1,944	1,747
Net realized investment gains (losses)	951	(86)

Total revenue	19,875	21,320

Expenses:
Loss and loss adjustment expenses	10,950	14,885
Acquisition and other underwriting expenses	5,818	6,908

Total expenses	16,768	21,793

Income (loss) before income taxes	3,107	(473)
Income tax expense (benefit)	1,071	(160)

Net income (loss)	$2,036	$(313)

Net Income

Net income increased $2.3 million during the six months ended June 30, 2006, compared to the same period in 2005. The improvement in net income reflects a decrease in the loss and expense ratios and an increase in net realized investment gains, offset by a decrease in net premiums earned.

Premiums

Net premiums earned, by line of business, for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Dental	$9,889	$12,070
Short-term disability	3,263	3,291
Long-term disability	989	1,243
Term life	2,839	3,055

Total	$16,980	$19,659

Net premiums earned decreased $2.7 million during the six months ended June 30, 2006, compared to the same period in 2005. New business sales totaled $1.5 million for the six months ended June 30, 2006, compared to $4.6 million for same period in 2005, while the policy lapse rate increased from 14.1% in 2005, to 19.3% in 2006. The decrease in premiums is being driven by the dental line of business, which experienced a decline in new business sales from 2005 to 2006 of $2.5 million and an increase in the policy lapse rate from 17.6% in 2005 to 22.5% in 2006. The decline in sales and the increase in the policy lapse rate primarily reflects the impact of the change in ELH’s distribution system after the sale of IBSi and increased price competition in the dental line of business.

Net Investment Income

Net investment income increased $197,000 during the six months ended June 30, 2006, compared to the same period in the prior year. The increase primarily reflects an increase in ELH’s equity income in its limited partnership investments.

Net Realized Gains (Losses)

Net realized investment gains increased $1.0 million for the six months ended June 30, 2006, compared to the same period in 2005. The increase reflects the gain of $716,000 recognized on the sale of the common stock security.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $3.9 million during the six months ended June 30, 2006, compared to the same period in 2005. The decrease reflects improved claim trends in the dental, long-term disability and term life lines of business and the decline in net premiums earned. The calendar period loss ratio decreased from 75.7% for the six months ended June 30, 2005, to 64.5% for the six months ended June 30, 2006. The calendar period loss ratios, by line of business, for the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Dental	64.9%	72.9%
Short-term disability	71.5%	73.1%
Long-term disability	59.5%	99.2%
Term life	56.2%	79.3%

Weighted average all lines	64.5%	75.7%

Dental

The decrease in the dental calendar year loss ratio reflects improving claim trends in the dental line of business and favorable development of prior year reserves totaling $522,000 or 5.3%. The accident period loss ratio was 70.2% for the six months ended June 30, 2006, compared to 77.5% for the six months ended June 30, 2005. This accident period loss ratio for the six months ended June 30, 2005, based on actual claims paid through June 30, 2006, totaled 72.6%. The decease in the accident period loss ratio from 72.6% to 70.2% reflects premium rate increases, a decrease in claim frequency and declining claim inflation. Premiums PCPM increased 4.8% from 2005 to 2006, while claims incurred PCPM decreased 0.1%.

Short-term Disability

The decrease in the short-term disability calendar period loss ratio reflects favorable development of prior year reserves totaling $341,000 or 10.4%. The accident period loss ratio was 81.9% for the six months ended June 30, 2006, compared to 80.0% for the six months ended June 30, 2005, reflecting an increase in claim frequency and severity from 2005 to 2006. Premiums PCPM increased 7.2%, while claims incurred PCPM increased 8.2% from 2005 to 2006.

Long-term Disability

The decrease in the long-term disability loss ratio reflects an improvement in claim severity and an increase in terminated claims. The estimated ultimate loss per new claim decreased 44.9% from 2005 to 2006, while terminated claims totaled 26 in 2005, compared to 42 in 2006.

Term Life

The decrease in the term life loss ratio reflects a decrease in both life and premium waiver claims, as well as a decrease in the severity of life claims. Life and premium waiver claims decreased 7.2% and 68.0%, respectively, and life claim severity decreased 2.2%.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses decreased $1.1 million for the six months ended June 30, 2006, compared to the same period in 2005. The expense ratio decreased from 35.1% in 2005 to 34.3% in 2006. The decrease in the expense ratio reflects management’s expense reduction efforts over the past 18 months. The decrease in expenses also reflects the decline in net premiums earned and a reduction in sales and marketing fees as a result of the sale of IBSi.

Tax Expense (Benefit)

Income tax expense increased $1.2 million for the six months ended June 30, 2006, compared to the same period in 2005. The effective tax rate was 34.5% in 2006, compared to 33.8% in 2005. The increase in income tax expense reflects the improvement in the group benefits insurance operating results.

Financial Position

Assets totaled $107.8 million as of June 30, 2006, compared to $111.2 million as of December 31, 2005. Cash and cash equivalents decreased $1.7 million, primarily reflecting the payment of transaction expenses and the decline in net premiums earned. The reinsurance recoverable decreased $2.3 million, reflecting the decrease in unpaid losses and loss adjustment expenses. These decreases were offset by an increase in capitalized transaction costs of $1.5 million, which will be reimbursed by EIHI.

Liabilities totaled $45.1 million as of June 30, 2006, compared to $49.1 million as of December 31, 2005. The reserve for unpaid losses and loss adjustment expenses decreased $3.3 million, reflecting a reduction in long-term disability reserves reinsured under a 100% coinsurance arrangement and the improving loss ratio in the dental line of business.

Equity totaled $62.8 million as of June 30, 2006, compared to $62.1 million as of December 31, 2005. The increase in equity reflects net income of $1.3 million, offset by the decrease in accumulated other comprehensive income of $630,000, which reflects the change in the fair market value of ELH’s investment portfolio from December 31, 2005 to June 30, 2006.

Liquidity and Capital Resources

ELH’s principal sources of cash include premiums, investment income, and proceeds from the sale and maturity of investments. Prior to the sale of IBSi, sales and marketing fees were also a source of cash. Principal uses of cash include claim payments, commissions and expenses.

ELH’s fixed income investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. As of June 30, 2006, the effective duration of ELH’s fixed income portfolio was approximately 2.04 years. Currently, claim payments and operating expenses are made from operating cash flows and income from investments. ELH does not anticipate having to sell securities in its investment portfolio to fund claims or operating expenses. In the event the sale of securities becomes necessary, ELH may incur losses on those sales, which would adversely affect its results of operations and could reduce net investment income.

ELH maintains an unsecured line of credit agreement with a commercial bank in the amount of $5.0 million. ELH has not had to borrow from the line of credit in the past and does not expect any borrowings in the foreseeable future; however, if circumstances were to change and ELH had to borrow from the line of credit to fund claims or operating expenses, ELH’s results of operations would be reduced by any related interest expense.

Cash Flows

Cash flows for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Cash flows from operating activities	$(2,417)	$(725)
Cash flows from investing activities	646	(1,789)
Cash flows from financing activities	—	—

Net decrease in cash and cash equivalents	$(1,771)	$(2,514)

Cash flows from operating activities decreased $1.7 million from 2005 to 2006. The decrease primarily reflects the payment of transaction expenses totaling approximately $2.0 million and the decline in premiums, offset by the decline in claims paid.

Cash flows from investing activities increased $2.4 million from 2005 to 2006. The increase in cash flow primarily reflects management’s decision to invest proceeds from maturing investments and investment income in money market instruments. Management is currently evaluating the fixed income portfolio to further diversify its investment portfolio and is holding current proceeds in money market funds in order to fund future investment purchases.

Off-Balance Sheet Arrangements

ELH has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 30, 2006, future effect on ELH’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Eastern Holding Company, Ltd. and Subsidiaries

Overview

On June 16, 2006, EIHI purchased all of the outstanding shares of EHC for a purchase price of $78.9 million, which consisted of EIHI issuing 3,875,407 shares of its $10.00 common stock and paying cash of $40.2 million to EHC’s shareholders. Accordingly, the management’s discussion and analysis included herein is for the results of operations for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005 and for the period from April 1, 2006 to June 30, 2006 and the three months ended June 30, 2005.

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

The shift in the property and casualty industry cycles to a hard market led to increased pricing in EHC workers’ compensation products as evidenced by compounded renewal rate increases of 13.9%, 17.6%, 14.4% and 7.8% for the years ended December 31, 2001, 2002, 2003 and 2004, respectively. These price increases had a favorable impact on EHC’s results of operations in its workers’ compensation products as reflected in EHC’s declining loss ratios. During 2005, pricing remained stable in EHC’s target market. For the period from January 1, 2006 to June 16, 2006, price competition in EHC’s target market has intensified as evidenced by renewal rate decreases of 3.9% during this period.

Although 2001 signified the beginning of the hard market, it also was the beginning of an economic downturn. The economic downturn increased unemployment, which generally has a negative impact on workers’ compensation loss results. The two components of a workers’ compensation claim are medical and indemnity. The medical component of a claim is the amount paid to treat work-related injuries, while the indemnity portion of a claim is the amount of lost time wages that are paid to an employee as a result of work absenteeism related to an injury that was sustained while operating in the scope of employment. In a favorable economy, an employer may have a better chance of offering an injured worker modified duty, relieving the workers’ compensation insurer of some or all of the indemnity exposure. If an employer is unable to take an injured employee back to work or offer modified duty positions, the indemnity portion of the workers’ compensation claim will result in an increased expense to the insurer. In 2002, EHC began experiencing adverse development in its reserves for unpaid losses and loss adjustment expenses related to prior accident years because its estimates did not fully take into account difficulties in getting injured employees back to work due to the economic downturn. EHC began a large scale return to work campaign to educate employees, producers, insureds and others regarding the benefits of a return to work program. In 2003, the claims department of EHC began recording higher base case reserves to incorporate future potential return-to-work issues, which resulted in further adverse development. EHC experienced adverse development on prior accident year’s loss and loss adjustment expense estimates that resulted in charges to EHC’s income before taxes of $4.3 million in 2003 and $3.1 million in 2002 in its workers’ compensation insurance segment. During 2004 and 2005, the economies in EHC’s workers’ compensation underwriting territories improved and unemployment rates decreased. Furthermore, in 2004 and 2005, EHC began to realize the benefits of its return-to-work controls that had been previously implemented. EHC’s results of operations for its workers compensation insurance segment included a decrease in estimated incurred losses and loss adjustment expenses, related to prior accident years of $7.4 million for the year ended December 31, 2005 and $1.2 million for the period from January 1, 2006 to June 16, 2006. The favorable development on prior accident years relates primarily to significant claim settlements during 2005 and 2006 for amounts at, or less than, previously established case and IBNR reserves. The favorable claim settlements in 2005 and 2006, compared to previously established case and IBNR reserves, relate primarily to the incorporation in 2003 of potential return-to-work issues in the base case reserves, favorable economic conditions during 2004, 2005 and into 2006, and the realization of the benefits from EHC’s large scale return-to-work campaign.

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

On a quarterly basis, EHC prepares actuarial analyses to assess the reasonableness of the recorded reserves for unpaid losses and loss adjustment expenses. These actuarial analyses incorporate various methodologies, including paid loss development, incurred loss development and a combination of other actuarial methodologies that incorporate characteristics of incurred and paid methodologies combined with a review of EHC’s exposure base. The recorded amount in each accident year is then compared to the results of these methodologies, with consideration being given to the age of the accident year. As accident years mature, the various methodologies generally produce consistent loss estimates. For more recent accident years, the methodologies produce results that are not as consistent. Accordingly, more emphasis is placed on supplementing the methodologies in more recent accident years with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claim payments and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of June 30, 2006, the related adjustments could have a material adverse effect on EHC’s financial condition, results of operations or liquidity.

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

EHC’s reserves for unpaid losses and loss adjustment expenses as of June 16, 2006 are summarized below (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Specialty Reinsurance	TOTAL
Case reserves	$16,074	$7,717	$8,023	$31,814
Case incurred development, IBNR and unallocated loss adjustment expense reserves	23,349	13,656	7,754	44,759
Amount of discount	(1,932)	(1,069)	—	(3,001)

Net reserves	37,491	20,304	15,777	73,572
Reinsurance recoverables	3,108	2,234	—	5,342

Reserves for unpaid losses and loss adjustment expenses	$40,599	$22,538	$15,777	$78,914

EHC’s reserves for unpaid losses and loss adjustment expenses as of December 31, 2005 are summarized below (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Specialty Reinsurance	TOTAL
Case reserves	$14,240	$7,985	$6,949	$29,174
Case incurred development, IBNR and unallocated loss adjustment expense reserves	22,796	12,474	7,974	43,244
Amount of discount	(1,859)	(1,025)	—	(2,884)

Net reserves	35,177	19,434	14,923	69,534

Reinsurance recoverables	3,726	2,094	—	5,820

Reserves for unpaid losses and loss adjustment expenses	$38,903	$21,528	$14,923	$75,354

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

Investments. Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005, EHC did not experience any declines in investment securities that were determined to be other-than-temporary.

Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. EHC generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equities. If an equity security has a market value below 80% of cost and remains below 80% of cost for more than three months, a review of the financial condition and prospects of the company is performed to determine if the decline in market value is other-than-temporary. A specific determination is made for any such security. Other equity securities in an unrealized loss position not meeting these quantitative thresholds are evaluated considering, among other things, the magnitude and reasons for the decline and the prospects for the fair value of the securities to recover in the near term. If the decline in market value is judged to be other-than-temporary, then the cost basis of the security is written down to realizable value and the amount of the write down is accounted for as a realized loss. Realizable value is defined as the quotedmarket price of the security.

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

Deferred policy acquisition costs. Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of June 16, 2006 and December 31, 2005, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	June 16, 2006	December 31, 2005
Workers’ compensation segment:
Deferred policy acquisition costs	$1,198	$1,304
Unearned premium reserves	$23,933	$18,910

Specialty reinsurance segment:
Deferred policy acquisition costs	$2,183	$2,334
Unearned premium reserves	$7,254	$7,530

Segregated portfolio cell segment:
Deferred policy acquisition costs	$3,453	$2,000
Unearned premium reserves	$11,738	$7,498

Deferred income taxes. The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. As of June 16, 2006 and December 31, 2005, EHC recorded net deferred tax assets of $3.2 million and $2.1 million, respectively, including deferred tax assets of $4.0 million and $2.9 million, respectively, primarily attributable to the fact that the Internal Revenue Code requires property and casualty insurance companies to discount the tax deduction for loss reserves in a manner that is different than the discounting utilized by EHC for financial reporting purposes. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that EHC could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

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

Period from April 1, 2006 to June 16, 2006 Compared to the Three Months Ended June 30, 2005

Results of Operations

The major components of consolidated revenues and net income are as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005 (in thousands):

	2006	2005
Net premiums written	$17,038	$18,848

Net premiums earned	$18,573	$20,282
Net investment income	1,263	1,072
Net realized investment gains	140	208
Other revenues	135	164

Total revenues	$20,111	$21,726

Consolidated revenues decreased to $20.1 million for the period from April 1, 2006 to June 16, 2006, compared to $21.7 million for the three months ended June 30, 2005, primarily reflecting lower net premiums earned, lower net realized gains partially offset by increased investment income. The decrease in premiums earned is due to the shortened period in 2006. Net premiums earned and investment income from June 17, 2006 to June 30, 2006 were $2.9 million and $328,000, respectively. Other revenues consist of fee-based revenue for claims administration and risk management services offered through EHC’s corporate/third party administration segment to unrelated third parties.

Components of net income (loss), by segment, are as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005 (in thousands):

	2006	2005
Workers’ compensation insurance	$2,496	$2,739
Specialty reinsurance	830	863
Segregated portfolio cell reinsurance (1)	—	—
Corporate/third-party administration	(1,994)	(555)

Net income	$1,332	$3,047

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

EHC recorded consolidated net income of $1.3 million for the period from April 1, 2006 to June 16, 2006, compared to consolidated net income of $3.0 million for the three months ended June 30, 2005. The decrease in consolidated net income is due to a decrease in net income in the workers’ compensation insurance and specialty reinsurance segments, an increase in the net loss in the corporate/third-party administration segment and the shortened period in 2006. Consolidated net income from the period from June 17, 2006 to June 30, 2006 was $550,000. The net loss in the corporate/third-party administration segment increased from $555,000 for the three months ended June 30, 2005 to $2.0 million for the period from April 1, 2006 to June 16, 2006, primarily due to transaction fees paid to EHC’s investment bankers for the successful completion of the acquisition of EHC by EIHI in the amount of approximately $750,000 and stock-based compensation in the amount of approximately $1.2 million related to vesting of stock options contemporaneous with the close of the transaction, partially offset by an improvement in the results of the segregated portfolio cells in which EHC is a dividend participant. EHC’s segregated portfolio dividend income was $292,000 for the period from April 1, 2006 to June 16, 2006 compared to $119,000 for the three months ended June 30, 2005.

Workers’ Compensation Insurance

The workers’ compensation insurance segment consists of the operating results of Eastern Alliance and Allied Eastern. Summarized financial results of the workers’ compensation insurance segment are as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005 (in thousands):

	2006	2005
Revenue:
Direct premiums written	$15,437	$17,003
Reinsurance premiums assumed	188	118
Ceded premiums written	(6,655)	(9,313)

Net premiums written	8,970	7,808

Change in unearned premiums	1,084	2,561

Net premiums earned	10,054	10,369

Net investment income	741	686
Net realized investment gains	158	211

Total revenue	$10,953	$11,266

Expenses:
Loss and loss adjustment expenses	$5,202	$6,327
Acquisition and other underwriting expenses	446	(378)
Other expenses	1,426	1,271
Policyholder dividend expense	82	49

Total expenses	$7,156	$7,269

Income before income taxes	3,797	3,997

Income tax expense	1,301	1,258

Net income	$2,496	$2,739

Net Income

Net income for the workers’ compensation insurance segment decreased to $2.5 million for the period from April 1, 2006 to June 16, 2006, compared to $2.7 million for the three months ended June 30, 2005. The decrease in net income is a result of the shortened period in 2006 and an increase from 2005 to 2006 in acquisition and other underwriting expenses, partially offset by a decrease in the accident period loss and loss adjustment expense ratio from 61.0% in 2005 to 57.7% in 2006, favorable loss and loss adjustment expense reserve development recorded in the second quarter of 2006 on prior accident years in the amount of $600,000 ($390,000 after-tax), and an increase in net investment income of 8.0%. Net income for the period from June 17, 2006 to June 30, 2006 was $361,000.

Premiums

Direct premiums written for the period from April 1, 2006 to June 16, 2006 were $15.4 million, compared to $17.0 million for the three months ended June 30, 2005. The decrease relates to the shortened period in 2006 and a decrease in alternative market premium partially offset by increased writings in traditional business in 2006, compared to 2005. Direct premiums written in traditional business were $9.9 million for the period from April 1, 2006 to June 16, 2006, compared to $9.3 million for the three months ended June 30, 2005, an increase of 6.5%. Alternative markets premiums were $5.5 million for the period from April 1, 2006 to June 16, 2006 and $7.7 million for the three months ended June 30, 2005. The decrease over the prior period was due to a decrease in audit premiums in 2006, compared to 2005 and a decrease in reinsurance premiums assumed on an alternative market program in the amount of $1.5 million partially offset by growth in other programs. Audit premiums were $96,000 and $450,000 for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005, respectively.

Net premiums written for the period from April 1, 2006 to June 16, 2006 increased by $1.2 million, to $9.0 million, compared to $7.8 million for the three months ended June 30, 2005. The increase in net premiums written of 15.4% primarily reflects improved net rates with EHC’s external reinsurers effective on May 1, 2006 and increases in traditional production, because alternative markets business is ceded 100% to the segregated portfolio cell reinsurance segment.

Losses and Loss Adjustment Expenses

The workers’ compensation ratios were as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005:

	2006	2005
Loss and loss adjustment expense ratio	51.7%	61.0%
Expense ratio	18.6%	8.6%
Policyholders’ dividend ratio	0.8%	0.5%

Combined ratio	71.1%	70.1%

The accident period loss and loss adjustment expense ratio was 57.7% in 2006, compared to 61.0% in 2005. The calendar period loss and loss adjustment expense ratio was 51.7% in 2006, compared to 61.0% in 2005. The decrease in the calendar period loss and loss adjustment expense ratio from 2005 to 2006 relates to EHC recording favorable loss and loss adjustment expense reserve development in the second quarter of 2006 on prior accident years in the amount of $600,000, a decrease in the current accident period loss development factors used to estimate EHC’s loss and loss adjustment expenses in the second quarter of 2006, compared to 2005, and the continued decrease in claim frequency. The favorable development on prior accident years and the decrease in current accident period loss development factors from 2005 to 2006 relates primarily to significant claim settlements during 2006 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of June 16, 2006. EHC utilizes loss development factors in a variety of actuarial methodologies to estimate its reserves for unpaid losses and loss adjustment expenses in the current accident period and to monitor its recorded ultimate loss and loss adjustment expenses in prior accident periods. For the period from April 1, 2006 to June 16, 2006, EHC closed 71, or 16.8%, of the 423 open lost time claims as of December 31, 2005. In the aggregate, the claims were closed at amounts lower than the provision established for claims incurred but not reported. There was no loss development recorded for the three months ended June 30, 2005. Further contributing to the decrease in the current period actuarial indications was a slight decrease in claim frequency in 2006, compared to 2005. As of June 16, 2006, there were 471 open lost time claims for all accident periods, compared to 478, as of June 30, 2005, for all accident periods. Management of EHC believes that the realization of the benefits of its return-to-work controls implemented in 2003 coupled with strong economies in its underwriting territories during 2005 and 2006 enabled it to record loss and loss adjustment expenses that were lower than the amount reserved for claim settlements. For the period from April 1, 2006 to June 16, 2006 and for the three months ended June 30, 2005, there was one claim each that exceeded EHC’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses increased from $(378,000) for the three months ended June 30, 2005, to $446,000 for the period from January 1, 2006 to June 16, 2006, primarily due to a decrease in earned fee based revenue from the alternative market segment and the fact that in 2005, a prior year accrual was reduced during the second quarter of 2005 in the amount of $695,000 related to the Security Fund of Pennsylvania. The reduction was a result of a communication that was received from the Security Fund indicating there would be no assessment in 2005 based on 2004 premium. The decrease in earned fee based revenue is primarily related to audit premiums on workers’ compensation policies ceded to the segregated portfolio cell reinsurance segment for which the workers’ compensation segment receives fees. Audit premiums on workers’ compensation policies were $96,000 and $450,000 for the period from April 1, 2006 to June 16, 2006 and for the three months ended June 30, 2005, respectively. Audit premiums and associated fees are fully earned when recorded as they relate to policy periods that have expired. Fee based revenue from the alternative markets segment is netted against underwriting expenses. Other expenses increased from $1.3 million in 2005 to $1.4 million in 2006. The increase in the expense ratio to 18.6% for the period from April 1, 2006 to June 16, 2006, from 8.6% for the three months ended June 30, 2005, reflects the aforementioned expense movements.

Policyholder Dividends

Policyholder dividends incurred increased $33,000, to $82,000, for the period from April 1, 2006 to June 16, 2006, compared to $49,000 for the three months ended June 30, 2005. Dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. In 2006, 9.9% of all policies were written on a dividend policy basis, compared to 3.0% in 2005.

Net Investment Income

Net investment income increased for the period from April 1, 2006 to June 16, 2006, by $55,000, or 8.0%, to $741,000, compared to $686,000 for 2005. The primary reason for the increase was an increase in the size of the invested asset base due to positive cash flow resulting from increased net premiums written.

Net Realized Gains

For the period from April 1, 2006 to June 16, 2006 and for the three months ended June 30, 2005, net realized gains were $158,000 and $211,000, respectively.

Tax Expense

Income tax expense was $1.3 million for the period from April 1, 2006 to June 16, 2006 and for the three months ended June 30, 2005. The effective tax rate for the period from April 1, 2006 to June 16, 2006 was 34.3%. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to tax exempt income from EHC’s municipal fixed income portfolio.

Specialty Reinsurance

The specialty reinsurance segment consists primarily of the core operating results of Eastern Re. Summarized financial results of the specialty reinsurance segment are as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005 (in thousands):

	2006	2005
Revenue:
Reinsurance premiums assumed	$3,195	$4,105

Change in unearned premiums	66	(369)

Net premiums earned	$3,261	$3,736

Net investment income	291	237
Net realized investment losses	(18)	(3)
Other revenue	105	322

Total revenue	$3,639	$4,292

Expenses:
Loss and loss adjustment expenses	$1,640	$2,150
Acquisition and other underwriting expenses	978	1,141
Other expenses	191	138

Total expenses	$2,809	$3,429

Net income	$830	$863

Net Income

Net income for the specialty reinsurance segment decreased to $830,000 for the period from April 1, 2006 to June 16, 2006, compared to $863,000 for the three months ended June 30, 2005 due to the shortened period in 2006, partially offset by an improvement in the calendar loss and loss adjustment expense ratio of 50.3% for the period from April 1, 2006 to June 16, 2006 compared to 57.5% for the three months ended June 30, 2005. Net income in the specialty reinsurance segment from June 17, 2006 to June 30, 2006 was $128,000.

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

Reinsurance premiums assumed by line of business were as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005 (in thousands):

	2006	2005
EnviroGuard	$2,360	$2,904
EIA liability	835	1,201

Total assumed premiums	$3,195	$4,105

Reinsurance premiums assumed decreased to $3.2 million for the period from April 1, 2006 to June 16, 2006, compared to $4.1 million for the three months ended June 30, 2005. A decrease in cessions in the EIA liability product, the EnviroGuard product and the shortened period in 2006 contributed to the overall decrease in production. Reinsurance premiums assumed for the period from June 17, 2006 to June 30, 2006 were $417,000.

Losses and Loss Adjustment Expenses

EHC’s specialty reinsurance ratios were as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005:

	2006	2005
Loss and loss adjustment expense ratio	50.3%	57.5%
Expense ratio	35.8%	34.2%

Combined ratio	86.1%	91.7%

The calendar period loss and loss adjustment expense ratio decreased to 50.3% for the period from April 1, 2006 to June 16, 2006, compared to 57.5% for the three months ended June 30, 2005, primarily due to the unfavorable development in 2005 of a single prior accident period claim in the amount of $644,000 partially offset by an increase in the accident period loss and loss adjustment expense ratio in the EnviroGuard product due to an increase in reported claims from the ceding company. The accident period loss and loss adjustment expense ratio for the EnviroGuard product was 45.0% and 44.0% for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005, respectively.

Acquisition and Other Underwriting Expenses

As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the period from April 1, 2006 to June 16, 2006 and three months ended June 30, 2005, the ceding commission paid to the primary insurer was 30.0%. Other expenses of $191,000 and $138,000 were incurred for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005, respectively. Other expenses consist primarily of accounting, banking, management services and legal fees.

Net Investment Income

Net investment income was $291,000 for the period from April 1, 2006 to June 16, 2006, compared to $237,000 for the three months ended June 30, 2005. The increase in investment income is due primarily to increases in assumed premium which produced favorable cash flow from operations, which increased total invested assets.

Segregated Portfolio Cell Reinsurance

Summarized financial results of the segregated portfolio cell reinsurance segment are as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005 (in thousands):

	2006	2005
Revenue:
Reinsurance premiums assumed	$5,548	$7,722
Ceded premiums written	(675)	(787)

Net premiums written	4,873	6,935

Change in unearned premiums	385	(758)

Net premiums earned	5,258	6,177

Net investment income	213	102

Total revenue	$5,471	$6,279

Expenses:
Loss and loss adjustment expenses	$2,664	$4,038
Acquisition and other underwriting expenses	1,653	1,908
Other expenses	57	159
Segregated portfolio dividend expense (1)	1,097	174

Total expenses	$5,471	$6,279

Net income (1)	$0	$0

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

Premiums

Reinsurance premiums assumed for the period from April 1, 2006 to June 16, 2006 decreased by $2.2 million, to $5.5 million, compared to $7.7 million for the three months ended June 30, 2005. The decrease over the prior period was due to a decrease in audit premiums in 2006, compared to 2005, a decrease in reinsurance premiums assumed on a program in the amount of $1.5 million and the shortened period in 2006 partially offset by growth in other programs. Audit premiums were $96,000 and $450,000 for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005, respectively. Reinsurance premiums assumed for the period from June 17, 2006 to June 30, 2006 were $252,000.

Net premiums written for the period from April 1, 2006 to June 16, 2006 decreased by $2.0 million, to $4.9 million, compared to $6.9 million for the three months ended June 30, 2005. The decrease in net premiums written was commensurate with the decrease in reinsurance premiums assumed.

Losses and Loss Adjustment Expenses

EHC’s segregated portfolio cell ratios were as follows for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005:

	2006	2005
Loss and loss adjustment expense ratio	50.7%	65.4%
Expense ratio	32.5%	33.5%

Combined ratio	83.2%	98.9%

The calendar and accident period loss and loss adjustment expense ratio was 50.7% in 2006, compared to 65.4% in 2005. The loss ratio decreased from 2005 to 2006, primarily due to a decrease in the current accident period actuarial indications for the period from April 1, 2006 to June 16, 2006, compared to the three months ended June 30, 2005, for reasons similar to those discussed in the workers’ compensation insurance segment.

Acquisition and Other Underwriting Expenses

Underwriting expenses decreased from $1.9 million in 2005 to $1.7 million in 2006. Underwriting expenses consist of the ceding commissions due under the reinsurance agreements with Eastern Alliance and/or Allied Eastern. Other expenses consist primarily of accounting, banking and legal fees. The expense ratios of 32.5% and 33.5% for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005, respectively, are consistent with the contractual ceding commissions for those periods.

Segregated Portfolio Dividend Expense

Segregated portfolio dividend expense was $1.1 million and $174,000 for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005, respectively. The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

Corporate/Third-Party Administration

The corporate/third party administration segment includes the accounts of EHC, Eastern Services, Global Alliance, Employers Alliance and certain elimination entries required to reconcile the segment data to the consolidated statements of operations. In addition to claims administration and risk management services to the Eastern Alliance Insurance Group, the corporate/third-party administration segment participates in third-party contracts. Business generated by the workers’ compensation insurance and segregated portfolio cell reinsurance segments accounted for approximately 78.9% and 79.1%, respectively, of its total revenue for the period from April 1, 2006 to June 16, 2006 and the three months ended June 30, 2005. The remaining third party administration business is included in “other revenue” in the consolidated statement of operations included herein.

Period from January 1, 2006 to June 16, 2006 Compared to the Six Months Ended June 30, 2005

Results of Operations

The major components of consolidated revenues and net income are as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005 (in thousands):

	2006	2005
Net premiums written	$51,512	$50,762

Net premiums earned	$40,731	$40,471
Net investment income	2,702	2,035
Net realized investment gains	370	208
Other revenues	268	312

Total revenues	$44,071	$43,026

Consolidated revenues increased to $44.1 million for the period from January 1, 2006 to June 16, 2006, compared to $43.0 million for the six months ended June 30, 2005, primarily reflecting higher net premiums earned, increased investment income and an increase in net realized gains partially offset by the shortened period in 2006. Net premiums earned and investment income from June 17, 2006 to June 30, 2006 were $2.9 million and $328,000, respectively. Other revenues consist of fee-based revenue for claims administration and risk management services offered through EHC’s corporate/third party administration segment to unrelated third parties.

Components of net income (loss), by segment, are as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005 (in thousands):

	2006	2005
Workers’ compensation insurance	$4,617	$3,926
Specialty reinsurance	2,030	1,853
Segregated portfolio cell reinsurance (1)	—	—
Corporate/third-party administration	(2,098)	(913)

Net income	$4,549	$4,866

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

EHC recorded consolidated net income of $4.5 million for the period from January 1, 2006 to June 16, 2006, compared to consolidated net income of $4.9 million for the six months ended June 30, 2005. The decrease in consolidated net income is due to an increase in net income in the workers’ compensation insurance and specialty reinsurance segments more than offset by an increase in the net loss in the corporate/third-party administration segment and the shortened period in 2006. Consolidated net income for the period from June 17, 2006 to June 30, 2006 was $550,000. The net loss in the corporate/third-party administration segment increased from $913,000 for the six months ended June 30, 2005 to $2.1 million for the period from January 1, 2006 to June 16, 2006, primarily due to transaction fees paid to EHC’s investment bankers for the successful completion of the acquisition of EHC by EIHI in the amount of approximately $750,000 and stock-based compensation in the amount of approximately $1.2 million related to vesting of stock options contemporaneous with the close of the transaction, partially offset by an improvement in the results of the segregated portfolio cells in which EHC is a dividend participant. EHC’s segregated portfolio dividend income was $536,000 for the period from January 1, 2006 to June 16, 2006 compared to $197,000 for the six months ended June 30, 2005.

Workers’ Compensation Insurance

The workers’ compensation insurance segment consists of the operating results of Eastern Alliance and Allied Eastern. Summarized financial results of the workers’ compensation insurance segment are as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005 (in thousands):

	2006	2005
Revenue:
Direct premiums written	$46,910	$46,934
Reinsurance premiums assumed	466	244
Ceded premiums written	(20,182)	(22,803)

Net premiums written	27,194	24,375

Change in unearned premiums	(5,676)	(3,684)

Net premiums earned	21,518	20,691

Net investment income	1,628	1,326
Net realized investment gains	385	211

Total revenue	$23,531	$22,228

Expenses:
Loss and loss adjustment expenses	$12,283	$13,656
Acquisition and other underwriting expenses	1,272	115
Other expenses	2,924	2,666
Policyholder dividend expense	167	91

Total expenses	$16,646	$16,528

Income before income taxes	6,885	5,700

Income tax expense	2,268	1,774

Net income	$4,617	$3,926

Net Income

Net income for the workers’ compensation insurance segment increased to $4.6 million for the period from January 1, 2006 to June 16, 2006, compared to $3.9 million for the six months ended June 30, 2005. The increase in net income is a result of a decrease in the accident period loss and loss adjustment expense ratio from 66.0% in 2005 to 62.0% in 2006, favorable loss and loss adjustment expense reserve development recorded in 2006 on prior accident years in the amount of $1.2 million ($780,000 after-tax), and an increase in net investment income of 22.8%, partially offset by the shortened period in 2006. Net income for the period from June 17, 2006 to June 30, 2006 was $361,000.

Premiums

Direct premiums written for the period from January 1, 2006 to June 16, 2006 and for the six months ended June 30, 2005 were $46.9 million. Increases in traditional business in 2006, compared to 2005 were offset by decreases in alternative market production and the impact of the shortened period due to the acquisition of EHC by EIHI on June 16, 2006. Direct premiums written were $2.0 million for the period from June 17, 2006 to June 30, 2006. Direct premiums written in traditional business were $29.0 million for the period from January 1, 2006 to June 16, 2006, compared to $27.0 million for the six months ended June 30, 2005, an increase of 7.4%. The increase in traditional business direct premiums written during 2006 relates primarily to new business of $8.9 million for the period from January 1, 2006 to June 16, 2006, compared to $8.4 million for the six months ended June 30, 2005 and premium renewal retention of 86.0% in 2006 versus 83.6% in 2005. Direct written premium in alternative markets business were $17.8 million and $19.9 million for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005, respectively.

Net premiums written for the period from January 1, 2006 to June 16, 2006 increased by $2.8 million, to $27.2 million, compared to $24.4 million for the six months ended June 30, 2005. The increase in net premiums written of 11.6% primarily reflects more favorable net rates with EHC’s external reinsurers and increases in traditional production, because alternative markets business is ceded 100% to the segregated portfolio cell reinsurance segment.

Losses and Loss Adjustment Expenses

The workers’ compensation ratios were as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005:

	2006	2005
Loss and loss adjustment expense ratio	57.1%	66.0%
Expense ratio	19.5%	13.4%
Policyholders’ dividend ratio	0.8%	0.4%

Combined ratio	77.4%	79.8%

The accident period loss and loss adjustment expense ratio was 62.0% in 2006, compared to 66.0% in 2005. The calendar period loss and loss adjustment expense ratio was 57.1% in 2006, compared to 66.0% in 2005. The decrease in the calendar period loss and loss adjustment expense ratio from 2005 to 2006 relates to EHC recording favorable loss and loss adjustment expense reserve development in 2006 on prior accident years in the amount of $1.2 million and a decrease in the current accident period loss development factors used to estimate EHC’s loss and loss adjustment expenses in 2006, compared to 2005, a decrease in severity related claims in the period from January 1, 2006 to June 16, 2006, compared to the six months ended June 30, 2005, and the continued decrease in claim frequency. The favorable development on prior accident years and the decrease in current accident period loss development factors from 2005 to 2006 relates primarily to significant claim settlements during 2006 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of June 16, 2006. EHC utilizes loss development factors in a variety of actuarial methodologies to estimate its reserves for unpaid losses and loss adjustment expenses in the current accident period and to monitor its recorded ultimate loss and loss adjustment expenses in prior accident periods. For the period from January 1, 2006 to June 16, 2006, EHC closed 161, or 38.1%, of the 423 open lost time claims as of December 31, 2005. In the aggregate, the claims were closed at amounts lower than the provision established for claims incurred but not reported. There was no loss development recorded for the six months ended June 30, 2005. Further contributing to the decrease in the current period actuarial indications was a slight decrease in claim frequency in 2006, compared to 2005. As of June 16, 2006, there were 471 open lost time claims for all accident periods, compared to 478, as of June 30, 2005, for all accident periods. Management of EHC believes that the realization of the benefits of its return-to-work controls implemented in 2003 coupled with strong economies in its underwriting territories during 2005 and 2006 enabled it to record loss and loss adjustment expenses that were lower than the amount reserved for claim settlements. For the period from January 1, 2006 to June 16, 2006, there was one claim that exceeded EHC’s $500,000 reinsurance retention, compared to two such claims in 2005 that produced a net combined retention of $900,000.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses increased from $115,000 for the six months ended June 30, 2005, to $1.3 million for the period from January 1, 2006 to June 16, 2006, primarily due to a decrease in earned fee based revenue from the alternative market segment and the fact that in 2005, a prior year accrual was reduced in the amount of $695,000 related to the Security Fund of Pennsylvania. The reduction was a result of a communication that was received from the Security Fund indicating there would be no assessment in 2005 on 2004 premium. The decrease in earned fee based revenue is primarily related to audit premiums on workers’ compensation policies ceded to the segregated portfolio cell reinsurance segment for which the workers’ compensation segment receives fees. Audit premiums on workers’ compensation policies were $325,000 and $1.3 million for the period from January 1, 2006 to June 16, 2006 and for the six months ended June 30, 2005, respectively. Audit premiums and associated fees are fully earned when recorded as they relate to policy periods that have expired. Fee based revenue from the alternative markets segment is netted against underwriting expenses. Other expenses increased from $2.7 million in 2005 to $2.9 million in 2006. The increase in the expense ratio to 19.5% for the period from January 1, 2006 to June 16, 2006, from 13.4% for the six months ended June 30, 2005, reflects these expense movements, including the reduction in the Security Fund of Pennsylvania accrual, and an increased earned premium base of 4.0%.

Policyholder Dividends

Policyholder dividends incurred increased $76,000, to $167,000, for the period from January 1, 2006 to June 16, 2006, compared to $91,000 for the six months ended June 30, 2005. Dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. In 2006, 9.9% of all policies were written on a dividend policy basis, compared to 3.0% in 2005.

Net Investment Income

Net investment income increased for the period from January 1, 2006 to June 16, 2006, by $302,000, or 22.8%, to $1.6 million, compared to $1.3 million for 2005. The primary reason for the increase was an increase in the size of the invested asset base due to positive cash flow resulting from increased net premiums written.

Net Realized Gains

For the period from January 1, 2006 to June 16, 2006 and for the six months ended June 30, 2005, net realized gains were $385,000 and $211,000, respectively. The increase in net realized gains were driven by the more favorable equity environment in 2006 and EHC’s ability to sell certain equity securities that were in an unrealized gain position.

Tax Expense

The increase in income tax expense, from $1.8 million for the six months ended June 30, 2005, to $2.3 million for the period from January 1, 2006 to June 16, 2006, was primarily due to the increase in pre-tax income. The effective tax rate for the period from January 1, 2006 to June 16, 2006 was 32.9%. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to tax exempt income from EHC’s municipal fixed income portfolio.

Specialty Reinsurance

The specialty reinsurance segment consists primarily of the core operating results of Eastern Re. Summarized financial results of the specialty reinsurance segment are as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005 (in thousands):

	2006	2005
Revenue:
Reinsurance premiums assumed	$7,877	$8,036

Change in unearned premiums	88	(771)

Net premiums earned	$7,965	$7,265

Net investment income	600	422
Net realized investment losses	(15)	(3)
Other revenue	439	584

Total revenue	$8,989	$8,268

Expenses:
Loss and loss adjustment expenses	$4,171	$3,909
Acquisition and other underwriting expenses	2,474	2,246
Other expenses	314	260

Total expenses	$6,959	$6,415

Net income	$2,030	$1,853

Net Income

Net income for the specialty reinsurance segment increased to $2.0 million for the period from January 1, 2006 to June 16, 2006, compared to $1.9 million for the six months ended June 30, 2005 due to increases in earned premiums of 9.6% and increases in net investment income of $178,000, or 42.2%, partially offset by the shortened period in 2006. Net income for the period from June 17, 2006 to June 30, 2006 was $128,000.

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

Reinsurance premiums assumed by line of business were as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005 (in thousands):

	2006	2005
EnviroGuard	$4,868	$5,581
EIA liability	3,009	2,455

Total assumed premiums	$7,877	$8,036

Reinsurance premiums assumed decreased to $7.9 million for the period from January 1, 2006 to June 16, 2006, compared to $8.0 million for the six months ended June 30, 2005. An increase in cessions in the EIA liability product offset by a decrease in cessions in the EnviroGuard product and the shortened period in 2006 contributed to the overall decrease in production. Reinsurance premiums assumed for the period from June 17, 2006 to June 30, 2006 were $417,000.

Losses and Loss Adjustment Expenses

EHC’s specialty reinsurance ratios were as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005:

	2006	2005
Loss and loss adjustment expense ratio	52.3%	53.8%
Expense ratio	35.0%	34.5%

Combined ratio	87.3%	88.3%

The calendar period loss and loss adjustment expense ratio decreased to 52.3% for the period from January 1, 2006 to June 16, 2006, compared to 53.8% for the six months ended June 30, 2005, primarily due to the unfavorable development in 2005 of a single prior accident period claim in the amount of $644,000, partially offset by an increase in the 2006 accident period loss and loss adjustment expense ratio in the EnviroGuard product due to an increase in reported claims from the ceding company. The accident period loss and loss adjustment expense ratio for the EnviroGuard product was 45.0% and 44.0% for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005, respectively. Further offsetting the decrease in the calendar period loss and loss adjustment expense ratio is the fact that the EIA liability product represented 36.8% and 30.8% of the net premiums earned for the period from January 1, 2006 to June 16, 2006 and for the six months ended June 30, 2005, respectively. The net accident period loss ratio for the EIA product was 65.0% in 2006 and 2005.

Acquisition and Other Underwriting Expenses

As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the period from January 1, 2006 to June 16, 2006 and six months ended June 30, 2005, the ceding commission paid to the primary insurer was 30.0%. Other expenses of $314,000 and $260,000 were incurred for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005, respectively. Other expenses consist primarily of accounting, banking, management services and legal fees.

Net Investment Income

Net investment income was $600,000 for the period from January 1, 2006 to June 16, 2006, compared to $422,000 for the six month ended June 30, 2005. The increase in investment income is due primarily to increases in assumed premium which produced favorable cash flow from operations, which increased total invested assets.

Segregated Portfolio Cell Reinsurance

Summarized financial results of the segregated portfolio cell reinsurance segment are as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005 (in thousands):

	2006	2005
Revenue:
Reinsurance premiums assumed	$17,873	$19,926
Ceded premiums written	(1,432)	(1,575)

Net premiums written	16,441	18,351

Change in unearned premiums	(5,193)	(5,836)

Net premiums earned	11,248	12,515

Net investment income	413	176

Total revenue	$11,661	$12,691

Expenses:
Loss and loss adjustment expenses	$6,187	$8,133
Acquisition and other underwriting expenses	3,564	3,994
Other expenses	103	234
Segregated portfolio dividend expense (1)	1,807	330

Total expenses	$11,661	$12,691

Net income (1)	$0	$0

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

Premiums

Reinsurance premiums assumed for the period from January 1, 2006 to June 16, 2006 decreased by $2.0 million, to $17.8 million, compared to $19.9 million for the six months ended June 30, 2005. The decrease over the prior period was due to a decrease in audit premiums in 2006, compared to 2005, a decrease in reinsurance premiums assumed on a segregated portfolio cell program in the amount of $1.5 million and the shortened period due to the acquisition of EHC by EIHI on June 16, 2006, partially offset by growth in other programs. Audit premiums were $325,000 and $1.3 million for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005, respectively. Reinsurance premiums assumed for the period from June 17, 2006 to June 30, 2006 were $252,000.

Net premiums written for the period from January 1, 2006 to June 16, 2006 decreased by $2.0 million, to $16.4 million, compared to $18.4 million for the six months ended June 30, 2005. The decrease in net premiums written was commensurate with the decrease in reinsurance premiums assumed.

Losses and Loss Adjustment Expenses

EHC’s segregated portfolio cell ratios were as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005:

	2006	2005
Loss and loss adjustment expense ratio	55.0%	65.0%
Expense ratio	32.6%	33.8%

Combined ratio	87.6%	98.8%

The calendar and accident period loss and loss adjustment expense ratio was 55.0% in 2006, compared to 65.0% in 2005. The loss ratio decreased from 2005 to 2006, primarily due to a decrease in the current accident period actuarial indications for the period from January 1, 2006 to June 16, 2006, compared to the six months ended June 30, 2005, for reasons similar to those discussed in the workers’ compensation insurance segment.

Acquisition and Other Underwriting Expenses

Underwriting expenses decreased from $4.0 million in 2005 to $3.6 million in 2006. Underwriting expenses consist of the ceding commissions due under the reinsurance agreements with Eastern Alliance and/or Allied Eastern. Other expenses consist primarily of accounting, banking and legal fees. The expense ratios of 32.6% and 33.8% for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005, respectively, are consistent with the contractual ceding commissions for those periods.

Segregated Portfolio Dividend Expense

Segregated portfolio dividend expense was $1.8 million and $330,000 for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005, respectively. The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

Corporate/Third-Party Administration

The corporate/third party administration segment includes the accounts of EHC, Eastern Services, Global Alliance, Employers Alliance and certain elimination entries required to reconcile the segment data to the consolidated statements of operations. In addition to claims administration and risk management services to the Eastern Alliance Insurance Group, the corporate/third-party administration segment participates in third-party contracts. Business generated by the workers’ compensation insurance and segregated portfolio cell reinsurance segments accounted for approximately 80.4% and 80.0%, respectively, of its total revenue for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005. The remaining third party administration business is included in “other revenue” in the consolidated statement of operations included herein.

Financial Position

As of June 16, 2006, total assets were $216.4 million, compared to $190.2 million as of December 31, 2005. The $26.2 million increase was primarily due to the increase in the cash and invested asset base of $13.6 million and an increase in premiums receivable of $8.6 million. The increase in premiums receivable from December 31, 2005 to June 16, 2006 is primarily related to the cyclical nature of EHC’s premium writings and the fact that a significant percentage of EHC’s production is recorded in the first half of its fiscal year.

As of June 16, 2006, total liabilities were $152.2 million, compared with $133.5 million as of December 31, 2005. The $18.7 million increase was primarily due to the growth in unearned premiums. The unearned premium reserves were $42.9 million as of June 16, 2006, compared with $33.9 million as of December 31, 2005. The increase in unearned premium reserves from December 31, 2005 to June 16, 2006 is primarily related to the cyclical nature of EHC’s premium writings and the fact that a significant percentage of EHC’s production is recorded in the first half of the year.

Total shareholders’ equity increased to $64.2 million as of June 16, 2006, from $56.7 million as of December 31, 2005, an increase of $7.5 million, or 13.2%. The increase in shareholders’ equity primarily reflects comprehensive income of $3.0 million for the period from January 1, 2006 to June 16, 2006 and an increase in additional paid in capital related to the exercise of EHC stock options in the amount of $8.0 million, offset by an EHC shareholder dividend declaration of $3.5 million.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. EHC’s principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. EHC’s primary use of funds is to pay claims and operating expenses and to purchase investments.

EHC’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. EHC’s investment portfolio, as of June 16, 2006, had an effective duration of 3.6 years with individual maturities extending in excess of 15 years. Currently, claim payments are made from positive cash flows from operations, but EHC also invests excess cash in securities with appropriate maturity dates matched against anticipated future claim payments. As these securities mature, EHC intends to invest any excess funds with appropriate durations to match expected future claim payments.

EHC also has lines of credit available to provide additional liquidity, if needed. Eastern Holding Company has a $2.3 million line of credit, Employers Alliance has a $50,000 line of credit and Eastern Re has a $20.0 million letter of credit facility if needed to secure obligations to reinsurers.

EHC’s ability to manage liquidity results, in part, from the purchase of reinsurance to protect EHC against severe claims and catastrophic events. Effective May 1, 2005, the reinsurance program provides EHC with 100% reinsurance protection for each loss occurrence in excess of $500,000, up to $40.0 million. Given industry trends, EHC believes it is sufficiently capitalized to retain the first $500,000 of each loss occurrence.

EHC’s domestic insurance subsidiaries’ ability to pay dividends to EHC is limited by the insurance laws and regulations of Pennsylvania. The maximum dividend that the domestic insurance entities may pay without prior approval from the Department is limited to the greater of 10% of statutory surplus or 100%

of statutory net income for the most recently filed annual statement. The maximum amount of dividend that may be paid by EHC’s domestic insurance subsidiaries in 2006 without regulatory approval is $13.0 million. Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to EHC.

Cash Flows

EHC’s primary sources of cash flows are net premiums written, investment income, and proceeds from the sale or maturity of investments. EHC’s reconciliation of net income to cash provided from operations is generally influenced by the collection of premiums in advance of paid losses. The major components of cash flow are as follows for the period from January 1, 2006 to June 16, 2006 and the six months ended June 30, 2005 (in thousands):

	2006	2005
Cash flows provided by operating activities	$8,664	$15,431
Cash flows used in investing activities	(7,878)	(23,645)
Cash flows provided by (used in) financing activities	6,811	(365)

Net increase (decrease) in cash and cash equivalents	$7,597	$(8,579)

Net cash provided by operating activities was $8.7 million for the period from January 1, 2006 to June 16, 2006, a 43.8% decrease from $15.4 million from 2005. The decrease in net cash provided by operations in 2006 resulted from significant claim settlements and transaction expenses for the period from January 1, 2006 to June 16, 2006.

Net cash used in investing activities was $7.9 million for the period from January 1, 2006 to June 16, 2006, compared to $23.6 million in 2005.

Cash flow used in financing activities in 2006 related to the exercise of the stock options and in 2005 to the repayment of a bank line of credit in the amount of $365,000.

Off-Balance Sheet Arrangements

EHC has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 16, 2006, future effect on EHC’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

EIHI is subject to market risk with respect to its fixed income investment portfolios. The most significant components of market risk affecting EIHI are credit risk and interest rate risk. EIHI is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of EIHI’s invested assets are invested in equity securities (approximately 3.4% as of June 30, 2006), EIHI does not believe that its exposure to equity risk is significant.

There have been no material changes in EIHI’s (including EHC’s investment portfolio) market risk since December 31, 2005. Additional disclosures related to EIHI’s market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in ELH and EHC’s Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in EIHI’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission, effective April 27, 2006.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the EIHI’s Registration Statement on Form S-1, SEC File No. 333-128913.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

The financial statements included in this Item 5 represent the consolidated financial statements of Eastern Holding Company, Ltd. and Subsidiaries as of June 16, 2006 (the date of acquisition by EIHI) and for the periods from April 1, 2006 to June 16, 2006, and the three months ended June 30, 2005, and January 16, 2006 to June 16, 2006, and the six months ended June 30, 2005.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	June 16, 2006	December 31, 2005
Assets:
Investments:
Fixed income securities, at estimated fair value (amortized cost, $130,873; $124,463)	$127,946	$123,228
Equity securities, at estimated fair value (cost, $6,500; $6,612)	6,928	7,174
Equity call options, at estimated fair value (cost, $465)	444	—
Other invested assets	2,312	1,220

Total investments	137,630	131,622

Cash and cash equivalents	24,621	17,024
Accrued investment income	1,405	1,254
Premiums receivable	28,391	19,746
Deferred acquisition costs	6,834	5,638
Reinsurance recoverable on losses and loss adjustment expenses	7,253	7,890
Prepaid reinsurance	1,343	828
Deferred income taxes	3,245	2,115
Goodwill	779	779
Other assets	4,903	3,350

Total assets	$216,404	$190,246

Liabilities:
Reserves for unpaid losses and loss adjustment expenses	$78,914	$75,354
Unearned premium reserves	42,925	33,938
Accounts payable and accrued expenses	11,992	10,146
Dividends payable	5,040	2,995
Shareholder dividend payable	3,522	—
Loans payable	1,750	1,750
Federal income taxes payable	22	952
Junior subordinated debentures	8,007	8,007
Other liabilities	27	360

Total liabilities	152,199	133,502

Shareholders’ Equity:
Series A pref. stock, par value $.01; auth. shares – 3,250; Issued and outstanding – 2,868	—	—
Series B pref. stock par value $.01; auth. shares – 4,750; Issued and outstanding – 3,902	—	—
Common capital stock, par value $.01; auth. shares – 18,000; Issued and outstanding – 4,410	—	—
Additional paid-in capital	36,512	28,491
Retained earnings	30,259	29,232
Accumulated other comprehensive loss, net of tax	(2,566)	(979)

Total shareholders’ equity	64,205	56,744

Total liabilities and shareholders’ equity	$216,404	$190,246

See accompanying notes to unaudited consolidated financial statements.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except share data)

	For the Period from April 1, 2006 to June 16, 2006 and the Three Months Ended June 30, 2005		For the Period from January 1, 2006 to June 16, 2006 and the Six Months Ended June 30, 2005
	2006	2005	2006	2005
Revenue:
Net premiums written	$17,038	$18,848	$51,512	$50,762
Change in net unearned premium	1,535	1,434	(10,781)	(10,291)

Net premiums earned	18,573	20,282	40,731	40,471

Net investment income	1,263	1,072	2,702	2,035
Net realized investment gains	140	208	370	208
Other revenue	135	164	268	312

Total revenue	20,111	21,726	44,071	43,026

Expenses:
Losses and loss adjustment expenses incurred	9,506	12,515	22,641	25,698
Acquisition and other underwriting expenses	2,649	1,690	5,765	4,860
Policyholder dividends	82	49	167	91
Segregated portfolio dividend expense	805	55	1,308	133
Operating expenses	4,467	3,123	7,424	5,611

Total expenses	17,509	17,432	37,305	36,393

Income before income taxes	2,602	4,294	6,766	6,633
Income tax expense	1,270	1,247	2,217	1,767

Net income	1,332	3,047	4,549	4,866

Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during period, net of taxes	(588)	1,006	(1,348)	94
Less: Reclassification adjustment for gains included in net income, net of tax of $36, $59, $115 and $63	87	149	239	145

Other comprehensive (loss) income	(675)	857	(1,587)	(51)

Comprehensive income	$657	$3,904	$2,962	$4,815

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from January 1, 2006 to June 16, 2006 and

For the Six Months Ended June 30, 2005

(Unaudited, in thousands)

	Series A Preferred Stock	Series B Preferred Stock	Common Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, January 1, 2005	$—	$—	$—	$28,468	$13,219	$1	$41,688
Net income					4,866		4,866
Other comprehensive loss, net of tax						(51)	(51)

Balance, June 30, 2005	$—	$—	$—	$28,468	$18,085	$(50)	$46,503

Balance, January 1, 2006	$—	$—	$—	$28,491	$29,232	$(979)	$56,744
Net income					4,549		4,549
Exercise of stock options				8,021			8,021
Shareholder dividend declaration (Note 5)					(3,522)		(3,522)
Other comprehensive loss, net of tax						(1,587)	(1,587)

Balance, June 16, 2006	$—	$—	$—	$36,512	$30,259	$(2,566)	$64,205

See accompanying notes to unaudited consolidated financial statements.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from April 1, 2006 to June 16, 2006 and

For the Three Months Ended June 30, 2005

(Unaudited, in thousands)

	Series A Preferred Stock	Series B Preferred Stock	Common Capital Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total
Balance, April 1, 2005	$—	$—	$—	$28,468	$15,038	$(907)	$42,599
Net income					3,047		3,047
Other comprehensive income, net of tax						857	857

Balance, June 30, 2005	$—	$—	$—	$28,468	$18,085	$(50)	$46,503

Balance, April 1, 2006	$—	$—	$—	$28,526	$32,449	$(1,891)	$59,084
Net income					1,332		1,332
Exercise of stock options				7,986			7,986
Shareholder dividend declaration (Note 5)					(3,522)		(3,522)
Other comprehensive loss, net of tax						(675)	(675)

Balance, June 16, 2006	$—	$—	$—	$36,512	$30,259	$(2,566)	$64,205

See accompanying notes to unaudited consolidated financial statements.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period from January 1, 2006 to June 16, 2006 and

For the Six Months Ended June 30, 2005

(Unaudited, in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$4,549	$4,866
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gains on investments	(370)	(220)
Equity in losses (income) of limited partnerships	26	(10)
Benefit for deferred income taxes	(504)	(411)
Share-based compensation	1,210	—
Changes in operating assets and liabilities:
Premiums receivable	(8,644)	(8,569)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	637	(2,539)
Deferred acquisition costs	(1,196)	(2,246)
Prepaid reinsurance	(515)	—
Accrued investment income	(151)	(142)
Reserves for unpaid losses and loss adjustment expenses	3,560	10,815
Accounts payable and accrued expenses	1,846	2,623
Unearned premium reserves	8,987	10,291
Dividends payable	2,045	134
Federal income taxes receivable / payable	(930)	—
Other assets	(1,551)	510
Other liabilities	(335)	329

Net cash provided by operating activities	8,664	15,431

Cash flows from investing activities:
Proceeds from sale or maturity of fixed income securities	31,160	10,852
Proceeds from sale of equity securities	4,394	—
Purchase of fixed income securities	(38,012)	(32,723)
Purchase of equity securities	(5,420)	(1,774)

Net cash used in investing activities	(7,878)	(23,645)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,811	—
Repayment of loans payable	—	(365)

Net cash provided by (used in) financing activities	6,811	(365)

Net increase (decrease) in cash and cash equivalents	7,597	(8,579)
Cash and cash equivalents, beginning of period	17,024	35,111

Cash and cash equivalents, end of period	$24,621	$26,532

Cash paid during the period for income taxes	$2,720	$1,091
Cash paid during the period for interest	$357	$318

See accompanying notes to unaudited consolidated financial statements.

EASTERN HOLDING COMPANY, LTD. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, dollars in thousands)

1. General

The accompanying unaudited interim consolidated financial statements include the accounts of Eastern Holding Company, Ltd. and its wholly-owned subsidiaries (collectively, “EHC”), Eastern Services Corporation (“Eastern Services”), Global Alliance Holdings, Ltd. (“Global Alliance”), Global Alliance Statutory Trust I (“Trust I”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Re Ltd. S.P.C. (“Eastern Re”), and Employers Alliance, Inc. (“Employers Alliance”).

On June 16, 2006 all of the outstanding shares of EHC were purchased by Eastern Insurance Holdings, Inc. (“EIHI”) for a purchase price of $78.9 million, which consisted of EIHI issuing 3,875,407 of its $10.00 per share common stock and paying cash of $40.2 million to EHC’s shareholders.

Eastern Holding Company, Ltd. is a holding company incorporated as an exempt company under the Companies Law of the Cayman Islands. Eastern Holding Company, Ltd. has received an undertaking from the Cayman Islands Government exempting it from all local income, profits and capital gains taxes until April 15, 2017. No such taxes are levied in the Cayman Islands at the present time.

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

EHC operates in four segments: workers’ compensation insurance, specialty reinsurance, segregated portfolio cell reinsurance, and third party administrative services.

Workers’ Compensation Insurance

Workers’ compensation insurance is underwritten through Eastern Alliance and Allied Eastern, both Pennsylvania domiciled insurance companies, which provide workers’ compensation insurance coverage to small and medium sized businesses in rural and suburban Pennsylvania, Maryland and Delaware.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair presentation of the financial position and results of operations of EHC for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. For further information, refer to the consolidated financial statements and notes thereto included in EIHI’s Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission, effective April 27, 2006.

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

3. Stock-Based Compensation

In 2002, EHC’s Board of Directors approved a stock option plan for employees and directors of EHC. The plan provided for awards of non-qualified common stock options of EHC upon attaining certain predetermined performance criteria as detailed in the plan. Generally, the plan provided for options to be granted at a predetermined book value per share, expire in ten years from the date of grant, and have a five-year vesting period. There were 1,713 shares available under the plan. The plan contained provisions that allowed for the acceleration of grants and immediate vesting of all options upon the successful completion of certain transactions. EHC’s board of directors has determined that the merger constituted such a transaction. Immediately prior to the closing of the merger, any ungranted options of the 1,713 in total were granted to employees and directors of EHC, and became 100% vested. Accordingly, EHC recognized compensation of approximately $1.2 million for the difference between the fair market value of the options on the closing date and the predetermined exercise price paid by employees and directors of EHC.

4. Segment Information

EHC’s operations are organized into the following segments:

Workers’ Compensation Insurance

Workers’ compensation insurance is underwritten through Eastern Alliance and Allied Eastern, both Pennsylvania domiciled insurance companies, which provide insurance coverage to small and medium-sized businesses in rural and suburban Pennsylvania, Maryland and Delaware. Eastern Alliance and Allied Eastern offer a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products. Under the guaranteed cost program, the prospective workers’ compensation policy premium is determined at the beginning of the policy period based on estimated payroll. The loss sensitive products offer the opportunity of returning a portion of the policyholder’s premium in the form of a dividend based upon loss experience. Eastern Alliance and Allied Eastern distribute their products and services through a network of independent agents. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the workers’ compensation insurance segment.

Specialty Reinsurance

Specialty reinsurance is underwritten through Eastern Re, a Cayman domiciled reinsurer. Eastern Re participates in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, which provides commercial automobile liability coverage for non-hazardous waste haulers. The EnviroGuard program provides coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims.

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

Corporate/Third Party Administration

Claims adjusting and risk management services for self-insured workers’ compensation and property/casualty plans are provided through Employers Alliance. The corporate/third party administration (“TPA”) segment includes the operations of Eastern Holding Company, Ltd., Eastern Services, Global Alliance and Employers Alliance and certain eliminations required to reconcile the segment data to the consolidated statements of operations and comprehensive income.

The following table summarizes the operations by segment for the period from April 1, 2006 to June 16, 2006 (unaudited, in thousands):

2006	Workers’ Compensation Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ TPA	Total
Revenue:
Net premiums written	$8,970	$—	$—	$—	$8,970
Reinsurance premiums written	—	3,195	4,873	—	8,068
Change in net unearned premium	1,084	66	385	—	1,535

Net premiums earned	10,054	3,261	5,258	—	18,573
Net investment income and realized gains	899	273	213	18	1,403
Other revenue	—	105	—	30	135

Total revenue	10,953	3,639	5,471	48	20,111

Expenses:
Losses and loss adjustment expenses incurred	5,202	1,640	2,664	—	9,506
Acquisition and other underwriting expenses	446	978	1,653	(428)	2,649
Policyholder dividends	82	—	—	—	82
Segregated portfolio dividend expense	—	—	1,097	(292)	805
Other expenses	1,426	191	57	2,793	4,467

Total expenses	7,156	2,809	5,471	2,073	17,509

Income (loss) before taxes	3,797	830	—	(2,025)	2,602
Income tax expense (benefit)	1,301	—	—	(31)	1,270

Net income (loss)	$2,496	$830	$—	$(1,994)	$1,332

Total assets	$131,178	$40,347	$42,767	$2,112	$216,404

The following table summarizes the operations by segment for the three months ended June 30, 2005 (unaudited, in thousands):

2005	Workers’ Compensation Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ TPA	Total
Revenue:
Net premiums written	$7,808	$—	$—	$—	$7,808
Reinsurance premiums written	—	4,105	6,935	—	11,040
Change in net unearned premium	2,561	(369)	(758)	—	1,434

Net premiums earned	10,369	3,736	6,177	—	20,282
Net investment income and realized gains	897	234	102	47	1,280
Other revenue	—	322	—	(158)	164

Total revenue	11,266	4,292	6,279	(111)	21,726

Expenses:
Losses and loss adjustment expenses incurred	6,327	2,150	4,038	—	12,515
Acquisition and other underwriting expenses	(378)	1,141	1,908	(981)	1,690
Policyholder dividends	49	—	—	—	49
Segregated portfolio dividend expense	—	—	174	(119)	55
Other expenses	1,271	138	159	1,555	3,123

Total expenses	7,269	3,429	6,279	455	17,432

Income (loss) before taxes	3,997	863	—	(566)	4,294
Income tax expense (benefit)	1,258	—	—	(11)	1,247

Net income (loss)	$2,739	$863	$—	$(555)	$3,047

Total assets	$116,949	$34,205	$37,860	$5,273	$183,741

The following table summarizes the operations by segment for the period from January 1, 2006 to June 16, 2006 (unaudited, in thousands):

2006	Workers’ Compensation Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ TPA	Total
Revenue:
Net premiums written	$27,194	$—	$—	$—	$27,194
Reinsurance premiums written		7,877	16,441	—	24,318
Change in net unearned premium	(5,676)	88	(5,193)	—	(10,781)

Net premiums earned	21,518	7,965	11,248	—	40,731
Net investment income and realized gains	2,013	585	413	61	3,072
Other revenue	—	439	—	(171)	268

Total revenue	23,531	8,989	11,661	(110)	44,071

Expenses:
Losses and loss adjustment expenses incurred	12,283	4,171	6,187	—	22,641
Acquisition and other underwriting expenses	1,272	2,474	3,564	(1,545)	5,765
Policyholder dividends	167	—	—	—	167
Segregated portfolio dividend expense	—	—	1,807	(499)	1,308
Operating and interest expenses	2,924	314	103	4,083	7,424

Total expenses	16,646	6,959	11,661	2,039	37,305

Income (loss) before taxes	6,885	2,030	—	(2,149)	6,766
Income tax expense (benefit)	2,268	—	—	(51)	2,217

Net income (loss)	$4,617	$2,030	$—	$(2,098)	$4,549

Total assets	$131,178	$40,347	$42,767	$2,112	$216,404

The following table summarizes the operations by segment for the six months ended June 30, 2005 (unaudited, in thousands):

2005	Workers’ Compensation Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ TPA	Total
Revenue:
Net premiums written	$24,375	$—	$—	$—	$24,375
Reinsurance premiums written	—	8,036	18,351	—	26,387
Change in net unearned premium	(3,684)	(771)	(5,836)	—	(10,291)

Net premiums earned	20,691	7,265	12,515	—	40,471
Net investment income and realized gains	1,537	419	176	111	2,243
Other revenue	—	584	—	(272)	312

Total revenue	22,228	8,268	12,691	(161)	43,026

Expenses:
Losses and loss adjustment expenses incurred	13,656	3,909	8,133	—	25,698
Acquisition and other underwriting expenses	115	2,246	3,994	(1,495)	4,860
Policyholder dividends	91	—	—	—	91
Segregated portfolio dividend expense	—	—	330	(197)	133
Other expenses	2,666	260	234	2,451	5,611

Total expenses	16,528	6,415	12,691	759	36,393

Income (loss) before taxes	5,700	1,853	—	(920)	6,633
Income tax expense (benefit)	1,774	—	—	(7)	1,767

Net income (loss)	$3,926	$1,853	$—	$(913)	$4,866

Total assets	$116,949	$34,205	$37,860	$(5,273)	$183,741

5. Shareholder Dividend Payable

In the event that the closing of the acquisition of EHC by EIHI did not occur on or before March 31, 2006, the Agreement and Plan of Reorganization by and among EHC, EIHI, and Eastern Life and Health Insurance Company (formerly Educators Mutual Life Insurance Company) provided for the declaration of a special dividend, by EHC to its shareholders immediately prior to the closing of the acquisition in an amount equal to the positive change, if any, in EHC’s consolidated shareholders’ equity from February 1, 2006 to May 31, 2006. As a result of the acquisition closing on June 16, 2006, the Board of Directors of EHC declared a dividend on June 12, 2006 to shareholders of record on June 15, 2006, in the amount of $3.5 million. The dividend was paid in July 2006.

Item 6. Exhibits

Exhibits

Exhibit No.	Title

2.1	Second Amended Plan of Conversion from Mutual to Stock Organization of Eastern Life and Health Insurance Company adopted March 17, 2005, as amended June 9, 2005 and November 17, 2005. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

2.2	Agreement and Plan of Reorganization dated March 17, 2005, between and among Eastern Life and Health Insurance Company, Eastern Insurance Holdings, Inc., and Eastern Holding Company, Ltd. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: August 10, 2006	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: August 10, 2006	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer