Form 10-Q
period 2006-09-30
Eastern Insurance Holdings, Inc.
filed 2006-11-09
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No par Value)	Number of Shares Outstanding as of November 9, 2006 11,350,407
(Title of Class)	(Outstanding Shares)

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

The financial statements of Eastern Insurance Holdings, Inc., included in Item 1 of Part I, Financial Information, reflect the following:

•	The unaudited consolidated balance sheet as of September 30, 2006 represents the accounts of Eastern Insurance Holdings, Inc. and its wholly-owned subsidiaries, Eastern Holding Company, Ltd. and its subsidiaries and Eastern Life and Health Insurance Company. The consolidated balance sheet as of December 31, 2005 represents the accounts of Eastern Life and Health Insurance Company.

•	The unaudited consolidated statements of operations for the three and nine months ended September 30, 2006 reflect the results of operations of Eastern Insurance Holdings, Inc. and Eastern Life and Health Insurance Company for the three and nine months ended September 30, 2006 and the results of operations of Eastern Holding Company, Ltd. and its subsidiaries for the period from June 17, 2006 to September 30, 2006. The unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 reflect the results of operations of Eastern Life and Health Insurance Company.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	(Unaudited) September 30 2006	December 31 2005
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $181,636; $72,608)	$204,843	$73,979
Equity securities, at estimated fair value (cost, $4,415)	7,467	—
Equity call options, at estimated fair value (cost, $2,201; $1,086)	2,779	1,308
Other invested assets	11,195	2,333

Total investments	226,284	77,620

Cash and cash equivalents	52,406	4,699
Accrued investment income	2,117	930
Premiums receivable	33,579	87
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	28,114	24,461
Deferred acquisition costs	3,526	—
Deferred income taxes, net	2,443	946
Intangible assets	8,609	—
Goodwill	5,140	—
Other assets	6,160	2,482

Total assets	$368,378	$111,225

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$125,302	$44,136
Unearned premium reserves	40,359	95
Advance premium	990	1,241
Accounts payable and accrued expenses	17,476	2,689
Benefit plan liabilities	704	777
Dividends payable	6,541	—
Loans payable	26	—
Federal income taxes payable	448	178
Junior subordinated debentures	8,044	—

Total liabilities	199,890	$49,116

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued and outstanding - 11,350,407	—	—
Unearned ESOP compensation	(7,258)	—
Additional paid in capital	108,428	—
Retained earnings	64,954	61,205
Accumulated other comprehensive income, net	2,364	904

Total shareholders’ equity	168,488	62,109

Total liabilities and shareholders’ equity	$368,378	$111,225

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUE
Net premiums earned	$26,678	$9,683	$45,859	$29,342
Net investment income	2,974	954	5,269	2,816
Net realized investment gains	711	423	1,632	336
Other revenue	179	327	202	874

Total revenue	30,542	11,387	52,962	33,368

EXPENSES
Losses and loss adjustment expenses incurred	17,432	5,916	29,820	20,805
Acquisition and other underwriting expenses	1,709	1,705	4,141	5,151
Other expenses	5,241	2,551	10,223	7,627
Amortization of intangibles	511	—	588	—
Policyholder dividend expense	113	—	184	—
Segregated portfolio dividend expense	1,521	—	1,646	—

Total expenses	26,527	10,172	46,602	33,583

Income (loss) before income taxes	4,015	1,215	6,360	(215)
Income tax expense	1,713	604	2,611	287

Net income (loss)	$2,302	$611	$3,749	$(502)

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period, net of tax	2,474	(975)	1,906	(864)
Less: Reclassification adjustment for gains (losses) included in net income (loss), net of tax of $129, $130, $230, and $235	251	(254)	446	456

Other comprehensive income (loss)	2,223	(721)	1,460	(1,320)

Comprehensive income (loss)	$4,525	$(110)	$5,209	$(1,822)

	Three Months Ended September 30, 2006	For the Period from June 17, 2006 to September 30, 2006
Earnings per share (See Note 6):
Net income after conversion and acquisition	$2,302	$2,613
Basic earnings per share after conversion and acquisition	$0.22	$0.25
Diluted earnings per share after conversion and acquisition	$0.21	$0.24

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2006

(Unaudited, in thousands)

Three Months Ended September 30, 2006

	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, July 1, 2006	$—	$(7,446)	$108,355	$62,652	$141	$163,702
ESOP shares released	—	188	73	—	—	261
Net income	—	—	—	2,302	—	2,302
Other comprehensive income, net of tax	—	—	—	—	2,223	2,223

Balance, September 30, 2006	$—	$(7,258)	$108,428	$64,954	$2,364	$168,488

Nine Months Ended September 30, 2006

	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2006	$—	$—	$—	$61,205	$904	$62,109
Net proceeds from stock offering	—	—	69,597	—	—	69,597
Unearned ESOP compensation	—	(7,475)	—	—	—	(7,475)
ESOP shares released	—	217	77	—	—	294
Issuance of common stock	—	—	38,754	—	—	38,754
Net income	—	—	—	3,749	—	3,749
Other comprehensive income, net of tax	—	—	—	—	1,460	1,460

Balance, September 30, 2006	$—	$(7,258)	$108,428	$64,954	$2,364	$168,488

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2005

(Unaudited, in thousands)

Three Months Ended September 30, 2005

	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, July 1, 2005	$58,964	$1,864	$60,828
Net income	611	—	611
Other comprehensive loss, net of tax	—	(721)	(721)

Balance, September 30, 2005	$59,575	$1,143	$60,718

Nine Months Ended September 30, 2005

	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2005	$60,077	$2,463	$62,540
Net loss	(502)	—	(502)
Other comprehensive loss, net of tax	—	(1,320)	(1,320)

Balance, September 30, 2005	$59,575	$1,143	$60,718

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited, in thousands)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,749	$(502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of bond premium/discount	361	132
Gain on sale of investments	(1,390)	(692)
Unrealized loss on equity call options	(242)	356
Equity in income of limited partnerships	(169)	(67)
Recognition of deferred gain on sale of building	(87)	(87)
Deferred tax provision	132	99
Stock compensation	294	—
Intangible asset amortization	588
Changes in assets and liabilities:
Accrued investment income	219	97
Premiums receivable	(4,456)	(11)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	2,955	(723)
Deferred acquisition costs	(3,526)	—
Other assets	(162)	(1,382)
Reserve for unpaid losses and loss adjustment expenses	(181)	582
Unearned and advance premium	9,422	153
Accounts payable and accrued expenses	2,788	552
Benefit plan liabilities	(72)	49
Federal income taxes recoverable/payable	367	187
Dividends payable	(1,566)	—

Net cash provided by (used in) operating activities	9,024	(1,257)

Cash flows from investing activities:
Purchase of investments	(48,309)	(11,518)
Proceeds from sale of fixed income securities	27,884	5,214
Proceeds from maturities/calls of fixed income securities	12,844	4,422
Acquisition of Eastern Holding Company, Ltd., net of cash received	(14,149)	—
Principal payments received on mortgage loans	14	107

Net cash used in investing activities	(21,716)	(1,775)

Cash flows from financing activities:
Proceeds from initial public offering, net of expenses	62,122	—
Repayment of long-term debt	(1,723)	—

Net cash provided by financing activities	60,399	—

Net increase (decrease) in cash and cash equivalents	47,707	(3,032)
Cash and cash equivalents, beginning of period	4,699	10,960

Cash and cash equivalents, end of period	$52,406	$7,928

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$485	$—

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) was formed by Eastern Life and Health Insurance Company (“ELH”), formerly Educators Mutual Life Insurance Company, for the purpose of converting from a mutual life and health insurance company to a stock life and health insurance company. On June 16, 2006, EIHI completed its common stock offering and ELH completed its conversion from a mutual company to a stock company and became a wholly-owned subsidiary of EIHI. In the common stock offering, EIHI sold 7,475,000 shares of its common stock at a price of $10.00 per share, raising gross proceeds of $74.8 million. Direct expenses of the offering were $5.2 million and were recorded as a direct reduction of additional paid-in capital in the accompanying unaudited consolidated balance sheet as of September 30, 2006.

Immediately after the common stock offering and conversion, EIHI purchased all of the outstanding common stock of Eastern Holding Company, Ltd. (“EHC”) for a purchase price of $78.9 million (See Note 3).

EIHI is an insurance holding company offering workers’ compensation and group benefits insurance products through its wholly-owned subsidiaries. The accompanying unaudited interim consolidated financial statements include the accounts of EIHI and its wholly-owned subsidiaries (collectively, “EIHI” or the “Company”), EHC and ELH, and EHC’s wholly-owned subsidiaries, Eastern Services Corporation (“Eastern Services”), Global Alliance Holdings, Ltd. (“Global Alliance”), Global Alliance Statutory Trust I (“Trust I”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Re Ltd. S.P.C. (“Eastern Re”), and Employers Alliance, Inc. (“Employers Alliance”).

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

Group Benefits Insurance

Group benefits insurance, which includes dental, short and long-term disability, and term life insurance products are underwritten through ELH. The group benefits insurance products are primarily marketed to small and medium sized businesses. ELH is licensed to write business in 42 jurisdictions in the United States. ELH is currently actively writing business in 16 jurisdictions, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States.

Specialty Reinsurance

Specialty reinsurance is underwritten through Eastern Re, a Cayman domiciled reinsurer. Eastern Re assumes business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank program and a non-hazardous waste transportation product.

Segregated Portfolio Cell Reinsurance

EIHI provides a variety of services to self-insured workers’ compensation plans including program design, fronting, claims adjusting, investment management and cell rental services at Eastern Re. The primary insurance coverage for the segregated portfolio cell program is underwritten by Eastern Alliance and Allied Eastern and ceded 100% to Eastern Re.

Corporate/Other

The corporate/other segment consists of the operating results of Employers Alliance, EIHI’s third party administrator, which provides claims adjusting and risk management services to self-insured workers’ compensation and property and casualty plans. This segment also includes the operations of EIHI, EHC, Eastern Services and Global Alliance, the run-off operations of ELH’s group medical insurance operations, and certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). Prior to January 1, 2006, the corporate/other segment included the operating results of ELH’s general agency operations, IBSi. IBSi was sold by ELH on October 31, 2005 (See Note 9).

These segments are more fully described in Note 8.

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

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. EIHI monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. EIHI performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. At the time a security is determined to be other-than- temporarily impaired, EIHI reduces the book value of the security to the estimated fair value and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

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

Realized gains or losses are based on cost and are computed using the specific identification method. EIHI monitors its equity securities for unrealized losses that appear to be other-than-temporary. EIHI performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. At the time a security is determined to be other-than- temporarily impaired, EIHI reduces the cost of the security to the estimated fair value and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

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

Other Revenue

Other revenue for the three and nine months ended September 30, 2006 primarily consists of service revenues related to claims handling and risk management services provided by Employers Alliance. Claims handling and risk management service revenue is earned over the term of the related contracts in proportion to the actual services rendered.

Other revenue for the three and nine months ended September 30, 2005 consists of sales and marketing fees earned by IBSi under contracts with unaffiliated insurance carriers. Prior to the sale of IBSi on October 31, 2005, sales and marketing fees were generally recognized as revenue in the period in which the insurance policy was effective. IBSi also earned bonus revenue for meeting agreed-upon production levels with certain external carriers. Bonus revenue was estimated and accrued in the period in which the agreed-upon production levels were met.

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

A liability is established for the estimated unpaid losses and loss adjustment expenses of EIHI’s group benefits insurance segment as follows:

•	The liability for reported but unpaid long-term disability claims is calculated using the 1987 Commissioners Group Disability Table. The long-term disability reserves are discounted based on the expected rate of return of ELH’s fixed income portfolio in the year that the claim was incurred. The discount rate for claims incurred in 2006 and 2005 was 4.75% and 4.25%, respectively. The liability for incurred but not reported claims is estimated based on historical patterns of claims incurred as a percent of in-force premium at the balance sheet date.

•	The liability for reported but unpaid and incurred but not reported dental and short-term disability claims is estimated using statistical claim development models, taking into consideration historical claim severity and frequency patterns and changes in benefit structures that may impact the amount at which claims are ultimately settled. For the most recent incurral months, which usually consist of the last three months, the liability is estimated by applying a loss ratio to net premiums earned, less claim payments through the balance sheet date.

•	The liability for reported but unpaid term life claims represent those claims reported to EIHI as of the balance sheet date for which payment has not yet been made. Term life incurred but not reported claims are estimated based on historical patterns of claims incurred as a percent of in-force premium at the balance sheet date.

•	The liability for life premium waiver reserves represents the present value of future life insurance benefits under those term life insurance policies for which premium has been waived due to the insured’s disability. The liability for life premium waiver reserves is calculated using the 1970 Intercompany Group Life Disability Table. The liability for life premium waiver reserves is discounted using a rate of 3%, which is built into the valuation table.

The methods used to estimate the reserve for unpaid losses and loss adjustment expenses are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserve for unpaid losses and loss adjustment expenses is adequate at September 30, 2006. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If EIHI’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded at September 30, 2006, the related adjustments could have a material adverse effect on EIHI’s financial condition, results of operations or liquidity.

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

Eastern Alliance, Allied Eastern and ELH are not subject to state income taxes; rather, they are subject to state premium tax in the jurisdictions in which they write business. Employers Alliance and Eastern Services are subject to Pennsylvania state income tax.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax for earnings subsequent to June 16, 2006, as a result of the redomestication of EHC.

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

Assessments

Eastern Alliance and Allied Eastern are subject to state guaranty fund assessments in the Commonwealth of Pennsylvania, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. EIHI’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct written premium is made to all companies licensed to write workers’ compensation in Pennsylvania. Eastern Alliance and Allied Eastern recognize a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable.

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

Recent Accounting Pronouncements

SFAS 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires employers to recognize the funded status of a benefit plan in its statement of financial position, with changes in the funded status occurring during the year reported as a component of other comprehensive income or loss. The funded status of a benefit plan represents the difference between plan assets at fair value and the benefit obligation. For defined benefit pension plans and postretirement benefit plans, the benefit obligation is the projected benefit obligation and accumulated postretirement benefit obligation, respectively. In addition to the above changes, SFAS 158 requires that plan assets and benefit obligations be measured as of the date of an employer’s fiscal year-end. The recognition and disclosure provisions of SFAS 158 is effective for fiscal years ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the end of an employer’s fiscal year-end is effective for fiscal years ending after December 31, 2008. Management has not completed its evaluation of the impact of SFAS 158 on our consolidated financial condition at December 31, 2006. If SFAS 158 had been effective December 31, 2005, the prepaid asset related to our defined benefit pension plan would have decreased $26,000 and our liability related to our defined benefit postretirement plan would have decreased $307,000, resulting in a net increase to accumulated other comprehensive income of $281,000.

SFAS 157

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 clarifies the definition of fair value for purposes of financial reporting, specifies the methods to be used to measure fair value, and requires expanded disclosures related to fair value and financial instruments measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early application is encouraged, provided an entity has not yet issued financial statements for the fiscal year, including interim financial statements. Management is currently evaluating the impact of SFAS 157 on its current fair value disclosures. We expect that SFAS 157 will not have a material effect on our consolidated financial condition or results of operations.

SFAS 155

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends the accounting requirements for certain financial instruments covered by FASB Statements No. 133 and 140, including financial instruments containing embedded derivatives. SFAS 155 amends FASB Statement No. 133 by permitting fair value remeasurement of any hybrid financial instrument that contains an embedded derivative. Under current accounting guidance contained in FASB Statement No. 133, embedded derivatives must be bifurcated from their host contract and accounted for separately. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election for hybrid financial instruments may also be applied upon adoption of SFAS 155 to those hybrid financial instruments held by an entity and bifurcated under FASB Statement No. 133 prior to the adoption of SFAS 155. Any difference between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument must be recognized as a cumulative effect adjustment to beginning retained earnings. Restatement of prior periods is prohibited. EIHI currently holds convertible debt securities that require bifurcation under FASB Statement No. 133. Management is currently evaluating the impact to its consolidated financial statements of adopting the fair value provisions of SFAS 155 as they relate to EIHI’s convertible bond portfolio.

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

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management has not completed its evaluation of the impact of FIN 48 on EIHI’s consolidated financial condition or results of operations.

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

(Unaudited) June 16, 2006
ASSETS

Investments and cash	$162,251
Accrued investment income	1,405
Premiums receivable	28,391
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	7,253
Deferred income taxes, net	2,317
Deferred acquisition costs	—
Prepaid reinsurance	—
Other assets	4,879

Total assets	$206,496

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$81,346
Unearned premium reserves	30,004
Accounts payable and accrued expenses	12,017
Dividends payable	4,585
Shareholder dividend payable	3,522
Loans payable	1,750
Junior subordinated debentures	8,044

Total liabilities	$141,268

Estimated fair value of net assets acquired	$65,228

Purchase price for EHC	$78,929
Direct acquisition expenses	636

Adjusted purchase price for EHC	79,565

Estimated fair value of net assets acquired	65,228

Excess of adjusted purchase price over the net fair value of assets and liabilities acquired	$14,337

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

The following tables present unaudited pro forma income statement information for the three and nine months ended September 30, 2006 and 2005 as if the stock offering, conversion and acquisition of EHC had taken place on January 1, 2006 and 2005, respectively (in thousands, except share and per share data):

	(Unaudited) Pro Forma Three Months Ended September 30, 2006 and 2005		(Unaudited) Pro Forma Nine Months Ended September 30, 2006 and 2005
	2006	2005	2006	2005
Revenue:
Net premiums earned	$29,749	$28,389	$81,277	$79,444
Net investment income	2,395	2,174	7,340	6,072
Net realized investment gains	711	355	2,053	476
Other revenue	179	499	470	1,357

Total revenue	33,034	31,417	91,140	87,349

Expenses:
Losses and loss adjustment expenses incurred	17,432	12,861	51,966	52,912
Acquisition and other underwriting expenses	3,446	3,872	6,908	6,876
Other expenses	4,941	5,129	17,433	16,190
Amortization of intangibles	501	501	1,503	1,503
Policyholder dividend expense	113	99	351	190
Segregated portfolio dividend expense	1,503	269	3,067	544

Total expenses	27,936	22,731	81,228	78,215

Income before income taxes	5,098	8,686	9,912	9,134
Income tax expense	2,173	3,301	4,430	4,050

Net income	$2,925	$5,385	$5,482	$5,084

Pro forma earnings per share (EPS):
Basic shares outstanding	10,649,626	10,649,626	10,630,938	10,630,938
Basis EPS	$0.27	$0.51	$0.52	$0.48

Diluted shares outstanding	10,955,725	10,955,725	10,937,037	10,937,037
Diluted EPS	$0.27	$0.49	$0.50	$0.46

Unaudited proforma segment results, as if the conversion, stock offering and acquisition of EHC had taken place on January 1, 2006, for the three months ended September 30, 2006 were as follows (in thousands):

Unaudited Proforma Segment Results

For the Three Months Ended September 30, 2006

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$12,527	$8,263	$3,150	$5,809	$—	$29,749
Net investment income	956	790	351	234	64	2,395
Net realized investment gains	9	367	23	315	(3)	711
Other revenue	—	—	136	—	43	179

Total revenue	13,492	9,420	3,660	6,358	104	33,034

Expenses:
Losses and loss adjustment expenses incurred	7,663	5,009	1,938	2,823	(1)	17,432
Acquisition and other underwriting expenses	802	1,251	725	1,620	(952)	3,446
Other expenses	1,602	1,513	167	66	1,593	4,941
Amortization of intangibles	—	—	—		501	501
Policyholder dividend expense	113	—	—	—	—	113
Segregated portfolio dividend expense	—	—	—	1,849	(346)	1,503

Total expenses	10,180	7,773	2,830	6,358	795	27,936

Income (loss) before income taxes	3,312	1,647	830	—	(691)	5,098
Income tax expense	1,269	613	290	—	1	2,173

Net income (loss)	$2,043	$1,034	$540	$—	$(692)	$2,925

Unaudited proforma segment results, as if the conversion, stock offering and acquisition of EHC had taken place on January 1, 2005, for the three months ended September 30, 2005 were as follows (in thousands):

Unaudited Proforma Segment Results

For the Three Months Ended September 30, 2005

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$9,230	$9,683	$3,118	$6,359	$(1)	$28,389
Net investment income	726	860	283	171	134	2,174
Net realized investment gains (losses)	122	418	(187)	—	2	355
Other revenue	—	—	186	—	313	499

Total revenue	10,078	10,961	3,400	6,530	448	31,417

Expenses:
Losses and loss adjustment expenses incurred	1,575	5,926	1,154	4,217	(11)	12,861
Acquisition and other underwriting expenses	486	1,705	774	1,795	(888)	3,872
Other expenses	1,466	1,735	142	2	1,784	5,129
Amortization of intangibles	—	—	—		501	501
Policyholder dividend expense	85	—	—	14	—	99
Segregated portfolio dividend expense	—	—	—	502	(233)	269

Total expenses	3,612	9,366	2,070	6,530	1,153	22,731

Income (loss) before income taxes	6,466	1,595	1,330	—	(705)	8,686
Income tax expense (benefit)	2,226	633	465	—	(23)	3,301

Net income (loss)	$4,240	$962	$865	$—	$(682)	$5,385

Unaudited proforma segment results, as if the conversion, stock offering and acquisition of EHC had taken place on January 1, 2006, for the nine months ended September 30, 2006 were as follows (in thousands):

Unaudited Proforma Segment Results

For the Nine Months Ended September 30, 2006

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$30,511	$25,242	$8,970	$16,554	$—	$81,277
Net investment income	2,738	2,734	1,028	642	198	7,340
Net realized investment gains (losses)	394	1,318	(22)	363	—	2,053
Other revenue	—	—	586	—	(116)	470

Total revenue	33,643	29,294	10,562	17,559	82	91,140

Expenses:
Losses and loss adjustment expenses incurred	20,255	15,959	6,375	9,409	(32)	51,966
Acquisition and other underwriting expenses	1,177	3,824	1,693	4,029	(3,815)	6,908
Other expenses	4,743	4,758	506	172	7,254	17,433
Amortization of intangibles	—	—	—	—	1,503	1,503
Policyholder dividend expense	351	—	—	—	—	351
Segregated portfolio dividend expense	—	—	—	3,949	(882)	3,067

Total expenses	26,526	24,541	8,574	17,559	4,028	81,228

Income (loss) before income taxes	7,117	4,753	1,988	—	(3,946)	9,912
Income tax expense (benefit)	2,446	1,683	696	—	(395)	4,430

Net income (loss)	$4,671	$3,070	$1,292	$—	$(3,551)	$5,482

Unaudited proforma segment results, as if the conversion, stock offering and acquisition of EHC had taken place on January 1, 2005, for the nine months ended September 30, 2005 were as follows:

Unaudited Proforma Segment Results

For the Nine Months Ended September 30, 2005

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$24,854	$29,342	$7,761	$17,487	$—	$79,444
Net investment income	2,052	2,607	705	347	361	6,072
Net realized investment gains (losses)	333	332	(190)	—	1	476
Other revenue	—	—	770	—	587	1,357

Total revenue	27,239	32,281	9,046	17,834	949	87,349

Expenses:
Losses and loss adjustment expenses incurred	14,747	20,811	5,090	12,270	(6)	52,912
Acquisition and other underwriting expenses	(366)	5,151	1,371	4,340	(3,620)	6,876
Other expenses	4,132	5,197	402	236	6,223	16,190
Amortization of intangibles	—	—	—		1,503	1,503
Policyholder dividend expense	176	—	—	14	—	190
Segregated portfolio dividend expense	—	—	—	974	(430)	544

Total expenses	18,689	31,159	6,863	17,834	3,670	78,215

Income (loss) before income taxes	8,550	1,122	2,183	—	(2,721)	9,134
Income tax expense	2,734	473	764	—	79	4,050

Net income (loss)	$5,816	$649	$1,419	$—	$(2,800)	$5,084

4. Non-Cash Investing and Financing Activities

EIHI issued 747,500 shares of its common stock to the ESOP for $7.5 million. EIHI issued a loan to the ESOP in the amount of $7.5 million for the purchase of the common stock. The issuance of the loan to the ESOP and the related purchase of EIHI’s common stock by the ESOP are considered non-cash transactions for purposes of the statement of cash flows. As such, the net proceeds received as a result of EIHI’s stock offering of $69.6 million is reflected net of the proceeds from the shares purchased by the ESOP of $7.5 million, or $62.1 million, in the statement of cash flows for the nine months ended September 30, 2006.

5. Intangible Assets

The acquisition of EHC resulted in the identification of certain intangible assets. The allocation of the purchase price in excess of the fair value of EHC’s net assets acquired to intangible assets totaled $9.2 million. As of September 30, 2006, intangible assets consisted of the following (in thousands):

Intangible Assets with Finite Life	Balance	Amortization Period
Agency relationships	$1,659	15 years
Renewal rights	5,900	15 years

	$7,559

Intangible Assets with Infinite Life
State insurance licenses	1,050

Total intangible assets	8,609

Amortization expense totaled $511,000 and $588,000 for the three months ended September 30, 2006 and for the period from June 17, 2006 to September 30, 2006, respectively.

6. Earnings Per Share

The conversion, stock offering and the acquisition of EHC resulted in the issuance of common shares of EIHI on June 16, 2006. Basic earnings per share are computed by dividing the net income for the period from July 1, 2006 to September 30, 2006 and from June 17, 2006 to September 30, 2006 by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income for the period from July 1, 2006 to September 30, 2006 and from June 17, 2006 to September 30, 2006 by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. Stock warrants of 306,099 have been included as dilutive potential common shares outstanding. There were no anti-dilutive stock warrants or options as of September 30, 2006. Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share and diluted earnings per share for the three months ended September 30, 2006 and for the period from June 17, 2006 to September 30, 2006 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30, 2006	For the Period from June 17, 2006 to September 30, 2006
Consolidated net income	$2,302	$2,613
Basic shares outstanding	10,615,195	10,613,761
Diluted shares outstanding	10,921,294	10,919,860
Basic earnings per share	$0.22	$0.25
Diluted earnings per share	$0.21	$0.24

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

Shares committed to be released, average price per share and stock compensation expense for the three months ended September 30, 2006 and for the period from June 17, 2006 to June 30, 2006 were as follows:

	Three Months Ended September 30, 2006	For the Period from June 17, 2006 to June 30, 2006
Shares committed to be released	18,841	2,867
Average price per share	$13.87	$11.40
Stock compensation expense	$261,000	$33,000

As of September 30, 2006, the estimated fair value of unearned ESOP shares were $10.8 million.

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

Net periodic benefit (income) expense related to the pension plan and postretirement plan for the three and nine months ended September 30, 2006 and 2005 is shown in the following table:

	Pension Plan
	Three Months Ended September 30, 2006 and 2005		Nine Months Ended September 30, 2006 and 2005
Service cost	$—	$101	$—	$303
Interest cost	128	148	383	444
Expected return on plan assets	(158)	(149)	(473)	(447)
Recognized loss	—	6	—	17
Amortization of transition asset/obligation	(1)	(1)	(2)	(2)
Amortization of prior service cost	—	3	—	9

Net periodic benefit (income) expense	$(31)	$108	$(92)	$324

	Postretirement Plan
	Three Months Ended September 30, 2006 and 2005		Nine Months Ended September 30, 2006 and 2005
Service cost	$—	$5	$—	$16
Interest cost	5	40	16	121
Expected return on plan assets	—	—	—	—
Recognized (gain) loss	(5)	18	(16)	53

Net periodic benefit expense	$—	$63	$—	$190

The assumptions used in the measurement of EIHI’s net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table for the three and nine months ended September 30, 2006 and 2005:

	Pension Plan Three and Nine Months Ended September 30,		Postretirement Plan Three and Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average discount rate	5.50%	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	6.75%	6.50%	N/A	N/A
Rate of increase in compensation levels	N/A	4.50%	3.50%	4.50%

8. Segment Information

EIHI’s current operations are organized into the five following business segments.

Workers’ Compensation Insurance

Workers’ compensation insurance is underwritten through Eastern Alliance and Allied Eastern, both Pennsylvania domiciled insurance companies, which provide insurance coverage to small and medium sized businesses in rural and suburban Pennsylvania, Maryland and Delaware. Eastern Alliance and Allied Eastern offer a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products. Under the guaranteed cost program, the prospective workers’ compensation policy premium is determined at the beginning of the policy period based on estimated payroll. The loss sensitive products offer the opportunity of returning a portion of the policyholder’s premium in the form of a dividend based upon loss experience. Eastern Alliance and Allied Eastern distribute their products and services through a network of independent agents. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the workers’ compensation insurance segment.

Group Benefits Insurance

Group benefits insurance, which includes dental, short and long-term disability, and term life insurance products are underwritten through ELH. The group benefits insurance products are primarily marketed to small and medium sized businesses. ELH is licensed to write business in 42 jurisdictions in the United States. ELH is currently actively writing business in 16 jurisdictions, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. ELH distributes its products through a network of independent producers.

Specialty Reinsurance

Specialty reinsurance is underwritten through Eastern Re, a Cayman domiciled reinsurer. Eastern Re assumes business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, which provides commercial automobile liability coverage for non-hazardous waste haulers. The EnviroGuard program provides coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims.

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

Corporate/Other

The corporate/other segment consists of the operating results of Employers Alliance, EIHI’s third party administrator, which provides claims adjusting and risk management services to self-insured workers’ compensation and property and casualty plans. This segment also includes the operations of EIHI, EHC, Eastern Services and Global Alliance, the run-off operations of ELH’s group medical insurance operations, and certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). Prior to January, 1, 2006, the corporate/other segment also included the operating results of ELH’s general agency operations, IBSi.

The following table represents the segment results for the three months ended September 30, 2006 (unaudited, in thousands):

For the Three Months Ended September 30, 2006

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$10,726	$8,263	$2,285	$5,404	$—	$26,678
Net investment income	956	790	351	234	643	2,974
Net realized investment gains (losses)	9	367	23	315	(3)	711
Other revenue	—	—	136	—	43	179

Total revenue	11,691	9,420	2,795	5,953	683	30,542

Expenses:
Loss and loss adjustment expenses incurred	7,663	5,009	1,938	2,823	(1)	17,432
Acquisition and other underwriting expenses	458	1,251	194	1,197	(1,391)	1,709
Other expenses	1,602	1,513	167	66	1,893	5,241
Amortization of intangibles	—	—	—	—	511	511
Policyholder dividend expense	113	—	—	—	—	113
Segregated portfolio dividend expense	—	—	—	1,867	(346)	1,521

Total expenses	9,836	7,773	2,299	5,953	666	26,527

Income before income taxes	1,855	1,647	496	—	17	4,015
Income tax expense	759	613	173	—	168	1,713

Net income (loss)	$1,096	$1,034	$323	$—	$(151)	$2,302

Total assets	$143,703	$111,934	$42,914	$44,176	$25,651	$368,378

The following table represents the segment results for the nine months ended September 30, 2006, which reflects the results of operations of EIHI and ELH for the nine months ended September 30, 2006 and the results of operations of EHC for the period from June 17, 2006 to September 30, 2006. (unaudited, in thousands):

For the Nine Months Ended September 30, 2006

	Workers’ Compensation Insurance	Group Benefits Insurance	Specialty Reinsurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$11,825	$25,243	$2,611	$6,180	$—	$45,859
Net investment income	1,110	2,734	430	277	718	5,269
Net realized investment gains (losses)	9	1,318	(7)	315	(3)	1,632
Other revenue	—	—	147	—	55	202

Total revenue	12,944	29,295	3,181	6,772	770	52,962

Expenses:
Loss and loss adjustment expenses incurred	8,418	15,959	2,180	3,295	(32)	29,820
Acquisition and other underwriting expenses	443	3,824	190	1,379	(1,695)	4,141
Other expenses	1,820	4,758	192	69	3,384	10,223
Amortization of intangibles	—	—	—	—	588	588
Policyholder dividend expense	184	—	—	—	—	184
Segregated portfolio dividend expense	—	—	—	2,029	(383)	1,646

Total expenses	10,865	24,541	2,562	6,772	1,862	46,602

Income (loss) before income taxes	2,079	4,754	619	—	(1,092)	6,360
Income tax expense (benefit)	828	1,684	216	—	(117)	2,611

Net income (loss)	$1,251	$3,070	$403	$—	$(975)	$3,749

Total assets	$143,703	$111,934	$42,914	$$44,176	$25,651	$368,378

The following table represents the segment results for the three months ended September 30, 2005, which reflects the results of operations of ELH (unaudited, in thousands):

For the Three Months Ended September 30, 2005

	Group Benefits Insurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$9,683	$—	$9,683
Net investment income	860	94	954
Net realized investment gains	418	5	423
Other revenue	—	327	327

Total revenue	10,961	426	11,387

Expenses:
Loss and loss adjustment expenses incurred	5,926	(10)	5,916
Acquisition and other underwriting expenses	1,705	—	1,705
Other expenses	1,735	816	2,551

Total expenses	9,366	806	10,172

Income (loss) before income taxes	1,595	(380)	1,215
Income tax expense (benefit)	633	(29)	604

Net income (loss)	$962	$(351)	$611

Total assets	$105,672	$5,631	$111,303

The following table represents the segment results for the nine months ended September 30, 2005, which reflects the results of operations of ELH (unaudited, in thousands):

For the Nine Months Ended September 30, 2005

	Group Benefits Insurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$29,342	$—	$29,342
Net investment income	2,607	209	2,816
Net realized investment losses	332	4	336
Other revenue	—	874	874

Total revenue	32,281	1,087	33,368

Expenses:
Loss and loss adjustment expenses incurred	20,811	(6)	20,805
Acquisition and other underwriting expenses	5,151	—	5,151
Other expenses	5,197	2,430	7,627

Total expenses	31,159	2,424	33,583

Income (loss) before income taxes	1,122	(1,337)	(215)
Income tax expense (benefit)	473	(186)	287

Net income (loss)	$649	$(1,151)	$(502)

Total assets	$105,672	$5,631	$111,303

9. Sale of IBSi Interest

On October 31, 2005, ELH entered into a Membership Purchase Agreement (the “Agreement”) for the sale of its interest in IBSi to IBSi’s Vice President of Sales, an IBSi Regional Sales Director, and an unaffiliated third party (collectively referred to as the “purchasers”). The sale was completed through a cash purchase of $300,000, subject to certain purchase price adjustments. Prior to the sale, all inter-company balances between ELH and IBSi were settled, and any remaining assets and liabilities of IBSi, excluding certain furniture and equipment, became the property of ELH. As a result of the sale, ELH recognized a net gain totaling $210,000. Under the terms of the Agreement, the purchasers received certain furniture and equipment owned by IBSi, totaling $5,000, and have the exclusive right to market ELH’s group benefits products in North and South Carolina and Virginia from October 31, 2005 through December 31, 2006. ELH may market its group benefits products directly to independent producers in the aforementioned states beginning on January 1, 2007; however, ELH is prohibited from marketing its products through IBSi’s top twenty producers in 2007, and in 2008, subject to IBSi meeting certain production goals. IBSi also has the right to market ELH’s products in other states in which IBSi operates, with the exception of Pennsylvania and Maryland. Subsequent to the sale, ELH markets and sells its group benefits products through direct relationships with its independent producers in Pennsylvania and Maryland. The net assets transferred from IBSi to ELH, as a result of the sale, totaled $4.7 million.

10. Commitments and Contingencies

Lease Commitments

In February 2002, Eastern Alliance entered into a 15 year, non-cancelable lease for office space in Lancaster, PA, with a related party. Eastern Alliance occupied the building on November 1, 2002. The base monthly lease payment is fixed for a period of five years. Monthly lease payments for years 6 through 15 will be negotiated at the end of year five and will be based on current market conditions at that time. Monthly lease payments for 2006 total $31,939.

Prior to October 31, 2006, ELH leased its office building under a multi-year sale-leaseback agreement entered into in June 2001. The term of the lease was seven years, ending on June 30, 2008. On March 20, 2006, in anticipation of its move to EHC’s office, ELH entered into a Lease Termination Agreement with the landlord of its office building to terminate the current operating lease upon ELH vacating the building and moving to its new office space. ELH moved to its new office space on October 27, 2006. Under the terms of the Lease Termination Agreement, ELH paid the landlord $394,000. The impact of the termination payment on ELH’s results of operations was reduced by the recognition of the remaining deferred gain, related to the sale-leaseback agreement, on October 31, 2006, totaling $191,000. As of September 30, 2006, ELH recorded a liability and related expense totaling $203,000. This expense is included in other expenses in the consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2006. As a result of ELH’s move to EHC’s office, the monthly lease payments have increased from $31,939 per month to approximately $58,000 per month beginning in November 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of EIHI and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of EIHI’s business or the risks associated with an investment in EIHI’s common stock. You should carefully review and consider the various disclosures made by us in this quarterly report and in our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission, effective April 27, 2006.

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

Overview

EIHI is an insurance holding company offering workers’ compensation and group benefits insurance products through its wholly-owned subsidiaries. As a result of the acquisition of EHC on June 16, 2006, EIHI’s consolidated results of operations for the nine months ended September 30, 2006 include the results of operations of EIHI’s workers’ compensation insurance, specialty reinsurance, and segregated portfolio cell reinsurance segments since June 17, 2006 and the results of operations of EIHI’s group benefits insurance segment for the nine months ended September 30, 2006. EIHI’s results of operations for the three and nine months ended September 30, 2005 represent the results of operations of EIHI’s group benefits insurance segment and ELH’s former general agency operations segment, which is included in corporate/other. The corporate/other segment for the nine months ended September 30, 2006 includes the results of operations of EIHI, EHC, Eastern Services, Global Alliance, and EIHI’s third party administration operations since June 17, 2006 and the results of operations of ELH’s corporate activity and group medical run-off operations for the nine months ended September 30, 2006.

Workers’ Compensation Insurance

The property and casualty insurance industry is affected by recurring industry cycles known as “hard” and “soft” markets. Since EHC began operations in 1997 and continuing into 2001, EHC operated in a soft market cycle, which is generally considered an adverse industry cycle in the property and casualty insurance industry. A soft cycle is characterized by intense competition resulting in lower pricing and increased commissions paid to distribution sources in order to compete for business. EHC believes that a hard market began in 2001. A hard market, generally considered a beneficial industry trend, is characterized by reduced competition that results in higher pricing and lower commissions paid to acquire business. The hard market conditions significantly intensified after the September 11, 2001 terrorist attacks. Management believes that a soft market commenced in 2005, as evidenced by increased competition. During 2006, the workers’ compensation insurance segment experienced renewal rate decreases of 5.7%.

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

Group Benefits Insurance

The group benefits insurance segment produced net income of $1.0 million for the three months ended September 30, 2006, compared to net income of $962,000 for the same period in 2005. The increase in net income reflects improving loss and expense ratios, offset by the decrease in net premiums earned.

For the nine months ended September 30, 2006, net income totaled $3.1 million, compared to net income of $649,000 for the same period in 2005, reflecting the improving loss and expense ratios and an increase in net realized gains, offset by the decrease in net premiums earned.

The improvement in the loss ratio primarily reflects lower claim trends in the dental, long-term disability and term life lines of business, and favorable development on prior year long-term disability and premium waiver tabular reserves.

The improvement in the expense ratio reflects management’s expense reduction efforts and a reduction in sales and marketing fees as a result of the sale of IBSi, which was partially offset by the decline in net premiums earned. Prior to the sale of IBSi, sales and marketing fees were paid to IBSi for business sold in Pennsylvania, Maryland, and Delaware. Subsequent to the sale, IBSi no longer markets EIHI’s group benefits products in these territories.

The decline in net premiums earned reflects a decline in new business sales and the renewal retention rate during 2006. New business sales have declined from $5.8 million for the nine months ended September 30, 2005, to $2.6 million for the nine months ended September 30, 2006. The renewal retention rate decreased from 78.0% in 2005 to 76.8% in 2006. New sales and the renewal retention rate both improved during the third quarter of 2006, compared to the first two quarters of 2006. New sales totaled $1.1 million for the three months ended September 30, 2006, compared to new sales of $1.5 million for the first six months of 2006. The renewal retention rate totaled 81.9% for the three months ended September 30, 2006, compared to a retention rate of 73.7% for the first six months of 2006.

New business sales and the renewal retention rate continue to be a primary focus of management. In order to generate new sales, management has implemented new business rate decreases in its dental line of business and the manual rates have been reduced in its long-term disability line of business. While the loss ratio has improved as the result of termination of unprofitable business and renewal rate increases during 2006, the rate decreases could have a negative impact on the loss ratio in the event significant new sales are generated as a result of the rate actions. Conversely, an increase in new business sales, along with the focus on renewal retention, could have a positive impact on the expense ratio. The expense ratio will continue to deteriorate if premiums decline. Management is closely monitoring the impact of these rate actions on both the loss and expense ratios.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires both the use of estimates and judgment relative to the application of appropriate accounting policies. EIHI is required to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and related footnotes. EIHI evaluates these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that is believed to be reasonable under the circumstances. There can be no assurance that actual results will conform to the estimates and assumptions and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. EIHI believes the following policies are the most sensitive to estimates and judgments.

Reserve for Losses and Loss Adjustment Expenses

Workers’ Compensation/Specialty Reinsurance/Segregated Portfolio Cell Reinsurance

The adequacy of loss reserve estimates are inherently uncertain because the ultimate amount that EIHI may pay under many of the claims incurred as of the balance sheet date will not be known for many years. EIHI establishes reserves for unpaid losses and loss adjustment expenses, which are estimates of future payments of reported and unreported claims for losses and related expenses. Establishing reserves for property and casualty claims continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. EIHI’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in EIHI’s results of operations in the period in which the estimates are changed.

On a quarterly basis, EIHI prepares actuarial analyses to assess the reasonableness of the recorded reserves for unpaid losses and loss adjustment expenses. These actuarial analyses incorporate various methodologies, including paid loss development, incurred loss development and a combination of other actuarial methodologies that incorporate characteristics of incurred and paid methodologies combined with a review of EIHI’s exposure base. The recorded amount in each accident year is then compared to the results of these methodologies, with consideration being given to the age of the accident year. As accident years mature, the various methodologies generally produce consistent loss estimates. For more recent accident years, the methodologies produce results that are not as consistent. Accordingly, more emphasis is placed on supplementing the methodologies in more recent accident years with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. As additional experience and data become available regarding claim payments and reporting patterns, legislative developments, regulatory trends on benefit levels for both medical and indemnity payments, and economic conditions, the estimates are revised accordingly. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of September 30, 2006, the related adjustments could have a material adverse effect on EIHI’s financial condition, results of operations or liquidity.

With respect to the specialty reinsurance segment, numerous internal and external factors will affect the ultimate settlements of future claims including, but not necessarily limited to: changes in the cost of environmental remediation, impacts of relevant federal or state legislation, changes in technology and the resulting impact on costs, and reliance on ceding companies to handle claims and remit proper loss information in a timely manner. Reserving for assumed reinsurance requires evaluating loss information received from the ceding company. On a quarterly basis, Eastern Re receives a statement from the ceding company which includes premium and loss settlement activity for the period with corresponding reserves as established by the ceding company. Claims reported to the ceding company by insureds are entered into its claim system and ceded to Eastern Re on a quarterly basis. The claim information received from the ceding company is compiled into loss development triangles. Generally accepted actuarial methodologies, supplemented by judgment where appropriate, are used to develop the appropriate incurred but not reported (“IBNR”) reserves for Eastern Re. Each quarter EIHI compares its actual reported losses for the quarter, and cumulative reported losses since the most recently completed reserve study, to expected reported losses for the respective period, which may result in EIHI increasing its loss and loss adjustment expense, and its corresponding loss reserves in that quarter. This information is used as a tool in the judgmental process by which management assesses the overall adequacy of the reserve for unpaid losses and loss adjustment expenses at Eastern Re. The evaluation of the reserve for unpaid losses and loss adjustment expenses related to EIHI’s specialty reinsurance programs requires that loss development be estimated over an extended period of time. Because the primary insurer under this program changed in 1999 and the claims management philosophy of the two primary insurers differed, historical loss data for years prior to 1999 is not very useful. Therefore, reliance has been placed on industry loss development patterns, judgmentally adjusted to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

EIHI’s reserves for unpaid losses and loss adjustment expenses in its workers’ compensation insurance, segregated portfolio cell reinsurance, and specialty reinsurance segments as of September 30, 2006 are summarized below (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Specialty Reinsurance	TOTAL
Case reserves	$17,417	$8,104	$8,072	$33,593
Case incurred development, IBNR and unallocated loss adjustment expense reserves	27,032	13,858	9,200	50,090
Amount of discount	(2,106)	(1,104)	—	(3,210)

Net reserves	42,343	20,858	17,272	80,473
Reinsurance recoverables	3,034	2,005	—	5,039

Reserves for unpaid losses and loss adjustment expenses	$45,377	$22,863	$17,272	$85,512

In its workers’ compensation insurance and segregated portfolio cell reinsurance segments, EIHI records reserves for estimated losses under insurance policies and for loss adjustment expenses related to the investigation and settlement of policy claims. EIHI’s reserves for unpaid losses and loss adjustment expenses represent the estimated cost of reported and unreported loss and loss adjustment expenses incurred and unpaid at a given point in time. In establishing its workers’ compensation reserves, EIHI uses loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income. For claims reported in the workers’ compensation insurance and segregated portfolio cell reinsurance segments, claims are administered by EIHI’s wholly owned third party administrator, Employers Alliance.

When a claim is reported, EIHI’s claims adjusters establish a case reserve, which consists of anticipated medical costs, indemnity costs and certain defense and cost containment expenses that EIHI refers to as allocated loss adjustment expenses, or ALAE. At any point in time, the amount paid on a claim, plus the case reserve for future amounts to be paid, represents the claims adjuster’s estimate at that time of the total cost of the claim, or the case incurred amount. The case reserve for each reported claim is based upon various factors, including:

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

The case incurred amount can vary over time due to changes in expectations with respect to medical treatment and outcome, length and degree of disability, employment availability and wage levels and judicial determinations. As changes occur, the case incurred amount is adjusted. The initial estimate of the case incurred amount can vary significantly from the amount ultimately paid, especially in circumstances involving severe injuries with comprehensive medical treatment. Changes in case incurred amounts, or case incurred development, is an important component of EIHI’s historical claim data.

In addition to case reserves, EIHI establishes loss and ALAE reserves on an aggregate basis for case incurred development and claims that have been incurred but not reported, or IBNR. Case incurred development and IBNR reserves are primarily intended to provide for aggregate changes in preexisting case incurred amounts and, secondarily, as the unpaid cost of IBNR claims for which an initial case reserve has not been established.

The third component of EIHI’s reserves for unpaid losses and loss adjustment expenses is unallocated loss adjustment expense, or ULAE. EIHI’s ULAE reserve is established for the costs of future unallocated loss adjustment expenses for known and unknown claims. EIHI’s ULAE reserve covers primarily the estimated cost of administering claims.

In estimating case incurred development and IBNR reserves, EIHI performs most of its detailed analysis on a net of reinsurance basis, and then considers expected recoveries in arriving at its recorded amounts for unpaid losses and loss adjustment expenses. To estimate such reserves, EIHI relies primarily on the analysis of claims in its 9-year workers’ compensation insurance history. Using standard actuarial methods, EIHI estimates reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends. However, the number of variables and judgments involved in establishing reserve estimates, combined with some random variation in loss development patterns, results in uncertainty regarding projected ultimate losses. As a result, EIHI’s ultimate liability for loss and loss adjustment expenses may be more or less than its reserve estimate.

To estimate reserves, EIHI stratifies its data using variations of the following different categorization of claims:

•	All loss and loss adjustment expense data developed together;

•	Lost time claims developed independently;

•	Medical only claims developed independently;

•	The indemnity portion of lost time claims developed independently;

•	The medical portion of a lost time claim and medical only claims developed together; and

•	Loss adjustment expenses developed independently.

The term “developed together” refers to the summation of the claims data for a particular data stratification. For example, “All loss and loss adjustment expense data developed together” represents all loss and loss adjustment expense claims data of EIHI, regardless of medical, indemnity or expense components, developed together using the historical data for this particular data stratification. The term “developed independently” refers to a specific data element. For example, “The indemnity portion of lost time claims developed independently” represents the development of the indemnity portion of a claim separately using historical data for this particular type of claim. Developing claims using different data stratifications allows EIHI to identify trends for a specific group of claims that would not necessarily be readily identifiable if the data were included with other types of claim information. For example, developing the medical portion of a claim separately may allow EIHI to identify a medical inflation trend that may not have been evident if it had been included with indemnity claim information. The combination of the different data stratifications and standard actuarial methods, including the following, produce different actuarial indications for EIHI to evaluate:

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

Paid Loss Development Method. The Paid Loss Development Method is mechanically identical to the Incurred Loss Development Method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a paid loss development approach can be affected by many conditions, such as internal claim department processing changes, legal changes or variations in a company’s mix of business from one year to the next. Also, since the percentage of losses paid for immature years is often low, development factors are more volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate liability for losses and loss adjustment expenses. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

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

In estimating ULAE reserves, EIHI reviews past adjustment expenses in relation to paid claims and estimated future costs based on expected claims activity and duration. The sum of EIHI’s net loss and ALAE reserve, and ULAE reserves is its total net reserve for unpaid losses and loss adjustment expenses.

In determining management’s best estimate, EIHI considers the various accident year loss indications produced by the actuarial methods. Considering the results of the methods, the inherent strengths and weaknesses of each method as described above, as well as other statistical information such as ultimate loss ratios, ultimate loss to exposure ratios and average ultimate claim values, EIHI determines and records its best estimate of unpaid losses and ALAE. Management believes its best estimate of recorded reserves for unpaid losses and loss adjustment expenses is representative of the inherent uncertainty surrounding reserving for a long-tail line of business such as workers’ compensation as well as the relative immature accident year historical experience of its workers’ compensation insurance segment, which completed its first full year of operations in 1998.

The reporting and paid loss development patterns in the segregated portfolio cell reinsurance segment are consistent with that of the workers’ compensation insurance segment. Accordingly, the tail factors used to project actual current losses to ultimate losses for claims covered in our segregated portfolio cell reinsurance segment require considerable judgment that could be material to consolidated loss and loss adjustment expense reserves. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of the losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, any change in the reserve for unpaid losses and loss adjustment expenses is recorded to the segregated portfolio dividend payable/receivable account and would have no impact on EIHI’s net income or shareholders’ equity.

In its specialty reinsurance segment, EIHI categorizes unpaid losses and loss adjustment expenses into two types of reserves: reported outstanding loss reserves, or case reserves, and IBNR reserves. Case reserves represent unpaid losses reported by EIHI’s cedants and recorded by EIHI. Similar to the workers’ compensation insurance and segregated portfolio cell reinsurance segments, IBNR reserves represent a provision for claims that have been incurred but not yet reported, as well as future loss development on losses already reported, in excess of the case reserves. EIHI updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants.

EIHI analyzes its ultimate losses and loss adjustment expenses for specialty reinsurance after consideration of the loss experience on each treaty for every underwriting year on a quarterly basis. The methodologies that EIHI employs include, but may not be limited to, paid loss development methods and incurred loss development methods similar to those described in the workers’ compensation insurance and segregated portfolio cell reinsurance segments above.

In applying these methods, EIHI evaluates loss development trends by underwriting year to determine various assumptions that are required as inputs in the actuarial methodologies it employs. These typically involve the analysis of historical loss development trends by underwriting year. In addition, EIHI utilizes external or internal benchmark sources of information for which it does not have sufficient loss development data to calculate credible trends. The evaluation of the reserve for unpaid losses and loss adjustment expenses related to the specialty reinsurance segment requires that loss development be estimated over an extended period of time.

For its specialty reinsurance segment, EIHI relies on information provided by ceding companies regarding premiums and reported claims, and then uses that data as a key input to estimate unpaid losses and loss adjustment expenses. Since EIHI relies on claims information reported by ceding companies, the estimation of unpaid losses and loss adjustment expenses for specialty reinsurance includes certain risks and uncertainties that do not exist with its other segments, and include, but are not necessarily limited to, the following:

•	The reported claims information could be inaccurate, and/or could be subject to significant reporting lags. Such potential inaccuracies or reporting lags would increase the risk of reserve estimation error.

•	A significant amount of time can lapse between the assumption of risk, occurrence of a loss event, the reporting of the event to an insurance company, often referred to as the primary company or cedant, the subsequent reporting to the reinsurance company, referred to as the reinsurer, and the ultimate payment of the claim on the loss event by the reinsurer.

•	Because the primary insurer under these programs changed in 1999, historical loss data is insufficiently developed. Therefore, reliance has been placed on industry loss development patterns adjusted, based on EIHI’s judgment, to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

Claims reported to the ceding company by insureds are entered into the ceding company’s claim system and ceded to the specialty reinsurance segment on a quarterly basis. EIHI mitigates the above risk by performing periodic claims reviews of the ceding companies’ claims detailed reports to ensure reported claims information appears to be reasonably accurate and timely.

Group Benefits Insurance

The reserve for unpaid losses and loss adjustment expenses includes an estimate of future amounts for reported but unpaid and incurred but not reported claims related to EIHI’s dental, long-term disability, short-term disability and term life products, as well as an estimate of the costs associated with investigating, processing and paying the related claims.

EIHI estimates its reserve for unpaid losses and loss adjustment expenses on a quarterly basis, based on claim data available at that time. EIHI’s reserve for loss adjustment expenses is calculated as a percentage of the unpaid losses, based on historical costs to settle such claims. Estimating the reserve for unpaid losses and loss adjustment expenses is an inherently uncertain process.

EIHI utilizes a number of methodologies, explained below, to estimate its reserve for unpaid losses. These methods include the lag factor development, loss ratio, and tabular reserve methods.

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

Tabular Reserve Method. The tabular reserve method is used to estimate the reserve for insurance products that are longer tail by nature and for which the claim payment patterns are relatively predictable. Under the tabular reserve method, the reserve for reported but unpaid claims is estimated using industry-standard valuation tables (for long-term disability claims, EIHI uses the 1987 Commissioners Group Disability Table; for term life premium waiver claims, EIHI uses the 1970 Intercompany Group Life Disability Table). These tables incorporate expected death and recovery rate assumptions (based on an insured’s age and length of disability) that impact the reserve for unpaid claims.

EIHI’s reserve for unpaid losses and loss adjustment expenses in its group benefits insurance segment consisted of the following amounts as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Long-term disability tabular reserve	$29,114	$32,112
Long-term disability IBNR reserve	1,527	2,293

Total long-term disability reserves	30,641	34,405

Short-term disability reserve	1,100	1,155

Term life reported claim reserve	60	136
Term life IBNR claim reserve	760	801

Total term life claim reserves	820	937

Term life premium waiver tabular reserve	4,192	4,413
Term life premium waiver IBNR reserve	920	920

Total term life premium waiver reserves	5,112	5,333

Other	193	74
Dental reserves	1,679	1,976
Medical reserves	245	256

Total reserve for unpaid losses and loss adjustment expenses	39,790	44,136
Reinsurance recoverable on unpaid losses and loss adjustment expenses	(21,360)	(24,123)

Net reserve for unpaid losses and loss adjustment expenses	$18,430	$20,013

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three and nine months ended September 30, 2006, EIHI did not experience any declines in investment securities that were determined to be other-than-temporary. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. EIHI generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

Fixed income securities. A fixed income security generally is written down if EIHI is unable to hold or otherwise intends to sell a security with an unrealized loss, or if it is probable that it will be unable to collect all amounts due according to the contracted terms of a debt security not impaired at acquisition. A fixed maturity security review for collectibility is done if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80% of amortized cost due to deterioration in credit quality.

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of September 30, 2006 deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

September 30, 2006
Workers’ compensation segment:
Deferred policy acquisition costs	$1,052
Unearned premium reserves	$25,052

Specialty reinsurance segment:
Deferred policy acquisition costs	$1,084
Unearned premium reserves	$5,455

Segregated portfolio cell segment:
Deferred policy acquisition costs	$1,390
Unearned premium reserves	$9,775

Benefit Plan Liabilities

ELH sponsors a defined benefit pension plan and a defined benefit postretirement life and health plan (collectively referred to as the benefit plans) for its eligible employees. The estimated liability related to the benefit plans is developed using various assumptions selected by management. Management utilizes the services of external consulting actuaries for purposes of calculating the liability. The assumptions used in estimating the liability include the discount rate, expected rate of return on underlying plan assets, expected future salary increases, and the expected healthcare cost trend. Management evaluates these assumptions on an annual basis, and adjusts them, if necessary, based on current and historical trends in interest rates, investment returns, salary levels, and healthcare costs. Management’s assumptions for the measurement of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Pension Plan		Postretirement Plan
	2006	2005	2006	2005
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected rate of return on assets	6.75%	6.50%	N/A	N/A
Rate of increase in compensation levels	N/A	4.50%	3.50%	4.50%

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that EIHI could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

Reinsurance Recoverables

Amounts recoverable from EIHI reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and loss adjustment expenses are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve EIHI of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and loss adjustment expenses affect the estimates for the ceded portion of these liabilities. EIHI continually monitors the financial condition of its reinsurers.

Recent Accounting Pronouncements

SFAS 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires employers to recognize the funded status of a benefit plan in its statement of financial position, with changes in the funded status occurring during the year reported as a component of other comprehensive income or loss. The funded status of a benefit plan represents the difference between plan assets at fair value and the benefit obligation. For defined benefit pension plans and postretirement benefit plans, the benefit obligation is the projected benefit obligation and accumulated postretirement benefit obligation, respectively. In addition to the above changes, SFAS 158 requires that plan assets and benefit obligations be measured as of the date of an employer’s fiscal year-end. The recognition and disclosure provisions of SFAS 158 is effective for fiscal years ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the end of an employer’s fiscal year-end is effective for fiscal years ending after December 31, 2008. Management has not completed its evaluation of the impact of SFAS 158 on our consolidated financial condition at December 31, 2006. If SFAS 158 had been effective December 31, 2005, the prepaid asset related to our defined benefit pension plan would have decreased $26,000 and our liability related to our defined benefit postretirement plan would have decreased $307,000, resulting in a net increase to accumulated other comprehensive income of $281,000.

SFAS 157

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 clarifies the definition of fair value for purposes of financial reporting, specifies the methods to be used to measure fair value, and requires expanded disclosures related to fair value and financial instruments measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early application is encouraged, provided an entity has not yet issued financial statements for the fiscal year, including interim financial statements. Management is currently evaluating the impact of SFAS 157 on its current fair value disclosures. We expect that SFAS 157 will not have a material effect on our consolidated financial condition or results of operations.

SFAS 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends the accounting requirements for certain financial instruments covered by FASB Statements No. 133 and 140, including financial instruments containing embedded derivatives. SFAS 155 amends FASB Statement No. 133 by permitting fair value remeasurement of any hybrid financial instrument that contains an embedded derivative. Under current accounting guidance contained in FASB Statement No. 133, embedded derivatives must be bifurcated from their host contract and accounted for separately. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election for hybrid financial instruments may also be applied upon adoption of SFAS 155 to those hybrid financial instruments held by an entity and bifurcated under FASB Statement No. 133 prior to the adoption of SFAS 155. Any difference between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument must be recognized as a cumulative effect adjustment to beginning retained earnings. Restatement of prior periods is prohibited. EIHI currently holds convertible debt securities that require bifurcation under FASB Statement No. 133. Management is currently evaluating the impact to its consolidated financial statements of adopting the fair value provisions of SFAS 155 as they relate to EIHI’s convertible bond portfolio.

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

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management has not completed its evaluation of the impact of FIN 48 on EIHI’s consolidated financial condition or results of operations.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended September 30, 2006 and 2005:

	2006	2005
Net premiums written	$29,920	$9,686

Net premiums earned	$26,678	$9,683
Net investment income	2,974	954
Net realized investment gains	711	423
Other revenue	179	327

Consolidated revenue	$30,542	$11,387

The increase in consolidated revenue reflects the acquisition of EHC on June 16, 2006. The increase in net investment income reflects the increase in cash and investments, which increased from $82.2 million at September 30, 2005 to $278.7 million at September 30, 2006, as a result of the acquisition. Other revenue for the three months ended September 30, 2006 represents fees from EIHI’s third party administration operations and cell rental fees from EIHI’s specialty reinsurance segment. Other revenue for the three months ended September 30, 2005 represents sales and marketing fees earned by ELH’s former general agency operations segment.

The components of consolidated net income, by segment, for the three months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Workers’ compensation insurance	$1,096	$—
Group benefits insurance	1,034	962
Specialty reinsurance	323	—
Segregated portfolio cell reinsurance	—	—
Corporate/other	(151)	(351)

Consolidated net income	$2,302	$611

The increase in consolidated net income reflects the acquisition of EHC on June 16, 2006. The corporate/other segment results for the three months ended September 30, 2006 include the results of operations of EIHI, EIHI’s third party administration operations and corporate activities, and ELH’s group medical insurance run-off operations. The corporate/other segment for the three months ended September 30, 2005 include the results of operations of ELH’s former general agency operations and corporate activities, and the group medical insurance run-off operations.

WORKERS’ COMPENSATION INSURANCE

The workers’ compensation insurance segment consists of the operating results of Eastern Alliance and Allied Eastern. Summarized financial results of the workers’ compensation insurance segment are as follows for the three months ended September 30, 2006 (in thousands):

2006
Revenue:
Direct premiums written	$22,546
Reinsurance premiums assumed	48
Ceded premiums written	(8,125)

Net premiums written	14,469
Change in unearned premiums	(3,743)

Net premiums earned	10,726

Net investment income	956
Net realized investment gains	9

Total revenue	$11,691

Expenses:
Loss and loss adjustment expenses	$7,663
Acquisition and other underwriting expenses	458
Other expenses	1,602
Policyholder dividend expense	113

Total expenses	$9,836

Income before income taxes	1,855

Income tax expense	759

Net income	$1,096

Net Income

Net income for the workers’ compensation insurance segment was $1.1 million for the three months ended September 30, 2006 and includes an after-tax charge of $1.3 million related to the amortization of the estimated fair value adjustments (“purchase accounting adjustments”) for the assets and liabilities acquired by EIHI from EHC on June 16, 2006.

Premiums

Direct premiums written for the three months ended September 30, 2006 were $22.5 million. Direct premiums written for traditional business and alternative markets were $17.3 million and $5.2 million for the three months ended September 30, 2006, respectively. Direct written premiums include the impact of 2006 renewal rate decreases of 5.7%, a premium renewal retention rate of 86.0% and a reduction for purchase accounting adjustments of $2.8 million. Audit premiums of $1.3 million were also included in direct premiums written for the three months ended September 30, 2006.

Net premiums written for the three months ended September 30, 2006 were $14.5 million. Net premiums written include traditional production, net of external reinsurance, because alternative markets business is ceded 100% to the segregated portfolio cell reinsurance segment.

Losses and Loss Adjustment Expenses

The workers’ compensation ratios were as follows for the three months ended September 30, 2006:

2006
Loss and loss adjustment expense ratio	71.4%
Expense ratio	19.2%
Policyholders’ dividend ratio	1.1%

Combined ratio	91.7%

Loss and loss adjustment expenses were $7.7 million for the three months ended September 30, 2006 and include a reduction for purchase accounting adjustments of $242,000. The accident period loss and loss adjustment expense ratio was 62.0% for the three months ended September 30, 2006. The calendar period loss and loss adjustment expense ratio was 71.4% in 2006, including 12.9 points related to purchase accounting adjustments recorded to net premiums earned and loss and loss adjustment expenses. Favorable loss reserve development on prior accident years of $600,000 was recorded for the three months ended September 30, 2006. The favorable loss and loss adjustment expense reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate loss and loss adjustment expenses. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2006 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2006. EHC utilizes loss development factors in a variety of actuarial methodologies to estimate its reserves for unpaid losses and loss adjustment expenses in the current accident period and to monitor its recorded ultimate loss and loss adjustment expenses in prior accident periods. For the period from July 1, 2006 to September 30, 2006, EIHI closed 46, or 10.9%, of the 423 open lost time claims as of December 31, 2005. In the aggregate, the claims were closed at amounts lower than the provision established for claims incurred but not reported. Management believes that the realization of the benefits of its return-to-work controls implemented in 2003 coupled with strong economies in its underwriting territories during 2005 and 2006 enabled it to record loss and loss adjustment expenses that were lower than the amount reserved for claim settlements. For the three months ended September 30, 2006, there were no claims that exceeded EIHI’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the three months ended September 30, 2006 were $458,000 and include a reduction for purchase accounting adjustments of $533,000. Acquisition and other underwriting expenses consist of primarily of agent commissions, premium taxes and an assessment accrual equal to one percent of direct written premium for the Security Fund of Pennsylvania. Partially offsetting acquisition and other underwriting expenses are fee-based revenue from the segregated portfolio cell reinsurance segment. Fee based revenue from the alternative markets segment is netted against acquisition and other underwriting expenses. Other expenses were $1.6 million for the three months ended September 30, 2006. The expense ratio was 19.2% for the three months ended September 30, 2006.

Policyholder Dividends

Policyholder dividends were $113,000 for the three months ended September 30, 2006. Dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. In 2006, 9.7% of all policies were written on a dividend policy basis.

Net Investment Income

Net investment income was $1.0 million for the three months ended September 30, 2006.

Net Realized Gains

For the three months ended September 30, 2006, net realized gains were $9,000.

Tax Expense

Income tax expense was $759,000 for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2006 was 40.9%. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to a prior tax return adjustment of $195,000 recorded in the third quarter of 2006.

GROUP BENEFITS INSURANCE

The following table represents the results of operations of the group benefits insurance segment for the three months ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Revenue:
Net premiums earned	$8,263	$9,683
Net investment income	790	860
Net realized investment gains	367	418

Total revenues	9,420	10,961

Expenses:
Loss and loss adjustment expenses	5,009	5,926
Acquisition and other underwriting expenses	1,251	1,705
Other expenses	1,513	1,735

Total expenses	7,773	9,366

Income before income taxes	1,647	1,595

Income tax expense	613	633

Net income	$1,034	$962

Net Income

The increase in net income primarily reflects the improving loss and expense ratios, offset by the decrease in net premiums earned.

Premiums

Net premiums earned, by line of business, for the three months ended September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Dental	$4,810	$5,900
Short-term disability	1,602	1,683
Long-term disability	468	590
Term life	1,383	1,510

Total	$8,263	$9,683

The decrease in net premiums earned reflects the decline in new business sales and a decrease in the renewal retention rate. New business sales during the third quarter of 2006 totaled $1.1 million, compared to sales of $1.3 million for the same period in 2005; however, new business sales in the first six months of 2006 declined $3.1 million, compared to sales for the same period in 2005. The decrease in net premiums earned during the third quarter of 2006, compared to the same period in 2005, also reflects the impact of the decline in sales during the first six months of 2006. The 2006 year-to-date retention rate of 76.8% is 1.2 percentage points lower than the same period in 2005. The lapse rate has continued to improve as the year has progressed, but the impact of higher lapses during the first half of 2006 has negatively impacted net premiums earned in the third quarter.

Net Investment Income

The decrease in net investment income primarily reflects a loss related to limited partnership investments, totaling $50,000.

Net Realized Investment Gains

The net realized gain for the three months ended September 30, 2006 primarily reflects an increase in the fair value of equity call options, totaling $332,000, whereas, the net realized gain for the same period in 2005 primarily reflects investment sale activity.

Losses and Loss Adjustment Expenses

The decrease in losses and loss adjustment expenses reflects the decrease in net premiums earned, the improving loss experience in the dental line of business and favorable claim development in the long-term disability line. The calendar period loss ratios for the three months ended September 30, 2006 and 2005, by line of business, were as follows:

	2006	2005
Dental	62.6%	66.3%
Short-term disability	82.9%	88.7%
Long-term disability	-23.4%	-32.7%
Term life	54.0%	45.7%

Total group benefits	60.6%	61.2%

Dental

The dental loss ratio continues to improve as a result of renewal rate increases and lower claim frequency. Renewal rate increases have averaged 8.4% during 2006. The renewal rate actions have also contributed to the loss of existing business with higher loss ratios. On a year-to-date basis, the loss ratio on lapsed business totaled 82.9%, compared to the loss ratio on retained business of 65.9%.

The accident period loss ratio totaled 69.7% for the three months ended September 30, 2006, compared to 76.1% for the same period in 2005. The third quarter 2005 accident period loss ratio, based on claims paid through September 30, 2006, totaled 67.7%. Premiums per certificate per month (PCPM) increased 5.4% from 2005 to 2006, whereas claims incurred PCPM decreased 0.4%. The accident period loss ratio of 69.7% for the three months ended September 30, 2006 reflects an expected loss ratio of 67.0%, plus a provision for adverse development.

Short-term Disability

The improvement in the short-term disability calendar period loss ratio reflects an improvement in the accident period loss ratio, which decreased from 87.7% for the three months ended September 30, 2005, to 84.7% for the three months ended September 30, 2006. The third quarter 2005 accident period loss ratio, based on claims paid through September 30, 2006, totaled 70.4%. The third quarter 2006 accident period loss ratio reflects increased claim frequency and severity, offset by premium rate increases. The increase in claim frequency primarily reflects the decrease in certificates related to the decline in net premiums earned. Premiums PCPM increased 6.4% from 2005 to 2006, reflecting premium rate increases.

Long-term Disability

The long-term disability loss ratio for the three months ended September 30, 2006 reflects favorable development related to the termination of a prior year claim totaling approximately $400,000. Excluding the impact of this claim, the loss ratio would have been 62.1%.

The negative loss ratio for the three months ended September 30, 2005 reflects the impact of a refinement in the calculation of the long-term disability tabular reserves. Effective July 1, 2005, ELH’s management outsourced the long-term disability claim management function to a third party, including the calculation of the long-term disability tabular reserves. For purposes of calculating the long-term disability tabular reserves, ELH utilized the 1987 Commissioners’ Group Disability Table (1987 CGDT). The third party, however, utilizes a modified version of the 1987 CGDT, which takes certain factors into account earlier in the life of the claim, such as social security offsets and special conditions related to specific claims. As a result of the outsourcing of the long-term disability claim management function and the refinement in the calculation of the long-term disability tabular reserves, ELH management transitioned to the third party’s tabular reserve calculation in the third quarter of 2005. The refinement in the reserve calculation resulted in a decrease in the long-term disability tabular reserves and reduced loss and loss adjustment expenses incurred, by $550,000, for the three months ended September 30, 2005.

Term Life

The increase in the term life loss ratio reflects a 28.3% increase in claim frequency. The increase in claim frequency primarily reflects the decline in exposure, or certificates, from 2005 to 2006.

Acquisition and Other Underwriting Expenses

The decrease in acquisition and other underwriting expenses reflects the decline in direct written premiums and the decrease in sales and marketing fees related to the sale of IBSi.

Other Expenses

The decrease in other expenses reflects management’s expense reduction efforts; however, other expenses increased as a percent of net premiums earned, from 17.9% in 2005 to 18.3% in 2006, reflecting the impact of the decline in net premiums earned.

Tax Expense

The decrease in income tax expense reflects a decrease in the effective tax rate from 39.7% in 2005 to 37.2% in 2006. The effective tax rate in 2006 and 2005 reflects a provision to return adjustment totaling $92,000 and $90,000, respectively.

SPECIALTY REINSURANCE

The specialty reinsurance segment consists primarily of the core operating results of Eastern Re. Summarized financial results of the specialty reinsurance segment are as follows for the three months ended September 30, 2006 (in thousands):

2006
Revenue:
Reinsurance premiums assumed	$2,163

Change in unearned premiums	122

Net premiums earned	$2,285

Net investment income	351
Net realized investment gains	23
Other revenue	136

Total revenue	$2,795

Expenses:
Loss and loss adjustment expenses	$1,938
Acquisition and other underwriting expenses	194
Other expenses	167

Total expenses	$2,299

Income before income taxes	496
Income tax expense	173

Net income	$323

Net Income

Net income for the specialty reinsurance segment was $323,000 for the three months ended September 30, 2006 and includes an after-tax charge of $379,000 related to the amortization of the estimated fair value adjustments (“purchase accounting adjustments”) for the assets and liabilities acquired by EIHI from EHC on June 16, 2006.

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

Reinsurance premiums assumed by program were as follows for the three months ended September 30, 2006 (in thousands):

2006
EnviroGuard	$2,655
EIA liability	1,004
Purchase accounting adjustments	(1,496)

Total assumed premiums	$2,163

Losses and Loss Adjustment Expenses

EHC’s specialty reinsurance ratios were as follows for the three months ended September 30, 2006:

2006
Loss and loss adjustment expense ratio	84.8%
Expense ratio	15.8%

Combined ratio	100.6%

Loss and loss adjustment expenses were $1.9 million for the three months ended September 30, 2006. The calendar period loss and loss adjustment expense ratio was 84.8% in 2006, including 34.2 points related to purchase accounting adjustments recorded to net premiums earned for the amortization of the unearned premium reserve.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the three months ended September 30, 2006 were $194,000 and include a reduction for purchase accounting adjustments of $946,000, or 18.6 points on the expense ratio. As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the three months ended September 30, 2006, the ceding commission paid to the primary insurer was 30.0%. Other expenses of $167,000 were incurred for the three months ended September 30, 2006. Other expenses consist primarily of accounting, banking, management services and legal fees.

Net Investment Income

Net investment income was $351,000 for the three months ended September 30, 2006.

Net Realized Gains

For the three months ended September 30, 2006, net realized gains were $23,000.

Tax Expense

Income tax expense was $173,000 for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2006 was 34.9%. Specialty reinsurance is underwritten by Eastern Re, a Cayman domiciled reinsurer. Eastern Re has received an undertaking from the Cayman Islands government exempting them from all local income, profits and capital gains taxes until February 14, 2026. Eastern Re has remained a Cayman Islands corporation after the purchase of EHC by EIHI, however, it is now controlled indirectly by EIHI, which is a Pennsylvania corporation. As a result, under applicable federal income tax laws and regulations, Eastern Re is deemed a controlled foreign corporation and its earnings subsequent to June 16, 2006 are subject to United States federal income taxes.

SEGREGATED PORTFOLIO CELL REINSURANCE

Summarized financial results of the segregated portfolio cell reinsurance segment are as follows for the three months ended September 30, 2006 (in thousands):

2006
Revenue:
Reinsurance premiums assumed	$5,293
Ceded premiums written	(268)

Net premiums written	5,025
Change in unearned premiums	379

Net premiums earned	5,404
Net investment income	234
Net realized investment gains	315

Total revenue	$5,953

Expenses:
Loss and loss adjustment expenses	$2,823
Acquisition and other underwriting expenses	1,197
Other expenses	66
Segregated portfolio dividend expense (1)	1,867

Total expenses	$5,953

Net income (1)	$—

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

Premiums

Reinsurance premiums assumed were $5.3 million for the three months ended September 30, 2006. Reinsurance premiums assumed include the impact of 2006 renewal rate decreases of 4.1%, a premium renewal retention rate of 84.8% and a reduction for purchase accounting adjustments of $1.2 million. Audit premiums of $230,000 were also included in direct premiums written for the three months ended September 30, 2006.

Net premiums written for the three months ended September 30, 2006 were $5.0 million and include an increase of $508,000 related to purchase accounting adjustments.

Losses and Loss Adjustment Expenses

EHC’s segregated portfolio cell operating ratios were as follows for the three months ended September 30, 2006:

2006
Loss and loss adjustment expense ratio	52.2%
Expense ratio	23.4%

Combined ratio	75.6%

Loss and loss adjustment expenses were $2.8 million for the three months ended September 30, 2006. The calendar period loss and loss adjustment expense ratio was 52.2% in 2006, including 5.3 points related to purchase accounting adjustments recorded to net premiums earned.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses were $1.2 million for the three months ended September 30, 2006 and include a reduction of $726,000 for purchase accounting adjustments. Underwriting expenses consist of the ceding commissions due under the reinsurance agreements with Eastern Alliance and/or Allied Eastern. Other expenses consist primarily of accounting, banking and legal fees. The expense ratio of 23.4% for the three months ended September 30, 2006 includes a reduction of 9.2 points related to purchase accounting adjustments. The expense ratio, without regard to the aforementioned purchase accounting adjustments, is consistent with the contractual ceding commissions for this period.

Segregated Portfolio Dividend Expense

Segregated portfolio dividend expense was $1.9 million for the three months ended September 30, 2006. The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The corporate/other segment consists of the results of operations of EIHI, EIHI’s third party administration operations, Eastern Services, Global Alliance, and ELH’s group medical insurance run-off operations for the three months ended September 30, 2006. This segment also includes certain eliminations necessary to reconcile the segment information to the consolidated statements of operations. For the three months ended September 30, 2005, the corporate/other segment consists of the results of operations of ELH’s former general agency operations, group medical insurance run-off operations, and certain corporate activities of ELH.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the nine months ended September 30, 2006 and 2005:

	2006	2005
Net premiums written	$48,043	$29,351

Net premiums earned	$45,859	$29,342
Net investment income	5,269	2,816
Net realized investment gains	1,632	336
Other revenue	202	874

Consolidated revenue	$52,962	$33,368

The increase in consolidated revenue reflects the acquisition of EHC on June 16, 2006. The increase in net investment income reflects the increase in cash and investments, which increased from $82.2 million at September 30, 2005 to $278.7 million at September 30, 2006, as a result of the acquisition. Other revenue for the nine months ended September 30, 2006 represents fees from EIHI’s third party administration operations and cell rental fees from EIHI’s specialty reinsurance segment for the period from June 17, 2006 to September 30, 2006. Other revenue for the nine months ended September 30, 2005 represents sales and marketing fees earned by ELH’s former general agency operations segment.

The components of consolidated net income (loss) by segment, for the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Workers’ compensation insurance	$1,251	$—
Group benefits insurance	3,070	649
Specialty reinsurance	403	—
Segregated portfolio cell reinsurance	—	—
Corporate/other	(975)	(1,151)

Consolidated net income (loss)	$3,749	$(502)

The increase in consolidated net income reflects the acquisition of EHC on June 16, 2006. The corporate/other segment results for the nine months ended September 30, 2006 include the results of operations of EIHI and EIHI’s third party administration operations and corporate activities for the period from June 17, 2006 to September 30, 2006, and ELH’s group medical insurance run-off operations and corporate activities for the nine months ended September 30, 2006. The corporate/other segment for the nine months ended September 30, 2005 include the results of operations of ELH’s former general agency operations and corporate activities, and the group medical insurance run-off operations.

WORKERS’ COMPENSATION INSURANCE

The workers’ compensation insurance segment consists of the operating results of Eastern Alliance and Allied Eastern. Summarized financial results of the workers’ compensation insurance segment are as follows for the period from June 17, 2006 to September 30, 2006 (in thousands):

2006
Revenue:
Direct premiums written	$24,071
Reinsurance premiums assumed	51
Ceded premiums written	(8,783)

Net premiums written	15,339

Change in unearned premiums	(3,514)

Net premiums earned	11,825

Net investment income	1,110
Net realized investment gains	9

Total revenue	$12,944

Expenses:
Loss and loss adjustment expenses	$8,418
Acquisition and other underwriting expenses	443
Other expenses	1,820
Policyholder dividend expense	184

Total expenses	$10,865

Income before income taxes	2,079

Income tax expense	828

Net income	$1,251

Net Income

Net income for the workers’ compensation insurance segment was $1.3 million for the period from June 17, 2006 to September 30, 2006 and includes an after-tax charge of $1.5 million related to the amortization of the estimated fair value adjustments (“purchase accounting adjustments”) for the assets and liabilities acquired by EIHI from EHC on June 16, 2006.

Premiums

Direct premiums written for the period from June 17, 2006 to September 30, 2006 were $24.1 million. Direct premiums written for traditional business and alternative markets were $18.6 million and $5.5 million for the period from June 17, 2006 to September 30, 2006, respectively. Direct written premiums include the impact of 2006 renewal rate decreases of 5.7%, a premium renewal retention rate of 86.0% and a reduction for purchase accounting adjustments of $3.2 million. Audit premiums of $1.3 million were also included in direct premiums written for the period from June 17, 2006 to September 30, 2006.

Net premiums written for the period from June 17, 2006 to September 30, 2006 were $15.3 million. Net premiums written include traditional production, net of external reinsurance, because alternative markets business is ceded 100% to the segregated portfolio cell reinsurance segment.

Losses and Loss Adjustment Expenses

The workers’ compensation ratios were as follows for the period from June 17, 2006 to September 30, 2006:

2006
Loss and loss adjustment expense ratio	71.2%
Expense ratio	19.1%
Policyholders’ dividend ratio	1.6%

Combined ratio	91.9%

Loss and loss adjustment expenses were $8.4 million for the period from June 17, 2006 to September 30, 2006 and include a reduction for purchase accounting adjustments of $280,000. The accident period loss and loss adjustment expense ratio was 62.0% for the period from June 17, 2006 to September 30, 2006. The calendar period loss and loss adjustment expense ratio was 71.2% in 2006, including 12.9 points related to purchase accounting adjustments recorded to net premiums earned and loss and loss adjustment expenses. Favorable loss reserve development on prior accident years of $600,000 was recorded for the period from June 17, 2006 to September 30, 2006. The favorable loss and loss adjustment expense reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate loss and loss adjustment expenses. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2006 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2006. EHC utilizes loss development factors in a variety of actuarial methodologies to estimate its reserves for unpaid losses and loss adjustment expenses in the current accident period and to monitor its recorded ultimate loss and loss adjustment expenses in prior accident periods. For the period from July 1, 2006 to September 30, 2006, EIHI closed 46, or 10.9%, of the 423 open lost time claims as of December 31, 2005. In the aggregate, the claims were closed at amounts lower than the provision established for claims incurred but not reported. Management believes that the realization of the benefits of its return-to-work controls implemented in 2003 coupled with strong economies in its underwriting territories during 2005 and 2006 enabled it to record loss and loss adjustment expenses that were lower than the amount reserved for claim settlements. For the period from June 17, 2006 to September 30, 2006, there were no claims that exceeded EIHI’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the period from June 17, 2006 to September 30, 2006 were $443,000 and include a reduction for purchase accounting adjustments of $616,000. Acquisition and other underwriting expenses consist of primarily of agent commissions, premium taxes and an assessment accrual equal to one percent of direct written premium for the Security Fund of Pennsylvania. Partially offsetting acquisition and other underwriting expenses are fee-based revenue from the segregated portfolio cell reinsurance segment. Fee based revenue from the alternative markets segment is netted against acquisition and other underwriting expenses. Other expenses were $1.8 million for the period from June 17, 2006 to September 30, 2006. The expense ratio was 19.1% for the period from June 17, 2006 to September 30, 2006.

Policyholder Dividends

Policyholder dividends were $184,000 for the period from June 17, 2006 to September 30, 2006. Dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. In 2006, 9.7% of all policies were written on a dividend policy basis.

Net Investment Income

Net investment income was $1.1 million for the period from June 17, 2006 to September 30, 2006.

Net Realized Gains

For the period from June 17, 2006 to September 30, 2006, net realized gains were $9,000.

Tax Expense

For the period from June 17, 2006 to September 30, 2006, tax expense totaled $828,000.

GROUP BENEFITS INSURANCE

The following table represents the results of operations of the group benefits insurance segment for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006	2005
Revenue:
Net premiums earned	$25,243	$29,342
Net investment income	2,734	2,607
Net realized investment gains	1,318	332

Total revenue	29,295	32,281

Expenses:
Loss and loss adjustment expenses	15,959	20,811
Acquisition and other underwriting expenses	3,824	5,151
Other expenses	4,758	5,197

Total expenses	24,541	31,159

Income before income taxes	4,754	1,122
Income tax expense	1,684	473

Net income	$3,070	$649

Net Income

The increase in net income reflects an improvement in the loss ratio, a decrease in the expense ratio from 35.3% to 34.0%, and an increase in net realized investment gains, offset by the decrease in net premiums earned.

Premiums

Net premiums earned, by line of business, for the nine months ended September 30, 2006 and 2005 were as follows ( in thousands):

	2006	2005
Dental	$14,699	$17,970
Short-term disability	4,865	4,974
Long-term disability	1,456	1,832
Term life	4,223	4,566

Total	$25,243	$29,342

The decrease in net premiums earned reflects the decline in new business sales and the decrease in the renewal retention rate.

Net Investment Income

Net investment income remained relatively consistent from 2005 to 2006. The change primarily reflects a gain from limited partnership investments, totaling $146,000, for the nine months ended September 30, 2006, compared a gain of $67,000 for the nine months ended September 30, 2005.

Net Realized Investment Gains

The increase in net realized investment gains primarily reflects a gain recognized on the sale of a common stock security, totaling $716,000, and a gain on equity call options, totaling $241,000, for the nine months ended September 30, 2006, compared to a loss on equity call options of $356,000 for the nine months ended September 30, 2005.

Losses and Loss Adjustment Expenses

The decrease in losses and loss adjustment expenses primarily reflects improving loss experience in the dental line of business, favorable claim development in the long-term disability line, and lower severity and frequency in the term life line. The calendar period loss ratios for the nine months ended September 30, 2006 and 2005, by line of business, were as follows:

	2006	2005
Dental	64.1%	70.7%
Short-term disability	75.3%	78.3%
Long-term disability	32.9%	56.8%
Term life	55.4%	68.1%

Total group benefits	63.2%	70.9%

Dental

The improvement in the calendar period dental loss ratio reflects an improvement in the accident period loss ratio and the release of prior year reserves totaling $535,000, which reduced the loss ratio by 3.6%.

The accident period loss ratio for the nine months ended September 30, 2006 totaled 67.8%, compared to 73.9% for the same period in 2005. The 2005 accident period loss ratio, based on claims paid through September 30, 2006, totaled 71.0%. The improvement in the accident period loss ratio reflects average renewal rate increases of 8.4% and a reduction in claim frequency of 4.9%.

Short-term Disability

The improvement in the calendar period short-term disability loss ratio reflects favorable development on prior year reserves totaling $340,000, which reduced the loss ratio by 7.0%, offset by an increase in the accident period loss ratio.

The accident period loss ratio for the nine months ended September 30, 2006 totaled 82.2%, compared to 80.0% for the same period in 2005. The 2005 accident period loss ratio, based on claims paid through September 30, 2006, totaled 75.3%. The increase in the accident period loss ratio reflects an increase in claim frequency and severity of 4.3% and 4.9%, respectively. The increase in claim frequency primarily reflects the decrease in certificates related to the decline in net premiums earned. The increase in claim frequency and severity was partially offset by premium rate increases, which increased premiums PCPM 6.9% from 2005 to 2006.

Long-term Disability

The improvement in the long-term disability loss ratio reflects favorable development on prior year tabular reserves, primarily related to claim terminations, and a decrease in new claims. There were 60 claim terminations for the nine months ended September 30, 2006, compared to 41 terminations for the same period in 2005. There were 51 new claims for the nine months ended September 30, 2006, compared to 65 new claims for the same period in 2005.

Term Life

The improvement in the term life loss ratio reflects a decrease in premium waiver claim frequency, prior year waiver claim terminations, and a decrease in life claim severity. Premium waiver claim frequency decreased 62.4% from 2005 to 2006. New waiver claims decreased from 29 in 2005 to 10 in 2006. There were 18 terminated waiver claims (representing reserves totaling $357,000) for the nine months ended September 30, 2006, compared to 12 terminated claims (representing reserves totaling $145,000) for the same period in 2005.

Acquisition and Other Underwriting Expenses

The decrease in acquisition and other underwriting expenses reflects the decline in direct premiums written and a decrease in sales and marketing fees totaling $655,000 related to the sale of IBSi.

Other Expenses

The decrease in other expenses reflects management’s expense reduction efforts; however, other expenses increased as a percent of net premiums earned, from 17.7% in 2005 to 18.9% in 2006, reflecting the impact of the decline in net premiums earned.

Tax Expense

The increase in income tax expense reflects the increase in pre-tax income, offset by a decrease in the effective tax rate from 42.2% in 2005 to 35.4% in 2006. The effective tax rate in 2006 and 2005 reflects a provision to return adjustment totaling $92,000 and $90,000, respectively.

SPECIALTY REINSURANCE

The specialty reinsurance segment consists primarily of the core operating results of Eastern Re. Summarized financial results of the specialty reinsurance segment are as follows for the period from June 17, 2006 to September 30, 2006 (in thousands):

2006
Revenue:
Reinsurance premiums assumed	$2,430

Change in unearned premiums	181

Net premiums earned	$2,611

Net investment income	430
Net realized investment losses	(7)
Other revenue	147

Total revenue	$3,181

Expenses:
Loss and loss adjustment expenses	$2,180
Acquisition and other underwriting expenses	190
Other expenses	192

Total expenses	$2,562

Income before income taxes	619
Income tax expense	216

Net income	$403

Net Income

Net income for the specialty reinsurance segment was $403,000 for the period from June 17, 2006 to September 30, 2006 and includes an after-tax charge of $384,000 related to the amortization of the estimated fair value adjustments (“purchase accounting adjustments”) for the assets and liabilities acquired by EIHI from EHC on June 16, 2006.

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

Reinsurance premiums assumed by program were as follows for the period from June 17, 2006 to September 30, 2006 (in thousands):

2006
EnviroGuard	$2,972
EIA liability	1,124
Purchase accounting adjustments	(1,666)

Total assumed premiums	$2,430

Losses and Loss Adjustment Expenses

EHC’s specialty reinsurance ratios were as follows for the period from June 17, 2006 to September 30, 2006:

2006
Loss and loss adjustment expense ratio	83.5%
Expense ratio	14.6%

Combined ratio	98.1%

Loss and loss adjustment expenses were $2.2 million for the period from June 17, 2006 to September 30, 2006. The calendar period loss and loss adjustment expense ratio was 83.5% in 2006, including 34.2 points related to purchase accounting adjustments recorded to net premiums earned.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the period from June 17, 2006 to September 30, 2006 were $190,000 and include a reduction for purchase accounting adjustments of $1.1 million. As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the period from June 17, 2006 to September 30, 2006, the ceding commission paid to the primary insurer was 30.0%. Other expenses of $192,000 were incurred for the period from June 17, 2006 to September 30, 2006. Other expenses consist primarily of accounting, banking, management services and legal fees.

Net Investment Income

Net investment income was $430,000 for the period from June 17, 2006 to September 30, 2006.

Net Realized Losses

For the period from June 17, 2006 to September 30, 2006, net realized losses were $7,000.

Tax Expense

Income tax expense was $216,000 for the period from June 17, 2006 to September 30, 2006. The effective tax rate for the period from June 17, 2006 to September 30, 2006 was 34.9%. Specialty reinsurance is underwritten by Eastern Re, a Cayman domiciled reinsurer. Eastern Re has received an undertaking from the Cayman Islands government exempting them from all local income, profits and capital gains taxes until February 14, 2026. Eastern Re has remained a Cayman Islands corporation after the purchase of EHC by EIHI, however, it is now controlled indirectly by EIHI, which is a Pennsylvania corporation. As a result, under applicable federal income tax laws and regulations, Eastern Re is deemed a controlled foreign corporation and its earnings subsequent to June 16, 2006 are subject to United States federal income taxes.

SEGREGATED PORTFOLIO CELL REINSURANCE

Summarized financial results of the segregated portfolio cell reinsurance segment are as follows for the period from June 17, 2006 to September 30, 2006 (in thousands):

2006
Revenue:
Reinsurance premiums assumed	$5,437
Ceded premiums written	(382)

Net premiums written	5,055

Change in unearned premiums	1,125

Net premiums earned	6,180

Net investment income	277

Net realized investment gains	315

Total revenue	$6,772

Expenses:
Loss and loss adjustment expenses	$3,295
Acquisition and other underwriting expenses	1,379
Other expenses	69
Segregated portfolio dividend expense (1)	2,029

Total expenses	$6,772

Net income (1)	$—

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/third party administration segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

Premiums

Reinsurance premiums assumed were $5.4 million for the period from June 17, 2006 to September 30, 2006. Reinsurance premiums assumed include the impact of 2006 renewal rate decreases of 4.1%, a premium renewal retention rate of 84.8% and a reduction for purchase accounting adjustments of $1.3 million. Audit premiums of $230,000 were also included in direct premiums written for the period from June 17, 2006 to September 30, 2006.

Net premiums written for the period from June 17, 2006 to September 30, 2006 were $5.1 million and include an increase of $508,000 related to purchase accounting adjustments.

Losses and Loss Adjustment Expenses

EHC’s segregated portfolio cell operating ratios were as follows for the period from June 17, 2006 to September 30, 2006:

2006
Loss and loss adjustment expense ratio	53.3%
Expense ratio	23.4%

Combined ratio	76.7%

Loss and loss adjustment expenses were $3.3 million for the period from June 17, 2006 to September 30, 2006. The calendar period loss and loss adjustment expense ratio was 53.3% in 2006, including 5.3 points related to purchase accounting adjustments recorded to net premiums earned.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses were $1.4 million for the period from June 17, 2006 to September 30, 2006 and include a reduction of $839,000 for purchase accounting adjustments. Underwriting expenses consist of the ceding commissions due under the reinsurance agreements with Eastern Alliance and/or Allied Eastern. Other expenses consist primarily of accounting, banking and legal fees. The expense ratio of 23.4% for the period from June 17, 2006 to September 30, 2006 includes a reduction of 9.2 points related to purchase accounting adjustments. The expense ratio, without regards to the aforementioned purchase accounting adjustments, is consistent with the contractual ceding commissions for this period.

Segregated Portfolio Dividend Expense

Segregated portfolio dividend expense was $2.0 million for the period from June 17, 2006 to September 30, 2006. The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The corporate/other segment for the nine months ended September 30, 2006 consists of the results of operations of EIHI, EIHI’s third party administration operations, Eastern Services, and Global Alliance for the period from June 17, 2006 to September 30, 2006, and ELH’s group medical insurance run-off operations and corporate activities for the nine months ended September 30, 2006. This segment also includes certain eliminations necessary to reconcile the segment information to the consolidated statements of operations. For the nine months ended September 30, 2005, the corporate/other segment consists of the results of operations of ELH’s former general agency operations, group medical insurance run-off operations, and certain corporate activities of ELH.

Consolidated Financial Position

The consolidated financial position at September 30, 2006 reflects the financial position of EIHI and its wholly-owned subsidiaries, whereas the consolidated financial position at December 31, 2005 reflects the financial position of EIHI prior to its acquisition of EHC.

Consolidated assets totaled $368.4 million at September 30, 2006, compared to $111.2 million at December 31, 2005. The increase primarily reflects the acquisition of EHC on June 16, 2006 and the proceeds from the initial public offering.

Consolidated liabilities totaled $199.9 million at September 30, 2006, compared to $49.1 million at December 31, 2005. The increase primarily reflects the acquisition of EHC on June 16, 2006.

Consolidated equity totaled $168.5 million at September 30, 2006, compared to $62.1 million at December 31, 2005. The increase reflects the acquisition of EHC on June 16, 2006, proceeds from the initial public offering, and net income of $3.5 million for the nine months ended September 30, 2006, offset by the unearned ESOP compensation.

Liquidity and Capital Resources

EIHI’s principal sources of cash are premiums, investment income, and proceeds from the sale and maturity of investments. EIHI’s primary uses of cash are claims, commissions, operating expenses, and the purchase of investments.

The investment portfolios of EIHI’s insurance subsidiaries are structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. As of September 30, 2006, the effective duration of EHC’s and ELH’s investment portfolios was 3.62 years and 2.43 years, respectively. Currently, claim payments are made from operating cash flows, with excess cash invested in investment securities with maturity dates that match anticipated future claim payments. As securities mature, management intends to invest excess cash with appropriate durations to match anticipated future claim payments. Management does not anticipate having to sell securities in its investment portfolios to fund claims or operating expenses. In the event the sale of securities became necessary, EIHI may incur losses on those sales, which would adversely affect its results of operations and could reduce net investment income.

EIHI has lines of credit available to provide additional liquidity, if needed. EHC has a $2.3 million line of credit, and Employers Alliance has a $50,000 line of credit. Eastern Re has a $30.0 million letter of credit facility if needed to secure obligations to reinsurers.

EIHI’s domestic insurance subsidiaries’ ability to pay dividends to EIHI is limited by the insurance laws and regulations of Pennsylvania. The maximum dividend that the domestic insurance entities may pay without prior approval from the Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement.

Cash Flows

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Cash flows from (used in) operating activities	$9,024	$(1,257)
Cash flows used in investing activities	(21,716)	(1,775)
Cash flows from financing activities	60,399	—

Net increase (decrease) in cash and cash equivalents	$47,707	$(3,032)

The improvement in cash flow from 2005 to 2006 reflects the proceeds from the initial public offering and the acquisition of EHC. Cash flows for the nine months ended September 30, 2005 reflect the results of EIHI prior to the initial public offering and the acquisition of EHC.

Cash flows from operating activities, excluding intercompany transactions, for the nine months ended September 30, 2006 reflect positive cash flows at EHC and ELH totaling $5.7 million and $704,000, respectively.

Cash flows from investing activities primarily reflect the reinvestment of investment income and proceeds from maturities and the investment of excess cash from operating activities.

Cash flows from financing activities reflect the proceeds from the initial public offering totaling $62.1 million, offset by the paydown of EHC’s outstanding loan payable, totaling $1.7 million.

Off-Balance Sheet Arrangements

EIHI has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of September 30, 2006, future effect on EIHI’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

EIHI is subject to market risk with respect to its fixed income investment portfolios. The most significant components of market risk affecting EIHI are credit risk and interest rate risk. EIHI is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of EIHI’s invested assets are invested in equity securities (approximately 3.3% as of September 30, 2006), EIHI does not believe that its exposure to equity risk is significant.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Title
2.1	Second Amended Plan of Conversion from Mutual to Stock Organization of Eastern Life and Health Insurance Company adopted March 17, 2005, as amended June 9, 2005 and November 17, 2005. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

2.2	Agreement and Plan of Reorganization dated March 17, 2005, between and among Eastern Life and Health Insurance Company, Eastern Insurance Holdings, Inc., and Eastern Holding Company, Ltd. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (incorporated by reference herein to the Company’s Registration Statement on Form S-1, SEC File No. 333-128913.)

31.1	Certification of President and Chief Operating Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of President and Chief Operating Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: November 9, 2006	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Operating Officer

Dated: November 9, 2006	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer