Form 10-Q
period 2007-03-31
Eastern Insurance Holdings, Inc.
filed 2007-05-10
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2007,

or

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 9, 2007
COMMON STOCK (No par Value)	11,523,189
(Title of Class)	(Outstanding Shares)

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited) March 31 2007	December 31 2006
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $201,767; $201,226)	$204,570	$204,444
Convertible bonds, at estimated fair value (amortized cost, $12,441; $—)	13,850	—
Equity securities, at estimated fair value (cost, $16,086; $17,027)	16,705	18,219
Equity call options, at estimated fair value (cost, $—; $2,230)	—	3,318
Other long-term investments	10,271	11,604

Total investments	245,396	237,585

Cash and cash equivalents	49,195	50,703
Accrued investment income	2,376	2,236
Premiums receivable (net of allowance, $559; $558)	34,906	23,225
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	27,995	27,525
Deferred acquisition costs	7,308	4,501
Deferred income taxes, net	3,643	2,696
Intangible assets	7,675	8,110
Goodwill	5,140	5,140
Other assets	6,630	6,485

Total assets	$390,264	$368,206

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$127,306	$126,467
Unearned premium reserves	50,289	34,600
Advance premium	1,333	1,755
Accounts payable and accrued expenses	6,908	7,187
Ceded reinsurance balances payable	7,303	5,623
Benefit plan liabilities	312	324
Dividends payable	9,516	8,560
Federal income taxes payable	2,734	1,902
Junior subordinated debentures	8,044	8,044

Total liabilities	213,745	$194,462

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued and outstanding—11,531,310 and 11,351,048, respectively	—	—
Unearned ESOP compensation	(6,917)	(7,101)
Additional paid in capital	108,890	108,502
Treasury stock, at cost (66,413 shares)	(961)	—
Retained earnings	73,039	69,483
Accumulated other comprehensive income, net	2,468	2,860

Total shareholders’ equity	176,519	173,744

Total liabilities and shareholders’ equity	$390,264	$368,206

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2007 and 2006

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
REVENUE
Net premiums earned	$29,129	$8,659
Net investment income	2,980	999
Net realized investment gains	724	864
Other revenue	182	—

Total revenue	33,015	10,522

EXPENSES
Losses and loss adjustment expenses incurred	17,940	5,683
Acquisition and other underwriting expenses	3,349	1,322
Other expenses	5,456	2,362
Amortization of intangibles	435	—
Policyholder dividend expense	101	—
Segregated portfolio dividend expense	722	—

Total expenses	28,003	9,367

Income before income taxes	5,012	1,155
Income tax expense	1,861	460

Net income	$3,151	$695

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period, net of tax	627	(230)
Amortization of unrecognized benefit plan amounts, net of tax of $3	5	—
Less: Reclassification adjustment for gains included in net income, net of tax of $333 and $82	619	158

Other comprehensive income (loss)	13	(388)

Comprehensive income	$3,164	$307

Three Months Ended March 31, 2007
Earnings per share (See Note 5):
Net income	$3,151
Basic earnings per share	$0.30
Diluted earnings per share	$0.29

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2007 and 2006

(Unaudited, in thousands, except share data)

	Outstanding Shares		Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
	Series A Preferred Stock	Common Capital Stock
Balance, January 1, 2007	—	11,351,048	$—	$(7,101)	$108,502	$—	$69,483	$2,860	$173,744
Adoption of SFAS 155	—	—	—	—	—	—	405	(405)	—
ESOP shares released	—	—	—	184	88	—	—	—	272
Issuance of stock awards	—	246,675	—	—	300	—	—	—	300
Repurchase of common stock	—	(66,413)	—	—	—	(961)	—	—	(961)

Net income	—	—	—	—	—	—	3,151	—	3,151
Other comprehensive income, net of tax	—	—	—		—	—	—	13	13

Balance, March 31, 2007	—	11,531,310	$—	$(6,917)	$108,890	$(961)	$73,039	$2,468	$176,519

	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2006	—	—	$—	$—	$—	$—	$61,205	$904	$62,109

Net income	—	—	—	—	—	—	695	—	695
Other comprehensive income, net of tax	—	—	—		—	—	—	(388)	(388)

Balance, March 31, 2006	—	—	$—	$—	$—	$—	$61,900	$516	$62,416

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited, in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$3,151	$695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	104	37
Amortization of bond premium/discount	246	59
Gain on sale of investments	(1,021)	(956)
Unrealized loss on equity call options	—	92
Unrealized loss on convertible bonds	297	—
Equity in loss (income) of limited partnerships	33	(105)
Loss on disposal of property and equipment	—	1
Recognition of deferred gain on sale of building	—	(29)
Deferred tax (benefit) provision	(1,102)	143
Stock compensation	572	—
Intangible asset amortization	435	—
Changes in assets and liabilities:
Accrued investment income	(140)	50
Premiums receivable	(11,681)	35
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(470)	(70)
Deferred acquisition costs	(2,807)	—
Other assets	(1,052)	(158)
Reserves for unpaid losses and loss adjustment expenses	839	(603)
Unearned and advance premium	15,267	(67)
Ceded reinsurance balances payable	1,680	19
Accounts payable and accrued expenses	(279)	185
Dividends payable	956	—
Benefit plan liabilities	(19)	(35)
Federal income taxes recoverable/payable	873	203

Net cash provided by (used in) operating activities	5,882	(504)

Cash flows from investing activities:
Purchase of fixed income securities	(36,578)	(4,420)
Purchase of equity securities	(1,702)	—
Purchase of other long-term investments	(1,400)	(800)
Proceeds from sale of fixed income securities	22,828	2,035
Proceeds from maturities/calls of fixed income securities	4,486	2,825
Proceeds from equity securities	3,349	—
Purchase of other long-term investments	1,782	—
Change in unsettled investment purchases and sales	888	—
Principal payments received on mortgage loans	3	8
Purchase of equipment, net	(85)	—

Net cash used in investing activities	(6,429)	(352)

Cash flows from financing activities:
Repurchase of common stock	(961)	—

Net cash used in financing activities	(961)	—

Net decrease in cash and cash equivalents	(1,508)	(856)
Cash and cash equivalents, beginning of period	50,703	4,699

Cash and cash equivalents, end of period	$49,195	$3,843

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,000	$135
Cash paid for interest	$152	$—

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) was formed by Eastern Life and Health Insurance Company (“ELH”), formerly Educators Mutual Life Insurance Company, for the purpose of converting from a mutual life and health insurance company to a stock life and health insurance company. On June 16, 2006, EIHI completed its common stock offering and ELH completed its conversion from a mutual company to a stock company and became a wholly-owned subsidiary of EIHI. In the common stock offering, EIHI sold 7,475,000 shares of its common stock at a price of $10.00 per share, raising gross proceeds of $74.8 million. Direct expenses of the offering were $5.2 million and were recorded as a direct reduction of additional paid-in capital.

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

These segments are more fully described in Note 9.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on April 2, 2007.

All inter-company transactions and related account balances have been eliminated in consolidation.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amount of reported assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the unaudited interim consolidated financial statements include reserves for unpaid losses and loss adjustment expenses, earned but unbilled premium, deferred acquisition costs, return premiums under reinsurance contracts, and current and deferred income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all investments with original maturity dates of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows. The carrying amount of cash equivalents approximates their fair value.

Investments

Fixed Income Securities

The Company’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. Fixed income securities include publicly traded and private placement bonds. The estimated fair value of publicly traded bonds is determined based on quoted market prices obtained through an independent pricing service or independent broker. The estimated fair value of private placement bonds is determined using valuation models, taking into consideration the securities’ coupon rate, maturity date, and other pertinent features.

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. The Company monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. The Company performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. At the time a security is determined to be other-than- temporarily impaired, the Company reduces the book value of the security to the current estimated fair value and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Convertible Bond Securities

The Company adopted Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”, on January 1, 2007. Prior to January 1, 2007, the Company accounted for its convertible bond securities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and bifurcated the equity call option, or embedded derivative, from the convertible bond security, or host contract. Under

SFAS 133, the change in the fair value of the equity call option was reported as a realized gain in the Company’s consolidated statement of operations and comprehensive income (loss) and the change in the fair value of the convertible bond security was reported as an unrealized gain or loss in accumulated other comprehensive income, net of tax. Upon adoption of SFAS 155, the Company elected to fair value its convertible bond securities, and future changes in the fair value of the Company’s convertible bond securities will be reported as a realized gain or loss in the consolidated statement of operations and comprehensive income (loss). The adoption of SFAS 155 was reported as a cumulative effect adjustment to beginning shareholders’ equity and resulted in a reclassification between retained earnings and accumulated other comprehensive income of $405. The carrying value of the Company’s convertible bond securities did not change as a result of adopting SFAS 155.

SFAS 155 prohibits restatement of prior years’ financial statements. As a result, the Company’s consolidated balance sheet as of December 31, 2006 has not been adjusted to reflect the adoption of SFAS 155. The following table provides the impact to the Company’s consolidated balance sheet as of December 31, 2006 under SFAS 155 (unaudited, in thousands).

	As Reported	Adjustment	Balance Under SFAS 155
Fixed income securities	$204,444	$(10,227)	$194,217
Convertible bonds	$—	$13,545	$13,545
Equity call options	$3,318	$(3,318)	$—
Retained earnings	$69,483	$405	$69,888
Accumulated other comprehensive income, net	$2,860	$(405)	$2,455

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

Realized gains or losses are based on cost and are computed using the specific identification method. The Company monitors its equity securities for unrealized losses that appear to be other-than-temporary. The Company performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. At the time a security is determined to be other-than-temporarily impaired, the Company reduces the cost of the security to the current estimated fair value and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

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

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of March 31, 2007 totaled $1.5 million.

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

Reinsurance premiums assumed by the Company’s specialty reinsurance segment are estimated based on information provided by the ceding company. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are reported. These premiums are earned over the terms of the related reinsurance contracts.

Other Revenue

Other revenue primarily consists of service revenues related to claims adjusting and risk management services. Claims adjusting and risk management service revenue is earned over the term of the related contracts in proportion to the actual services rendered.

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

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of 3%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $3.1 million as of March 31, 2007.

A liability is established for the estimated unpaid losses and LAE of the Company’s group benefits insurance segment as follows:

•

The liability for reported but unpaid long-term disability claims is calculated using the 1987 Commissioners Group Disability Table. The long-term disability reserves are discounted based on the expected rate of return of ELH’s fixed income portfolio in the year that the claim was incurred. The discount rate for claims incurred in 2007 and 2006 was 5.25% and 4.75%, respectively. The liability for incurred but not reported claims is estimated on a policy-by-policy basis, taking into consideration average monthly premium, policy elimination periods, and an expected loss ratio.

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

The methods used to estimate the reserve for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserve for unpaid losses and LAE is adequate as of March 31, 2007. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of March 31, 2007, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs totaled $2.9 million for the three months ended March 31, 2007. There were no deferred acquisition costs or related amortization as of an for the three months ended March 31, 2006.

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

Eastern Alliance, Allied Eastern and ELH are generally not subject to state income taxes; rather, they are subject to state premium tax in the jurisdictions in which they write business. Employers Alliance and Eastern Services are subject to Pennsylvania state income tax.

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during the three months ended March 31, 2007 and 2006.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax subsequent to June 16, 2006, as a result of the redomestication of EHC.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

Assessments

The Company is subject to state guaranty fund assessments in the Commonwealth of Pennsylvania, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department (the “Insurance Department”) to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Treasury Stock

The Company records the repurchase of shares of its common stock using the cost method. Under the cost method, treasury stock is recorded based on the actual cost of the shares repurchased.

Stock-Based Compensation

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan on December 18, 2006. Under the terms of the Plan, stock awards may be made in the form of incentive stock options, non-qualified stock options or restricted stock. The Company accounts for stock-based compensation in accordance with SFAS 123R, “Share-Based Payment”. In accordance with SFAS 123R, the Company records compensation expense based on the fair value of the stock award on the grant date using the straight-line attribution method.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three months ended March 31, 2007 were as follows (unaudited, in thousands, except share data):

As of and for the Three Months Ended March 31, 2007
Suspense shares	710,125
Allocated shares	37,375
Shares committed to be released	18,432
Average price per share	$14.77
Stock compensation expense	$272

As of March 31, 2007, the estimated fair value of unearned ESOP shares were $10.2 million.

Recent Accounting Pronouncements

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to elect to measure certain financial instruments at fair value with changes in fair value being reported in earnings. SFAS 159 can be applied on an instrument-by-instrument basis and is effective for all eligible financial instruments as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Retrospective application to prior years’ financial statements is not permitted. For eligible financial instruments existing at the effective date, and for which an entity elects the fair value option, the first remeasurement to fair value must be recorded as a cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial condition and results of operations.

SFAS 157

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 clarifies the definition of fair value for purposes of financial reporting, specifies the methods to be used to measure fair value, and requires expanded disclosures related to fair value and financial instruments measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early application is encouraged, provided an entity has not yet issued financial statements for the fiscal year, including interim financial statements. Management is currently evaluating the impact of SFAS 157 on its current fair value disclosures. The Company expects that SFAS 157 will not have a material effect on its consolidated financial condition or results of operations.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48,” Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s consolidated financial condition or results of operations. The Company has no uncertain tax positions as of March 31, 2007. All tax years subsequent to December 31, 2002 remain subject to examination by the Internal Revenue Service.

3. Acquisition of EHC

On June 16, 2006, EIHI acquired all of the outstanding common stock of EHC for a purchase price of $78.9 million, which consisted of EIHI issuing 3,876,048 shares of its $10.00 common stock and paying cash of $40.2 million to EHC’s shareholders. The excess of the purchase price over the net fair value of the assets and liabilities acquired was $14.3 million, consisting of identifiable intangible assets of $9.2 million and goodwill of $5.1 million. Direct expenses incurred in connection with the acquisition of EHC were $636.

The following table presents unaudited pro forma income statement information for the three months ended March 31, 2006 as if the stock offering, conversion and acquisition of EHC had taken place on January 1, 2006 (in thousands, except share and per share data):

(Unaudited) Pro Forma Three Months Ended March 31, 2006
2006
Revenue:
Net premiums earned	$25,817
Net investment income	2,464
Net realized investment gains	1,068
Other revenue	133

Total revenue	29,482

Expenses:
Losses and loss adjustment expenses incurred	18,549
Acquisition and other underwriting expenses	1,407
Other expenses	5,651
Amortization of intangibles	501
Policyholder dividend expense	85
Segregated portfolio dividend expense	574

Total expenses	26,767

Income before income taxes	2,715
Income tax expense	1,091

Net income	$1,624

Earnings per share (EPS):
Basic shares outstanding	10,622,236
Basis EPS	$0.15

Diluted shares outstanding	10,928,335
Diluted EPS	$0.15

4. Intangible Assets

The acquisition of EHC resulted in the identification of certain intangible assets. The allocation of the purchase price in excess of the fair value of EHC’s net assets acquired to intangible assets totaled $9.2 million. As of March 31, 2007, intangible assets consisted of the following (unaudited, in thousands):

Intangible Assets with Finite Life	Balance	Accumulated Amortization	Amortization Period
Agency relationships	$1,513	$237	15 years
Renewal rights	5,112	1,275	15 years

	$6,625	$1,512

Intangible Assets with Infinite Life
State insurance licenses	1,050

Total intangible assets	7,675

Amortization expense totaled $435 and $0 for the three months ended March 31, 2007 and 2006, respectively.

5. Earnings Per Share

Basic earnings per share are computed by dividing net income for the three months ended March 31, 2007 by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income for the three months ended March 31, 2007 by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. Stock warrants of 306,099 and restricted stock awards of 11,049 have been included as dilutive potential common shares outstanding. For the three months ended March 31, 2007, there were 848,390 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 were as follows (unaudited, in thousands, except share and per share data):

Three Months Ended March 31, 2007
Consolidated net income	$3,151
Basic shares outstanding	10,641,044
Diluted shares outstanding	10,958,192
Basic earnings per share	$0.30
Diluted earnings per share	$0.29

6. Share Repurchase

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s issued and outstanding shares of common stock. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s 2006 Stock Incentive Plan. As of March 31, 2007, the Company repurchased 66,413 shares at a cost of $961,000, representing a weighted average price of $14.47 per share. Subsequent to March 31, 2007, the Company repurchased an additional 8,121 shares at a cost of $121,923.

7. Stock-Based Compensation

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (the “Plan”) on December 18, 2006. Awards under the Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. At adoption, the Plan initially limited to 299,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. On January 3, 2007, grants of 355,672 non-qualified stock options, 261,016 incentive stock options and 246,675 restricted stock awards were made to employees and non-employee directors. A total of 3,924 stock options were forfeited during the three months ended March 31, 2007. The stock options and restricted stock awards granted on January 3, 2007 vest over a five year period and are not subject to performance criteria. No stock options have vested as of March 31, 2007 and, accordingly, no stock options granted under the Plan have been exercised as of March 31, 2007. Upon exercise, it is anticipated that new shares will be issued to the option holder.

Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 is shown in the following table (unaudited, in thousands).

2007
Stock compensation expense related to:
Stock options	$131
Restricted stock	169

Total related tax benefit	85

Total unrecognized compensation expense	$5,954

The fair values of stock options granted during three months ended March 31, 2007 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

2007
Expected terms (years)	9.76
Expected stock price volatility	35.00%
Risk-free interest rate	4.52%
Expected dividend yield	3.00%
Weighted average fair value per option	$5.06

The expected life shown above was imputed based upon the combination of vesting provisions and the termination, retirement and early exercise assumptions input to the binomial option valuation model. As trading in the Company’s stock began in June 2006, the expected stock price volatility reflects a weighting of the average historical volatility over a 10-year period for 17 comparable companies and the average 6-month implied volatility for those comparable companies with listed options. A yield curve of risk free interest rates was developed for each valuation date based on quoted prices of US Treasury STRIPs.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.

The following table summarizes stock option activity for the three months ended March 31, 2007 (unaudited):

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	—	—	—	—
Granted	616,688	$14.35	—	—
Forfeited	(3,924)	14.35	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding at March 31, 2007	612,764	$14.35	9.76	$379

Exercisable at March 31, 2007	—	—	—	—

The aggregate intrinsic value in the table above is before applicable income taxes, and is based on the Company’s closing stock price of $14.98 on March 31, 2007. As of March 31, 2007, total unrecognized stock-based compensation cost related to non-vested stock options was approximately $2.6 million, which is expected to be recognized over a weighted average period of approximately 57.0 months. All stock options are unvested as of March 31, 2007.

As of March 31, 2007, there were 134,736 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of March 31, 2007 (unaudited):

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	608,840	9.76	$14.35
$14.50	3,924	9.77	14.50

Outstanding at March 31, 2007	612,764	9.76	$14.35

The following table summarizes restricted stock activity for the three months ended March 31, 2007 (unaudited):

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2007	—	—
Granted	246,675	—
Forfeited	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2007	246,675	9.76

Exercisable at March 31, 2007	—	—

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three months ended March 31, 2007 and 2006 (unaudited in thousands):

	2007	2006
Balance, beginning of period	$121,396	$38,729
Reinsurance recoverables on unpaid losses and LAE	24,236	23,911

Net balance, beginning of period	97,160	14,818
Incurred related to:
Current year	19,974	6,735
Prior year	(1,892)	(1,001)

Total incurred before purchase accounting adjustments	18,082	5,734
Purchase accounting adjustments	(269)	—

Total incurred	17,813	5,734
Paid related to:
Current year	5,076	3,913
Prior year	12,409	2,581

Total paid	17,485	6,494

Net balance, end of period	97,488	14,058
Reinsurance recoverables on unpaid losses and LAE	24,794	24,110

Balance, end of period	$122,282	$38,168

Total reserves for unpaid for losses and loss adjustment expenses	$127,306	$43,534
Less: Term life premium waiver reserves	4,966	5,298
Less: Other	58	68

Balance, end of period	$122,282	$38,168

Incurred losses by segment were as follows for the three months ended March 31, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$7,874	$3,620	$6,857	$2,102	$20,453
Current period discount	(328)	(151)	—	—	(479)
Prior year, gross of discount	(1,048)	(482)	(1,421)	231	(2,720)
Accretion of prior period discount	567	261	—	—	828

Total incurred before purchase accounting adjustments	7,065	3,248	5,436	2,333	18,082
Purchase accounting adjustments	(242)	(40)	—	13	(269)

Total incurred	$6,823	$3,208	$5,436	$2,346	$17,813

The Company’s results of operations include favorable development on prior year reserves of $2.7 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively.

The favorable development for the three months ended March 31, 2007 primarily reflects significant claim settlements in 2007 for amounts at, or less than, previously established case and incurred but not reported reserves in the Company’s workers’ compensation insurance segment. In addition, the group benefits insurance segment experienced better than expected claim results in its dental and short-term disability lines of business, as well as the termination of prior year long-term disability claims, primarily as a result of claimants returning to work or claimant death.

The favorable development for the three months ended March 31, 2006 primarily reflects better than expected claim experience in the group benefits insurance segment’s dental and short-term disability lines.

9. Segment Information

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

Segregated Portfolio Cell Reinsurance

The Company provides a variety of services to self-insured workers’ compensation plans including program design, fronting, claims adjusting, investment management, and cell rental services at Eastern Re. The primary insurance coverage for the segregated portfolio cell program is underwritten by Eastern Alliance and Allied Eastern and ceded 100% to Eastern Re. Eastern Re currently provides cell rental facilities and Eastern Alliance and Allied Eastern provide fronting services to 12 customers. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the workers’ compensation insurance segment. Outstanding loss reserves and unearned premiums under the segregated portfolio cell programs are collateralized by letters of credit provided by the segregated portfolio dividend participants.

Group Benefits Insurance

Group benefits insurance, which includes dental, short and long-term disability, and term life insurance products are underwritten through ELH. The group benefits insurance products are primarily marketed to small and medium sized businesses. ELH is licensed to write business in 41 jurisdictions within the United States. ELH is currently actively writing business in 16 jurisdictions, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. ELH distributes its products through a network of independent producers.

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

Corporate/Other

The corporate/other segment consists of the operating results of Employers Alliance. This segment also includes the operations of EIHI, EHC, Eastern Services and Global Alliance and certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss).

The following table represents the segment results for the three months ended March 31, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$12,020	$5,357	$8,624	$3,128	$—	$29,129
Net investment income	1,222	251	848	272	387	2,980
Net realized investment gains (losses)	303	92	302	—	27	724
Other revenue	—	—	—	337	(155)	182

Total revenue	13,545	5,700	9,774	3,737	259	33,015

Expenses:
Loss and loss adjustment expenses incurred	6,823	3,208	5,563	2,346	—	17,940
Acquisition and other underwriting expenses	931	1,479	1,332	719	(1,112)	3,349
Other expenses	1,743	80	1,371	162	2,100	5,456
Amortization of intangibles	—	—	—	—	435	435
Policyholder dividend expense	101	—	—	—	—	101
Segregated portfolio dividend expense	—	933	—	—	(211)	722

Total expenses	9,598	5,700	8,266	3,227	1,212	28,003

Income before income taxes	3,947	—	1,508	510	(953)	5,012
Income tax expense	1,307	—	512	179	(137)	1,861

Net income (loss)	$2,640	$—	$996	$331	$(816)	$3,151

Total assets	$194,761	$50,857	$109,351	$47,083	$(11,788)	$390,264

The following table represents the segment results for the three months ended March 31, 2006, which reflects the results of operations of ELH (unaudited, in thousands):

	Group Benefits Insurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$8,659	$—	$8,659
Net investment income	999	—	999
Net realized investment gains	864	—	864
Other revenue	—	—	—

Total revenue	10,522	—	10,522

Expenses:
Loss and loss adjustment expenses incurred	5,684	(1)	5,683
Acquisition and other underwriting expenses	1,303	19	1,322
Other expenses	1,742	620	2,362

Total expenses	8,729	638	9,367

Income (loss) before income taxes	1,793	(638)	1,155
Income tax expense (benefit)	588	(128)	460

Net income (loss)	$1,205	$(510)	$695

Total assets	$111,206	$—	$111,206

10. Subsequent Event – Quarterly Dividend

On April 11, 2007, the Company announced the payment of a quarterly dividend to shareholders of record at the close of business on April 23, 2007. The dividend will be paid on May 3, 2007 and was approved by the Pennsylvania Insurance Department. Any future dividends must also be approved by the Insurance Department through June 16, 2009.

11. Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of Eastern Insurance Holdings, Inc. (the “Company”) and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. You should carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on April 2, 2007.

The Company’s results of operations for the three months ended March 31, 2007 include the financial results of the workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance and corporate/other segments. As the acquisition of Eastern Holding Company, Ltd. (“EHC”) was not consummated until June 16, 2006, the Company’s results of operations for the three months ended March 31, 2006 include only the financial results of the group benefits insurance and corporate/other segments.

Forward-looking Statements

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the U.S. Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the exhibits hereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the ability to carry out business plans;

•	future economic conditions in the regional and national markets in which the Company competes that are less favorable than expected;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the states in which the Company does business;

•	the ability to obtain licenses and enter new markets successfully and capitalize on growth opportunities either through mergers or the expansion of the Company’s producer network;

•

financial market conditions, including, but not limited to, changes in interest rates and the stock markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of the Company’s investment portfolio or a reduction in the demand for the Company’s products;

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

•	the effects of mergers, acquisitions and dispositions;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	changes in the underwriting criteria that the Company uses resulting from competitive pressures;

•	the Company’s inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on the Company’s reported net income that could result from the adoption of future accounting standards issued by the FASB or other standard setting bodies;

•

the Company’s inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

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

The Company cautions that the foregoing list of important factors is not exclusive. Readers are also cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Overview

The Company reported net income of $3.2 million for the three months ended March 31, 2007, reflecting positive operating results in its workers’ compensation insurance, group benefits insurance, and specialty reinsurance segments. The corporate/other segment reported a net loss for the three months ended March 31, 2007, primarily reflecting corporate related expenses, including stock compensation expense of $572,000 related to the Company’s ESOP and stock incentive plans. The results of operations for the three months ended March 31, 2007 were reduced by $368,000 related to the amortization of purchase accounting adjustments.

Workers’ Compensation Insurance

Direct premiums written for the three months ended March 31, 2007 were 10.1% higher than direct premiums written for the same period in 2006. The increase in direct premiums written primarily reflects new business sales, a favorable renewal retention rate and select new agency appointments. These factors more than offset renewal rate decreases resulting from current market conditions.

Segregated Portfolio Cell Reinsurance

The segregated portfolio cell reinsurance segment added one new cell program during the first quarter of 2007, bringing the total number of programs to twelve. Of the twelve programs, two are in run-off as of March 31, 2007. Fee-based revenue generated by this segment for the three months ended March 31, 2007 was consistent with the same period in 2006. This segment also experienced premium renewal rate decreases as a result of current market conditions.

Group Benefits Insurance

The group benefits insurance segment continued its trend of improving results. New business sales for the three months ended March 31, 2007 were $3.1 million higher than the same period in 2006. The renewal retention rate improved by 7.6 percentage points from 2006 to 2007. While new business sales and the renewal retention rate improved, net premiums earned were slightly lower than the prior year, which reflects the impact of the lower new business sales and renewal retention rate the Company experienced during the first half of 2006. The expense ratio in the group benefits insurance segment continues to improve as prior expense reduction efforts are reflected in the financial results.

Specialty Reinsurance

The specialty reinsurance segment’s results reflect the activity in the Company’s reinsurance contracts with an unaffiliated insurance company. There were no changes in the Company’s reinsurance treaties during the first quarter of 2007.

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

Expense ratio. The expense ratio is the ratio (expressed as a percentage) of the sum of the acquisition and other underwriting expenses and other expenses to net premiums earned, and measures the Company’s operational efficiency in producing, underwriting and administering its insurance business.

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

Reserve for Losses and Loss Adjustment Expenses

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of March 31, 2007, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance segments as of March 31, 2007 (unaudited) and December 31, 2006 are summarized below (in thousands):

March 31, 2007	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$18,977	$8,283	$13,008	$8,996	$49,264
Case incurred development, IBNR, and unallocated LAE reserves	25,612	13,913	4,138	10,819	54,482
Amount of discount	(1,964)	(1,143)	—	—	(3,107)

Net reserves	42,625	21,053	17,146	19,815	100,639
Reinsurance recoverables on unpaid losses and LAE	2,400	2,623	20,018	—	25,041
Purchase accounting adjustments	1,457	253	—	(84)	1,626

Reserves for unpaid losses and LAE	$46,482	$23,929	$37,164	$19,731	$127,306

December 31, 2006	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$18,057	$8,216	$13,397	$8,985	$48,655
Case incurred development, IBNR, and unallocated LAE reserves	25,910	13,991	4,143	10,523	54,568
Amount of discount	(2,183)	(1,125)	—	—	(3,308)

Net reserves	41,784	21,082	17,540	19,508	99,915
Reinsurance recoverables on unpaid losses and LAE	1,475	2,893	20,289	—	24,657
Purchase accounting adjustments	1,699	293	—	(97)	1,895

Reserves for unpaid losses and LAE	$44,958	$24,268	$37,829	$19,411	$126,467

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three months ended March 31, 2007, the Company did not experience any declines in investment securities that were determined to be other-than-temporary. As of March 31, 2007, the Company held securities with gross unrealized losses of $438,000, of which $184,000 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of March 31, 2007 (unaudited) and December 31, 2006, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	March 31, 2007	December 31, 2006
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$1,471	$1,232
Unearned premium reserves	$29,317	$21,336

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$2,181	$1,496
Unearned premium reserves	$7,110	$6,330

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$65	$80

Specialty reinsurance segment:
Deferred policy acquisition costs	$3,656	$1,773
Unearned premium reserves	$13,797	$6,854

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

Reinsurance Recoverables

Amounts recoverable from the Company reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and loss adjustment expenses are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and loss adjustment expenses affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers.

Recent Accounting Pronouncements

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to elect to measure certain financial instruments at fair value with changes in fair value being reported in earnings. SFAS 159 can be applied on an instrument-by-instrument basis and is effective for all eligible financial instruments as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Retrospective application to prior years’ financial statements is not permitted. For eligible financial instruments existing at the effective date, and for which an entity elects the fair value option, the first remeasurement to fair value must be recorded as a cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial condition and results of operations.

SFAS 157

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 clarifies the definition of fair value for purposes of financial reporting, specifies the methods to be used to measure fair value, and requires expanded disclosures related to fair value and financial instruments measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early application is encouraged, provided an entity has not yet issued financial statements for the fiscal year, including interim financial statements. Management is currently evaluating the impact of SFAS 157 on its current fair value disclosures. The Company expects that SFAS 157 will not have a material effect on its consolidated financial condition or results of operations.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48,” Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s consolidated financial condition or results of operations. The Company has no uncertain tax positions as of March 31, 2007. All tax years subsequent to December 31, 2002 remain subject to examination by the Internal Revenue Service.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended March 31, 2007 and 2006:

	2007	2006
Net premiums written	$29,920	$8,642

Net premiums earned	$29,129	$8,659
Net investment income	2,980	999
Net realized investment gains	724	864
Other revenue	182	—

Consolidated revenue	$33,015	$10,522

The increase in consolidated revenue reflects the acquisition of EHC on June 16, 2006.

The components of consolidated net income, by segment, for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Workers’ compensation insurance	$2,640	$—
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	996	1,205
Specialty reinsurance	331	—
Corporate/other	(816)	(510)

Consolidated net income	$3,151	$695

The increase in consolidated net income reflects the acquisition of EHC on June 16, 2006.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended March 31, 2007 (unaudited, in thousands):

2007
Revenue:
Direct premiums written	$33,660
Reinsurance premiums assumed	223
Ceded premiums written	(14,871)

Net premiums written	19,012
Change in unearned premiums	(6,992)

Net premiums earned	12,020
Net investment income	1,222
Net realized investment gains	303

Total revenue	$13,545

Expenses:
Losses and loss adjustment expenses	$6,823
Acquisition and other underwriting expenses	931
Other expenses	1,743
Policyholder dividend expense	101

Total expenses	$9,598

Income before income taxes	3,947
Income tax expense	1,307

Net income	$2,640

Net Income

Net income for the three months ended March 31, 2007 primarily reflects favorable reserve development on prior accident periods and an after-tax charge of $362,000 related to the amortization of purchase accounting adjustments.

The workers’ compensation insurance ratios were as follows for the three months ended March 31, 2007:

2007
Loss and LAE ratio	56.8%
Expense ratio	22.3%
Policyholders’ dividend ratio	0.8%
Combined ratio	79.9%

Premiums

Direct premiums written for traditional business and alternative markets were $20.7 million and $13.0 million, respectively, for the three months ended March 31, 2007. Direct written premiums include the impact of 2007 renewal rate decreases of 2.6%, a premium renewal retention rate of 88.7%, the amortization of purchase accounting adjustments totaling $988,000, and audit premiums of $361,000.

Losses and Loss Adjustment Expenses

Losses and LAE for the three months ended March 31, 2007 include a reduction of $242,000 related to the amortization of purchase accounting adjustments. The accident period loss and LAE ratio was 62.0% for the three months ended March 31, 2007. The calendar period loss and LAE ratio includes 2.5 points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE. Favorable reserve development on prior accident periods of $1.0 million was recorded for the three months ended March 31, 2007. The favorable reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of March 31, 2007. For the three months ended March 31, 2007, the Company closed 87, or 17.6%, of the 495 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2005, 2006, and 2007 enabled it to record loss and LAE that were lower than the amount reserved for claim settlements. For the three months ended March 31, 2007, there were no claims that exceeded the Company’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the three months ended March 31, 2007 include estimated premium taxes and the estimated Security Fund assessment equal to 2.0% and 1.0% of direct premiums written, respectively, and a reduction of $189,000 related to the amortization of purchase accounting adjustments. Fee based revenue from the segregated portfolio cell segment is netted against acquisition and other underwriting expenses.

Policyholder Dividends

Policyholder dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. For the three months ended March 31, 2007, 10.4% of all policies were written on a dividend policy basis.

Net Investment Income

Net investment income was $1.2 million for the three months ended March 31, 2007. The average yield on the fixed income portfolio was 4.45% as of March 31, 2007.

Net Realized Gains

Net realized gains primarily reflect sales activity on equity securities.

Tax Expense

The effective tax rate for the three months ended March 31, 2007 was 33.1%. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to tax exempt income on municipal securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended March 31, 2007 (unaudited, in thousands):

2007
Revenue:
Reinsurance premiums assumed	$12,458
Ceded premiums written	(507)

Net premiums written	11,951
Change in unearned premiums	(6,594)

Net premiums earned	5,357
Net investment income	251
Net realized investment gains	92

Total revenue	$5,700

Expenses:
Losses and loss adjustment expenses	$3,208
Acquisition and other underwriting expenses	1,479
Other expenses	80
Segregated portfolio dividend expense (1)	933

Total expenses	$5,700

Net income (1)	$0

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended March 31, 2007:

2007
Loss and LAE ratio	59.9%
Expense ratio	29.1%

Combined ratio	89.0%

Premiums

Reinsurance premiums assumed include the impact of 2007 renewal rate decreases of 1.8%, a premium renewal retention rate of 88.8%, a reduction of $503,000 related to the amortization of purchase accounting adjustments, and audit premiums of $115,000.

Net premiums written for the three months ended March 31, 2007 include an increase of $212,000 related to the amortization of purchase accounting adjustments.

Losses and Loss Adjustment Expenses

Losses and LAE for the three months ended March 31, 2007 include a reduction of $40,000 related to the amortization of purchase accounting adjustments. The calendar period loss and LAE ratio includes 2.4 points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses include a reduction of $304,000 related to the amortization of purchase accounting adjustments. The expense ratio for the three months ended March 31, 2007 includes a reduction of 3.9 points related to the amortization of purchase accounting adjustments. The expense ratio, without regards to the aforementioned purchase accounting adjustments, is consistent with the contractual ceding commissions for the three months ended March 31, 2007.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three months ended March 31, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$9,302	$9,255
Ceded premiums written	(678)	(613)

Net premiums written	8,624	8,642
Change in unearned premiums	—	17

Net premiums earned	8,624	8,659
Net investment income	848	999
Net realized investment gains	302	864

Total revenues	9,774	10,522

Expenses:
Losses and loss adjustment expenses	5,563	5,684
Acquisition and other underwriting expenses	1,332	1,303
Other expenses	1,371	1,742

Total expenses	8,266	8,729

Income before income taxes	1,508	1,793
Income tax expense	512	588

Net income	$996	$1,205

Net Income

The decrease in net income primarily reflects lower realized investment gains, partially offset by a decrease in expenses. Realized investment gains for the three months ended March 31, 2006 included a gain of $716,000 related to the sale of an equity security. The decrease in expenses primarily reflects management’s expense reduction efforts.

The group benefits insurance ratios were as follows for the three months ended March 31, 2007 and 2006:

	2007	2006
Loss and LAE ratio	64.5%	65.6%
Expense ratio	31.3%	35.2%

Combined ratio	95.8%	100.8%

Premiums

The increase in direct premiums written reflects an increase in new business sales and an improved renewal retention rate for the three months ended March 31, 2007, compared to the same period in 2006. New business sales totaled $3.8 million for the three months ended March 31, 2007, compared to new business sales of $677,000 for the same period in 2006. The renewal retention rate improved 7.6 percentage points from 2006 to 2007. Renewal retention through March 31, 2007 totaled 86.5%.

The decrease in net premiums written reflects higher ceded premiums in the long-term disability line of business.

Net premiums earned, by line of business, for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Dental	$5,162	$5,079
Short-term disability	1,635	1,639
Long-term disability	417	509
Term life	1,410	1,432

Total	$8,624	$8,659

Net Investment Income

The decrease in net investment income primarily reflects a decline in the equity interest in other long-term investments of $193,000. The decrease primarily reflects the redemption of a partnership interest, resulting in the recognition of a realized gain totaling $250,000. Excluding the impact of the other long-term investments, net investment income increased slightly, reflecting an increase in the yield from 5.40% for the three months ended March 31, 2006, to 5.51% for the three months ended March 31, 2007.

Net Realized Investment Gains

The decrease in net realized investment gains primarily reflects the gain recognized in 2006 on the sale of the aforementioned equity security, partially offset by the gain on the partnership interest recognized in 2007.

Losses and Loss Adjustment Expenses

The decrease in losses and LAE reflects the improvement in the loss ratio from 2006 to 2007. The calendar period loss ratios, by line of business, for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Dental	66.9%	62.7%
Short-term disability	71.1%	59.3%
Long-term disability	-6.9%	117.6%
Term life	72.1%	64.7%
Total group benefits	64.5%	65.6%

Dental

The increase in the calendar period loss ratio primarily reflects a decrease in favorable development on prior period reserves from 2006 to 2007. Favorable development totaled $304,000 for the three months ended March 31, 2007, or 5.9 percentage points, compared to $480,000, or 9.4 percentage points for the same period in 2006. In addition, the accident period loss ratio increased 0.7 percentage points from 2006 to 2007.

Short-term Disability

The increase in the calendar period loss ratio primarily reflects a decrease in favorable development on prior period reserves from 2006 to 2007. Favorable development totaled $175,000 for the three months ended March 31, 2007, or 10.7 percentage points, compared to $333,000, or 20.3% percentage points for the same period in 2006. In addition to the impact of favorable development, the accident period loss ratio increased 2.2 percentage points from 2006 to 2007.

Long-term Disability

The improvement in the long-term disability loss ratio primarily reflects lower severity in reported claims and the termination of prior period claims. The impact of claim activity for the three months ended March 31, 2007 resulted in a net reserve decrease of $444,000, compared to a net reserve increase of $191,000 for the same period in 2006. The net increase in 2006 included one claim with a reserve of $368,000.

Term Life

The increase in the term life loss ratio reflects higher severity in reported premium waiver claims, offset by a decline in reported death claims. The impact of premium waiver claim activity for the three months ended March 31, 2007 resulted in a net reserve increase of $127,000, compared to a net reserve decrease of $51,000 for the same period in 2006. The net increase in 2007 included one claim with a reserve of $77,000. Reported death claim experience improved from 2006 to 2007 as the loss ratio decreased from 69.9% in 2006 to 61.4% in 2007.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percentage of direct premiums written totaled 14.3% for the three months ended March 31, 2007, which was consistent with 2006.

Other Expenses

The decrease in other expenses reflects management’s expense reduction efforts.

Tax Expense

The decrease in tax expense reflects lower pre-tax income, offset by an increase in the effective tax rate from 32.8% in 2006 to 34.0% in 2007. The increase in the effective tax rate primarily reflects the increase in the statutory tax rate from 34.0% to 35.0%.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the three months ended March 31, 2007 (unaudited, in thousands):

2007
Revenue:
Reinsurance premiums assumed	$3,105
Change in unearned premiums	23

Net premiums earned	$3,128
Net investment income	272
Other revenue	337

Total revenue	$3,737

Expenses:
Losses and loss adjustment expenses	$2,346
Acquisition and other underwriting expenses	719
Other expenses	162

Total expenses	$3,227

Income before income taxes	510
Income tax expense	179

Net income	$331

Net Income

Net income for the specialty reinsurance segment includes an after-tax charge of $162,000 related to the amortization of purchase accounting adjustments.

The specialty reinsurance ratios were as follows for the three months ended March 31, 2007:

2007
Loss and LAE ratio	75.0%
Expense ratio	28.2%

Combined ratio	103.2%

Reinsurance premiums assumed, by line of business, were as follows for the three months ended March 31, 2007 (in thousands):

2007
EnviroGuard	$2,600
EIA liability	1,156
Purchase accounting adjustments	(651)

Total assumed premiums	$3,105

Losses and Loss Adjustment Expenses

Losses and LAE for the three months ended March 31, 2007 include an increase of $13,000 related to the amortization of purchase accounting adjustments. The calendar period loss and LAE ratio includes 13.3 points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the three months ended March 31, 2007 include a reduction of $415,000 related to the amortization of purchase accounting adjustments. As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the three months ended March 31, 2007, the ceding commission paid to the primary insurer was 30.0%.

Net Investment Income

Net investment income was $272,000 for the three months ended March 31, 2007. The average yield on the fixed income portfolio was 4.64% as of March 31, 2007.

Tax Expense

The effective tax rate for the three months March 31, 2007 was 35.0%.

CORPORATE/OTHER

The corporate/other segment results for the three months ended March 31, 2007 include the results of operations of the Company’s third party administrator and its corporate activities. This segment also includes certain eliminations necessary to reconcile the segment information to the consolidated statements of operations. For the three months ended March 31, 2006, the corporate/other segment consists of the results of operations of ELH corporate activities.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $390.3 million at March 31, 2007, compared to $368.2 million at December 31, 2006. Cash and investments increased $6.3 million and premiums receivable increased $11.7 million. The increase in investments primarily reflects the investment of cash from operations for the three months ended March 31, 2007. The increase in premiums receivable primarily reflects the high volume of premiums written in the workers’ compensation segment during the first quarter of each year.

Consolidated liabilities totaled $213.7 million at March 31, 2007, compared to $194.5 million at December 31, 2006. The increase primarily reflects an increase in unearned premium reserves due to the high volume of premiums written in the workers’ compensation insurance segment during the first quarter of each year.

Consolidated equity totaled $176.5 million at March 31, 2007, compared to $173.7 million at December 31, 2006. The increase primarily reflects net income for the three months ended March 31, 2007, partially offset by the share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of funds are underwriting operations, investment income, and proceeds from the sale and maturity of investments. The Company’s primary use of funds is to pay claims and operating expenses and to purchase investments.

The Company’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. Currently, claim payments are made from operating cash flows, with excess cash invested in investment securities. As securities mature, management intends to invest excess cash with appropriate durations to fund anticipated future claim payments. Management does not anticipate having to sell securities in its investment portfolios to fund claims or operating expenses. In the event the sale of securities becomes necessary, the Company may incur losses on those sales, which would adversely affect its results of operations and could reduce net investment income.

The Company has a $2.6 million line of credit available to provide additional liquidity, if needed. Eastern Re has a $30.0 million letter of credit facility to secure its obligations, if needed.

EIHI’s domestic insurance subsidiaries’ ability to pay dividends to EIHI is limited by the insurance laws and regulations of Pennsylvania. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Insurance Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. In addition, EIHI and its subsidiaries are prohibited from declaring or paying any dividends or other forms of distribution for the three years after June 16, 2006, the effective date of the conversion/merger transaction, without the prior approval of the Pennsylvania Insurance Commissioner. Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to EIHI.

CASH FLOWS

Cash flows for the three months ended March 31, 2007 and 2006 were as follows (unaudited, in thousands):

	2007	2006
Cash flows provided by (used in) operating activities	$5,882	$(504)
Cash flows used in investing activities	(6,429)	(352)
Cash flows used in financing activities	(961)	—

Net decrease in cash and cash equivalents	$(1,508)	$(856)

The change in cash flows from operating and investing activities primarily reflects the acquisition of EHC.

The cash flows used in financing activities reflects the repurchase of the Company’s common stock.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2007, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolios. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of the Company’s invested assets are invested in equity securities (approximately 5.0% as of March 31, 2007), the Company does not believe that its exposure to equity risk is significant.

There have been no material changes in the Company’s market risk since December 31, 2006. Additional disclosures related to the Company’s market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	N/A	N/A	N/A
February 1-28, 2007	10,355	$14.46	10,355	N/A
March 1-31, 2007	61,868	$14.52	61,868	495,329

Total	72,223	$14.51	72,223

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: May 10, 2007	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: May 10, 2007	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer