Form 10-Q
period 2007-06-30
Eastern Insurance Holdings, Inc.
filed 2007-08-09
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2007,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	Number of Shares Outstanding as of August 8, 2007
(No par Value)	11,062,801
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $207,434; $201,226)	$207,665	$204,444
Convertible bonds, at estimated fair value (amortized cost, $12,579; $—)	14,101	—
Equity securities, at estimated fair value (cost, $13,091; $17,027)	14,311	18,219
Equity call options, at estimated fair value (cost, $—; $2,230)	—	3,318
Other long-term investments	10,419	11,604

Total investments	246,496	237,585

Cash and cash equivalents	41,982	50,703
Accrued investment income	2,428	2,236
Premiums receivable (net of allowance, $558; $558)	35,359	23,225
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	27,911	27,525
Deferred acquisition costs	7,633	4,501
Deferred income taxes, net	4,116	2,696
Intangible assets	7,241	8,110
Goodwill	5,140	5,140
Other assets	12,751	6,485

Total assets	$391,057	$368,206

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$130,568	$126,467
Unearned premium reserves	48,635	34,600
Advance premium	1,441	1,755
Accounts payable and accrued expenses	7,624	7,785
Ceded reinsurance balances payable	7,728	5,623
Benefit plan liabilities	300	324
Segregated portfolio cell dividend payable	9,583	7,962
Federal income taxes payable	913	1,902
Junior subordinated debentures	8,044	8,044

Total liabilities	$214,836	$194,462

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares - 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares - 20,000,000; issued - 11,597,723 and 11,351,048, respectively; outstanding - 11,320,340 and 11,351,048, respectively	—	—
Unearned ESOP compensation	(6,728)	(7,101)
Additional paid in capital	109,303	108,502
Treasury stock, at cost (277,383 shares)	(4,156)	—
Retained earnings	76,773	69,483
Accumulated other comprehensive income, net	1,029	2,860

Total shareholders’ equity	176,221	173,744

Total liabilities and shareholders’ equity	$391,057	$368,206

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE
Net premiums earned	$31,833	$10,522	$60,962	$19,181
Net investment income	3,238	1,273	6,218	2,272
Net realized investment gains	1,007	80	1,731	944
Other revenue	156	23	338	23

Total revenue	36,234	11,898	69,249	22,420

EXPENSES
Losses and loss adjustment expenses incurred	18,571	6,706	36,511	12,388
Acquisition and other underwriting expenses	3,820	1,229	7,169	2,570
Other expenses	6,066	2,501	11,523	4,844
Amortization of intangibles	435	77	869	77
Policyholder dividend expense	153	71	254	71
Segregated portfolio dividend expense	670	125	1,392	125

Total expenses	29,715	10,709	57,718	20,075

Income before income taxes	6,519	1,189	11,531	2,345
Income tax expense	2,205	437	4,066	898

Net income	$4,314	$752	$7,465	$1,447

Other comprehensive loss
Unrealized holding losses arising during period, net of tax of $586, $173, $243 and $297	(1,088)	(322)	(451)	(552)
Amortization of unrecognized benefit plan amounts, net of tax of $3, $-, $5, and $-	5	—	10	—
Less: Reclassification adjustment for gains included in net income, net of tax of $187, $27, $520, and $108	346	53	965	211

Other comprehensive loss	(1,439)	(375)	(1,426)	(763)

Comprehensive income	$2,875	$377	$6,039	$684

Earnings per share (See Note 5):	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$4,314	$311	$7,465	$311
Basic earnings per share	$0.41	$0.03	$0.70	$0.03
Diluted earnings per share	$0.40	$0.03	$0.68	$0.03

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2007

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2007

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
Balance, April 1, 2007	—	11,531,310	$—	$(6,917)	$108,890	$(961)	$73,039	$2,468	$176,519
ESOP shares released	—	—	—	189	103	—	—	—	292
Issuance of stock awards	—	—	—	—	310	—	—	—	310
Repurchase of common stock	—	(210,970)	—	—	—	(3,195)	—	—	(3,195)
Shareholder dividend	—	—	—	—	—	—	(580)	—	(580)
Net income	—	—	—	—	—	—	4,314	—	4,314
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,439)	(1,439)

Balance, June 30, 2007	—	11,320,340	$—	$(6,728)	$109,303	$(4,156)	$76,773	$1,029	$176,221

Six Months Ended June 30, 2007

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
Balance, January 1, 2007	—	11,351,048	$—	$(7,101)	$108,502	$—	$69,483	$2,860	$173,744
Adoption of SFAS 155	—	—	—	—	—	—	405	(405)	—
ESOP shares released	—	—	—	373	191	—	—	—	564
Issuance of stock awards	—	246,675	—	—	610	—	—	—	610
Repurchase of common stock	—	(277,383)	—	—	—	(4,156)	—	—	(4,156)
Shareholder dividend	—	—	—	—	—	—	(580)	—	(580)
Net income	—	—	—	—	—	—	7,465	—	7,465
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,426)	(1,426)

Balance, June 30, 2007	—	11,320,340	$—	$(6,728)	$109,303	$(4,156)	$76,773	$1,029	$176,221

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2006

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2006

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
Balance, April 1, 2006	—	—	$—	$—	$—	$61,900	$516	$62,416
Net proceeds from stock offering	—	7,475,000	—	—	69,597	—	—	69,597
Unearned compensation	—	—	—	(7,475)	—	—	—	(7,475)
ESOP shares released	—	—	—	29	4	—	—	33
Issuance of common stock	—	3,876,048	—	—	38,754	—	—	38,754
Net income	—	—	—	—	—	752	—	752
Other comprehensive loss, net of tax	—	—	—	—	—	—	(375)	(375)

Balance, June 30, 2006	—	11,351,048	$—	$(7,446)	$108,355	$62,652	$141	$163,702

Six Months Ended June 30, 2006

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
Balance, January 1, 2006	—	—	$—	$—	$—	$61,205	$904	$62,109
Net proceeds from stock offering	—	7,475,000	—	—	69,597	—	—	69,597
Unearned compensation	—	—	—	(7,475)	—	—	—	(7,475)
ESOP shares released	—	—	—	29	4	—	—	33
Issuance of common stock	—	3,876,048	—	—	38,754	—	—	38,754
Net income	—	—	—	—	—	1,447	—	1,447
Other comprehensive loss, net of tax	—	—	—	—	—	—	(763)	(763)

Balance, June 30, 2006	—	11,351,048	$—	$(7,446)	$108,355	$62,652	$141	$163,702

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited, in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$7,465	$1,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	77
Net amortization of bond premium/discount	517	189
Gain on sale of investments	(1,912)	(1,035)
Unrealized loss on equity call options	—	91
Unrealized loss on convertible bonds	181	—
Equity in income of limited partnerships	(422)	(196)
Recognition of deferred gain on sale of building	—	(58)
Deferred tax (benefit) provision	(638)	237
Stock compensation	1,174	33
Intangible asset amortization	869	—
Changes in assets and liabilities:
Accrued investment income	(192)	65
Premiums receivable	(12,134)	(685)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(386)	2,347
Deferred acquisition costs	(3,132)	(550)
Other assets	(1,351)	1,037
Reserves for unpaid losses and loss adjustment expenses	4,101	(3,023)
Unearned and advance premium	13,721	1,278
Ceded reinsurance balances payable	2,105	—
Accounts payable and accrued expenses	(161)	(108)
Segregated portfolio cell dividend payable	1,621	183
Benefit plan liabilities	(37)	(69)
Federal income taxes recoverable/payable	(989)	(96)

Net cash provided by operating activities	10,594	1,164

Cash flows from investing activities:
Purchase of fixed income securities	(75,991)	(17,659)
Purchase of equity securities	(3,384)	(688)
Purchase of other long-term investments	(1,400)	(900)
Proceeds from sale of fixed income securities	35,282	10,024
Proceeds from maturities/calls of fixed income securities	24,396	8,210
Proceeds from equity securities	9,745	1,020
Proceeds from other long-term investments	1,875	—
Change in unsettled investment purchases and sales	(4,950)	—
Acquisition of EHC, net of cash received	—	(14,149)
Principal payments received on mortgage loans	7	11
Purchase of equipment, net	(159)	—

Net cash used in investing activities	(14,579)	(14,131)

Cash flows from financing activities:
Proceeds from initial public offering, net of expenses	—	62,122
Shareholder dividend	(580)	—
Repurchase of common stock	(4,156)	—

Net cash (used in) provided by financing activities	(4,736)	62,122

Net (decrease) increase in cash and cash equivalents	(8,721)	49,155
Cash and cash equivalents, beginning of period	50,703	4,699

Cash and cash equivalents, end of period	$41,982	$53,854

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,300	$485
Cash paid for interest	$303	$—

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) was formed by Eastern Life and Health Insurance Company (“ELH”), formerly Educators Mutual Life Insurance Company, for the purpose of converting from a mutual life and health insurance company to a stock life and health insurance company. On June 16, 2006, EIHI completed its common stock offering and ELH completed its conversion from a mutual company to a stock company and became a wholly-owned subsidiary of EIHI. In the common stock offering, EIHI sold 7,475,000 shares of its common stock at a price of $10.00 per share, raising gross proceeds of $74.8 million. Direct expenses of the offering were $5.2 million and were recorded as a direct reduction to additional paid-in capital.

Immediately after the common stock offering and conversion, EIHI purchased all of the outstanding common stock of Eastern Holding Company, Ltd. (“EHC”) for a purchase price of $78.9 million (See Note 3).

EIHI is an insurance holding company offering workers’ compensation and group benefits insurance products through its wholly-owned subsidiaries. The accompanying unaudited interim consolidated financial statements include the accounts of EIHI and its wholly-owned subsidiaries (collectively, the “Company”), EHC and ELH, and EHC’s wholly-owned subsidiaries, Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Employers Alliance, Inc. (“Employers Alliance”), Eastern Re Ltd., S.P.C. (“Eastern Re”), Global Alliance Holdings, Ltd. (“Global Alliance”), Global Alliance Statutory Trust I (“Trust I”), and Eastern Services Corporation (“Eastern Services”).

Effective June 16, 2006, EHC was redomesticated from the Cayman Islands to the United States of America. As a result of the redomestication, EHC is subject to federal income tax on a prospective basis.

The Company operates in five segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance, and corporate/other. See Note 10 for a description of each segment.

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

The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2006 represent the results of operations of the group benefits insurance segment for the six months ended June 30, 2006 and the results of operations of the workers’ compensation insurance segment, segregated portfolio cell reinsurance segment and specialty reinsurance segment for the period from June 17, 2006 to June 30, 2006. The corporate/other segment for the three and six months ended June 30, 2006 represents the results of operations of ELH’s corporate activities for the six months ended June 30, 2006 and the results of operations of Employers Alliance, EIHI, EHC, Global Alliance, and Eastern Services for the period from June 17, 2006 to June 30, 2006. Basic and diluted earnings per share for the three and six months ended June 30, 2006 is computed by dividing consolidated net income for the period from June 17, 2006 to June 30, 2006 by the weighted average number of shares outstanding for the respective period.

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

Convertible Bond Securities

The Company adopted Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”, on January 1, 2007. Prior to January 1, 2007, the Company accounted for its convertible bond securities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and bifurcated the equity call option, or embedded derivative, from the convertible bond security, or host contract. Under SFAS 133, the change in the fair value of the equity call option was reported as a realized gain in the Company’s consolidated statements of operations and comprehensive income (loss) and the change in the fair value of the convertible bond security was reported as an unrealized gain or loss in accumulated other comprehensive income (loss), net of tax. Upon adoption of SFAS 155, the Company elected to fair value its convertible bond securities, and future changes in the fair value of the Company’s convertible bond securities will be reported as a realized gain or loss in the consolidated statements of operations and comprehensive income (loss). The adoption of SFAS 155 was reported as a cumulative effect adjustment to beginning shareholders’ equity and resulted in a reclassification between retained earnings and accumulated other comprehensive income of $405. The carrying value of the Company’s convertible bond securities did not change as a result of adopting SFAS 155.

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

Other Long-Term Investments

Other long-term investments consist primarily of investments in limited partnerships. Investments in limited partnerships are reported in the consolidated financial statements using the equity method. Changes in the value of the Company’s proportionate share of its limited partnership investments are included in net investment income in the consolidated statements of operations and comprehensive income (loss).

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of June 30, 2007 and December 31, 2006 totaled $1.4 million and $1.5 million, respectively.

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

Other Revenue

Other revenue primarily consists of service revenue related to claims adjusting and risk management services. Claims adjusting and risk management service revenue is earned over the term of the related contracts in proportion to the actual services rendered.

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

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of 3%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $3.4 million and $3.3 million as of June 30, 2007 and December 31, 2006, respectively.

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

•

The liability for reported but unpaid and incurred but not reported dental and short-term disability claims is estimated using statistical claim development models, taking into consideration historical claim severity and frequency patterns and changes in benefit structures that may impact the amount at which claims are ultimately settled. For the most recent incurral months, which usually consist of the last six months, the liability is estimated by applying an expected loss ratio to net premiums earned, less claim payments through the balance sheet date.

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

Management believes that its reserves for unpaid losses and LAE are adequate as of June 30, 2007. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of June 30, 2007, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s group benefits insurance policies are cancelable and are not guaranteed renewable. In addition, the group benefits insurance policies provide coverage on a month-to-month basis with most policies’ coverage effective on the first day of each month. As a result, most of the Company’s group benefits insurance premiums are earned as of the balance sheet date. Based on the nature of the Company’s group benefits insurance policies, costs related to the acquisition of new and renewal business are expensed as incurred.

Amortization of policy acquisition costs totaled $707 and $2.6 million for the three and six months ended June 30, 2007, respectively, and $282 for the three and six months ended June 30, 2006.

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

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during the three and six months ended June 30, 2007 and 2006.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax subsequent to June 16, 2006, as a result of the redomestication of EHC.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of June 30, 2007 and December 31, 2006, the Company accrued policyholder dividends payable of $792 and $598, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Assessments

The Company is subject to state guaranty fund assessments in the Commonwealth of Pennsylvania, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department (the “Insurance Department”) to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. As of June 30, 2007 and December 31, 2006, the Company recorded an accrual of $541 and $0, respectively, related to the anticipated assessment from the Security Fund.

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

Stock-Based Compensation

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) on December 18, 2006. Under the terms of the Stock Incentive Plan, stock awards may be made in the form of incentive stock options, non-qualified stock options or restricted stock. The Company accounts for stock-based compensation in accordance with SFAS 123R, “Share-Based Payment”. In accordance with SFAS 123R, the Company records compensation expense based on the fair value of the stock award on the grant date using the straight-line attribution method.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three and six months ended June 30, 2007 and 2006 were as follows (unaudited, in thousands, except share data):

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2007	2006	2007	2006
Suspense shares	710,125	747,500	710,125	747,500
Allocated shares	37,375	—	37,375	—
Shares committed to be released	18,943	2,876	37,375	2,876
Average price per share	$15.44	$11.40	$15.11	$11.40
Stock compensation expense	$292	$33	$564	$33

As of June 30, 2007 and December 31, 2006, the estimated fair value of unearned ESOP shares were $10.7 million and $10.3 million, respectively.

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

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48,” Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s consolidated financial condition or results of operations. The Company has no uncertain tax positions as of June 30, 2007. All tax years subsequent to December 31, 2002 remain subject to examination by the Internal Revenue Service.

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

The following table presents unaudited pro forma income statement information for the three and six months ended June 30, 2006 as if the stock offering, conversion and acquisition of EHC had taken place on January 1, 2006 (in thousands, except share and per share data):

	(Unaudited) Pro Forma Three Months Ended June 30, 2006	(Unaudited) Pro Forma Six Months Ended June 30, 2006
Revenue:
Net premiums earned	$26,078	$52,444
Net investment income	2,536	4,974
Net realized investment gains	220	1,314
Other revenue	158	291

Total revenue	28,992	59,023

Expenses:
Losses and loss adjustment expenses incurred	15,985	34,534
Acquisition and other underwriting expenses	3,432	6,728
Other expenses	5,601	9,364
Amortization of intangibles	501	1,002
Policyholder dividend expense	153	238
Segregated portfolio dividend expense	990	1,564

Total expenses	26,662	53,430

Income before income taxes	2,330	5,593
Income tax expense	1,622	2,906

Net income	$708	$2,687

Earnings per share (EPS):
Basic shares outstanding	10,630,938	10,621,595
Basis EPS	$0.07	$0.25

Diluted shares outstanding	10,937,037	10,927,694
Diluted EPS	$0.06	$0.25

4. Intangible Assets

The acquisition of EHC resulted in the identification of certain intangible assets. The allocation of the purchase price in excess of the fair value of EHC’s net assets acquired to intangible assets totaled $9.2 million. As of June 30, 2007 and December 31, 2006, intangible assets consisted of the following (unaudited, in thousands):

	June 30, 2007		December 31, 2006
Intangible Assets with Finite Life	Balance	Accumulated Amortization	Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$1,443	$306	$1,584	$165
Renewal rights (15 year amortization period)	4,748	1,651	5,476	923

	$6,191	$1,957	$7,060	$1,088

Intangible Assets with Infinite Life
State insurance licenses	1,050	—	1,050	—

Total intangible assets	$7,241	$1,957	$8,110	$1,088

Amortization expense totaled $435 and $869 for the three and six months ended June 30, 2007 and $77 for the three and six months ended June 30, 2006, respectively.

5. Earnings Per Share

Basic earnings per share are computed by dividing net income for the three and six months ended June 30, 2007 and 2006 by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income for the three and six months ended June 30, 2007 and 2006 by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. Stock warrants of 306,099 and restricted stock awards of 22,386 and 19,576, respectively, for the three and six months ended June 30, 2007 have been included as dilutive potential common shares outstanding. For the three and six months ended June 30, 2007, there were 837,053 and 839,863 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidated net income	$4,314	$311	$7,465	$311
Basic shares outstanding	10,564,572	10,604,341	10,602,610	10,604,341
Diluted shares outstanding	10,893,057	10,910,440	10,928,285	10,910,440
Basic earnings per share	$0.41	$0.03	$0.70	$0.03
Diluted earnings per share	$0.40	$0.03	$0.68	$0.03

6. Share Repurchase

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s issued and outstanding shares of common stock. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan. As of June 30, 2007, the Company repurchased 277,383 shares at a cost of $4.2 million, representing a weighted average cost of $14.98 per share. Subsequent to June 30, 2007, the Company repurchased an additional 257,539 shares at a cost of $4.0 million.

7. Stock-Based Compensation

Awards under the Stock Incentive Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. At adoption, the Stock Incentive Plan initially limited to 299,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Stock Incentive Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Stock Incentive Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. On January 3, 2007, grants of 355,672 non-qualified stock options, 261,016 incentive stock options and 246,675 restricted stock awards were made to employees and non-employee directors. A total of 3,924 stock options were forfeited during the six months ended June 30, 2007. There were no stock options forfeited during the three months ended June 30, 2007. The stock options and restricted stock awards granted on January 3, 2007 vest over a five year period and are not subject to performance criteria. No stock options have vested as of June 30, 2007 and, accordingly, no stock options granted under the Stock Incentive Plan have been exercised as of June 30, 2007. Upon exercise, it is anticipated that new shares will be issued to the option holder.

Total stock-based compensation expense recognized in the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2007 is shown in the following table (unaudited, in thousands).

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Stock compensation expense related to:
Stock options	$135	$266
Restricted stock	175	344

Total related tax benefit	89	174

Total unrecognized compensation expense	$5,645	$5,645

As of June 30, 2007, total unrecognized stock compensation expense related to non-vested stock options and restricted stock totaled $2.4 million and $3.2 million, respectively, which is expected to be recognized over a weighted average period of approximately 54.0 months. As of June 30, 2007, all stock options and restricted stock are unvested.

The fair values of stock options granted during the three and six months ended June 30, 2007 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

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

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation expense in the Company’s consolidated statements of operations and comprehensive income over the requisite service period of the entire award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.

The following table summarizes stock option activity for the three and six months ended June 30, 2007 (unaudited):

Three Months Ended June 30, 2007

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 1, 2007	612,764	$14.35	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding at June 30, 2007	612,764	$14.35	9.51	$944

Exercisable at June 30, 2007	—	—	—	—

Six Months Ended June 30, 2007

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	—	—	—	—
Granted	616,688	$14.35	—	—
Forfeited	(3,924)	14.35	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding at June 30, 2007	612,764	$14.35	9.51	$944

Exercisable at June 30, 2007	—	—	—	—

The aggregate intrinsic value in the table above is before applicable income taxes, and is based on the Company’s closing stock price of $15.89 on June 30, 2007.

As of June 30, 2007, there were 134,736 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of June 30, 2007 (unaudited):

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	608,840	9.51	$14.35
$14.50	3,924	9.52	14.50

Outstanding at June 30, 2007	612,764	9.51	$14.35

The following table summarizes restricted stock activity for the three and six months ended June 30, 2007 (unaudited):

Three Months Ended June 30, 2007

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding at April 1, 2007	246,675	—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2007	246,675	9.51

Exercisable at June 30, 2007	—	—

Six Months Ended June 30, 2007

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2007	—	—
Granted	246,675	—
Forfeited	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2007	246,675	9.51

Exercisable at June 30, 2007	—	—

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three and six months ended June 30, 2007 and 2006 (unaudited in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$122,282	$38,168	$121,398	$38,730
Reinsurance recoverables on unpaid losses and LAE	24,794	24,110	24,237	23,912

Net balance, beginning of period	97,488	14,058	97,161	14,818

Net reserves acquired through acquisition of EHC	—	75,986	—	75,986

Incurred related to:
Current year	20,053	7,819	40,043	14,554
Prior year	(1,122)	(995)	(3,029)	(1,997)

Total incurred before purchase accounting adjustments	18,931	6,824	37,014	12,557
Purchase accounting adjustments	(268)	(42)	(537)	(42)

Total incurred	18,663	6,782	36,477	12,515

Paid related to:
Current year	9,314	5,479	14,391	9,392
Prior year	5,850	1,226	18,260	3,806

Total paid	15,164	6,705	32,651	13,198

Net balance, end of period	100,987	90,121	100,987	90,121
Reinsurance recoverables on unpaid losses and LAE	24,663	27,147	24,663	27,147

Balance, end of period	$125,650	$117,268	$125,650	$117,268

Total reserves for unpaid for losses and loss adjustment expenses	$130,568	$122,502	$130,568	$122,502
Less: Term life premium waiver reserves	4,862	5,170	4,862	5,170
Less: Other	56	64	56	64

Balance, end of period	$125,650	$117,268	$125,650	$117,268

Incurred losses by segment were as follows for the three and six months ended June 30, 2007 (unaudited, in thousands):

Three Months Ended June 30, 2007

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$8,934	$4,050	$5,912	$2,017	$20,913
Current period discount	(591)	(269)	—	—	(860)
Prior year, gross of discount	(1,200)	(544)	139	131	(1,474)
Accretion of prior period discount	243	109	—	—	352

Total incurred before purchase accounting adjustments	7,386	3,346	6,051	2,148	18,931
Purchase accounting adjustments	(242)	(40)	—	14	(268)

Total incurred	$7,144	$3,306	$6,051	$2,162	$18,663

Six Months Ended June 30, 2007

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$16,808	$7,670	$12,784	$4,119	$41,381
Current period discount	(919)	(419)	—	—	(1,338)
Prior year, gross of discount	(2,248)	(1,026)	(1,297)	362	(4,209)
Accretion of prior period discount	810	370	—	—	1,180

Total incurred before purchase accounting adjustments	14,451	6,595	11,487	4,481	37,014
Purchase accounting adjustments	(484)	(80)	—	27	(537)

Total incurred	$13,967	$6,515	$11,487	$4,508	$36,477

The Company’s results of operations include favorable development on prior year reserves of $1.1 million and $3.0 million for the three and six months ended June 30, 2007, respectively, compared to favorable development of $1.0 million and $2.0 million for the same periods in 2006, respectively.

The favorable development for the three and six months ended June 30, 2007 primarily reflects significant claim settlements in 2007 for amounts at, or less than, previously established case and incurred but not reported reserves in the Company’s workers’ compensation insurance segment. In addition, the group benefits insurance segment experienced better than expected claim results in its dental and short-term disability lines of business, as well as the termination of prior year long-term disability claims, primarily as a result of claimants returning to work or claimant death.

The favorable development for the six months ended June 30, 2006 primarily reflects better than expected claim experience in the group benefits insurance segment’s dental and short-term disability lines.

9. Reinsurance

Effective June 30, 2007, the Company terminated the coinsurance agreement between ELH and London Life Reinsurance Company and the related stop loss reinsurance agreement between ELH and London Life International Reinsurance Corporation. These agreements were terminated as a result of A.M. Best upgrading its financial strength rating of ELH from “B++” (Very Good) to “A-” (Excellent). The termination of these agreements did not have any impact on the Company’s financial condition or results of operations. The Company recognized fees related to these agreements totaling $15 and $30 for the three and six months ended June 30, 2007 and 2006, respectively.

10. Segment Information

The Company’s current operations are organized into the five following business segments. As a result of the acquisition of EHC, the Company has three new business segments: worker’s compensation insurance, segregated portfolio cell reinsurance and specialty reinsurance.

Workers’ Compensation Insurance

Workers’ compensation insurance is underwritten through Eastern Alliance and Allied Eastern, both Pennsylvania domiciled insurance companies, which provide insurance coverage to businesses in rural and suburban Pennsylvania, Maryland and Delaware. Eastern Alliance and Allied Eastern distribute their products and services through a network of independent agents. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the workers’ compensation insurance segment.

Segregated Portfolio Cell Reinsurance

The Company provides a variety of services to self-insured workers’ compensation plans including program design, fronting, claims adjusting, investment management, and cell rental services at Eastern Re. The primary insurance coverage for the segregated portfolio cell program is underwritten by Eastern Alliance and Allied Eastern and ceded 100% to Eastern Re. Eastern Re currently provides cell rental facilities and Eastern Alliance and Allied Eastern provide fronting services to 13 customers. Fronting fees earned by Eastern Alliance and Allied Eastern on the segregated portfolio cell reinsurance business are reported in the workers’ compensation insurance segment. Outstanding loss reserves and unearned premiums under the segregated portfolio cell programs are collateralized by letters of credit provided by the segregated portfolio dividend participants.

Group Benefits Insurance

Group benefits insurance, which includes dental, short and long-term disability, and term life insurance products are underwritten through ELH. The group benefits insurance products are primarily marketed to small and medium sized businesses, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. ELH distributes its products through a network of independent producers.

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

The following table represents the segment results for the three months ended June 30, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$13,640	$5,574	$8,890	$3,729	$—	$31,833
Net investment income	1,153	382	722	503	478	3,238
Net realized investment gains (losses)	308	67	623	(5)	14	1,007
Other revenue	—	—	—	67	89	156

Total revenue	15,101	6,023	10,235	4,294	581	36,234

Expenses:
Losses and loss adjustment expenses incurred	7,144	3,306	5,959	2,162	—	18,571
Acquisition and other underwriting expenses	643	1,689	1,438	1,010	(960)	3,820
Other expenses	1,852	128	1,401	196	2,489	6,066
Amortization of intangibles	—	—	—	—	435	435
Policyholder dividend expense	153	—	—	—	—	153
Segregated portfolio dividend expense	—	900	—	—	(230)	670

Total expenses	9,792	6,023	8,798	3,368	1,734	29,715

Income (loss) before income taxes	5,309	—	1,437	926	(1,153)	6,519
Income tax expense (benefit)	1,591	—	506	324	(216)	2,205

Net income (loss)	$3,718	$—	$931	$602	$(937)	$4,314

Total assets	$196,369	$50,132	$108,971	$49,987	$(14,402)	$391,057

The following table represents the segment results for the six months ended June 30, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$25,659	$10,932	$17,514	$6,857	$—	$60,962
Net investment income	2,375	633	1,570	775	865	6,218
Net realized investment gains (losses)	611	159	925	(5)	41	1,731
Other revenue	—	—	—	404	(66)	338

Total revenue	28,645	11,724	20,009	8,031	840	69,249

Expenses:
Losses and loss adjustment expenses incurred	13,967	6,514	11,522	4,508	—	36,511
Acquisition and other underwriting expenses	1,576	3,169	2,770	1,729	(2,075)	7,169
Other expenses	3,595	208	2,772	358	4,590	11,523
Amortization of intangibles	—	—	—	—	869	869
Policyholder dividend expense	254	—	—	—	—	254
Segregated portfolio dividend expense	—	1,833	—	—	(441)	1,392

Total expenses	19,392	11,724	17,064	6,595	2,943	57,718

Income (loss) before income taxes	9,253	—	2,945	1,436	(2,103)	11,531
Income tax expense (benefit)	2,898	—	1,018	503	(353)	4,066

Net income (loss)	$6,355	$—	$1,927	$933	$(1,750)	$7,465

Total assets	$196,369	$50,132	$108,971	$49,987	$(14,402)	$391,057

The following table represents the segment results for the three months ended June 30, 2006, which reflects the results of operations of EIHI and ELH for the three months ended June 30, 2006 and the results of operations of EHC for the period from June 17, 2006 to June 30, 2006 (unaudited, in thousands):

For the Three Months Ended June 30, 2006

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$1,099	$776	$8,321	$326	$—	$10,522
Net investment income	154	43	1,050	56	(30)	1,273
Net realized investment gains (losses)	—	—	87	(7)	—	80
Other revenue	—	—	—	11	12	23

Total revenue	1,253	819	9,458	386	(18)	11,898

Expenses:
Losses and loss adjustment expenses incurred	755	472	5,268	242	(31)	6,706
Acquisition and other underwriting expenses	(15)	182	1,250	(4)	(184)	1,229
Other expenses	218	3	1,523	25	732	2,501
Amortization of intangibles	—	—	—	—	77	77
Policyholder dividend expense	71	—	—	—	—	71
Segregated portfolio dividend expense	—	162	—	—	(37)	125

Total expenses	1,029	819	8,041	263	557	10,709

Income (loss) before income taxes	224	—	1,417	123	(575)	1,189
Income tax expense (benefit)	69	—	482	(2)	(112)	437

Net income (loss)	$155	$—	$935	$125	$(463)	$752

Total assets	$131,173	$42,767	$107,843	$40,347	$30,167	$352,297

The following table represents the segment results for the six months ended June 30, 2006, which reflects the results of operations of EIHI and ELH for the six months ended June 30, 2006 and the results of operations of EHC for the period from June 17, 2006 to June 30, 2006 (unaudited, in thousands):

For the Six Months Ended June 30, 2006

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$1,099	$776	$16,980	$326	$—	$19,181
Net investment income	154	43	1,944	56	75	2,272
Net realized investment gains (losses)	—	—	951	(7)	—	944
Other revenue	—	—	—	11	12	23

Total revenue	1,253	819	19,875	386	87	22,420

Expenses:
Losses and loss adjustment expenses incurred	755	472	10,950	242	(31)	12,388
Acquisition and other underwriting expenses	(15)	182	2,572	(4)	(165)	2,570
Other expenses	218	3	3,246	25	1,352	4,844
Amortization of intangibles	—	—	—	—	77	77
Policyholder dividend expense	71	—	—	—	—	71
Segregated portfolio dividend expense	—	162	—	—	(37)	125

Total expenses	1,029	819	16,768	263	1,196	20,075

Income (loss) before income taxes	224	—	3,107	123	(1,109)	2,345
Income tax expense (benefit)	69	—	1,071	(2)	(240)	898

Net income (loss)	$155	$—	$2,036	$125	$(869)	$1,447

Total assets	$131,173	$42,767	$107,843	$40,347	$30,167	$352,297

11. Quarterly Dividends

On May 3, 2007, the Company paid a quarterly dividend totaling $580 to shareholders of record at the close of business on April 23, 2007.

On June 21, 2007, the Company announced the payment of a quarterly dividend to shareholders of record at the close of business on July 2, 2007. The dividend was approved by the Pennsylvania Insurance Department and was paid on July 15, 2007, totaling $579. Any future dividends must also be approved by the Pennsylvania Insurance Department through June 16, 2009.

12. Commitments and Contingencies

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

13. Subsequent Event – Authorization of Increased Share Repurchases

On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represents the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan.

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

The Company’s results of operations for the six months ended June 30, 2007 include the financial results of the workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance and corporate/other segments. As the acquisition of Eastern Holding Company, Ltd. (“EHC”) was not consummated until June 16, 2006, the Company’s results of operations for the six months ended June 30, 2006 include the financial results of the group benefits insurance segment and EIHI’s and ELH’s corporate activities for the six months ended June 30, 2006 and the financial results of the workers’ compensation segment, segregated portfolio cell reinsurance segment, specialty reinsurance segment, and EHC’s corporate activities for the period from June 17, 2006 to June 30, 2006.

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

Overview

The Company reported net income of $4.3 million and $7.5 million for the three and six months ended June 30, 2007, reflecting positive operating results in its workers’ compensation insurance, group benefits insurance, and specialty reinsurance segments. The corporate/other segment reported a net loss for the three and six months ended June 30, 2007, primarily reflecting corporate related expenses, including stock compensation expense of $602,000 and $1.2 million, respectively, related to the Company’s ESOP and stock incentive plans and intangible asset amortization of $435,000 and $869,000, respectively. The results of operations for the six months ended June 30, 2007 were reduced by $345,000 related to the amortization of purchase accounting adjustments.

Workers’ Compensation Insurance

Direct premiums written for the six months ended June 30, 2007 were 10.7% higher than direct premiums written for the same period in 2006. The increase in direct premiums written primarily reflects new business sales, a favorable renewal retention rate and select new agency appointments. These factors more than offset renewal rate decreases resulting from current market conditions.

Segregated Portfolio Cell Reinsurance

The segregated portfolio cell reinsurance segment added one new cell program during the second quarter of 2007, bringing the total number of programs to thirteen. Of the thirteen programs, two are in run-off as of June 30, 2007. Fee-based revenue generated by this segment for the six months ended June 30, 2007 was consistent with the same period in 2006. This segment also experienced premium renewal rate decreases as a result of current market conditions.

Group Benefits Insurance

The group benefits insurance segment continued to experience premium revenue growth during the second quarter of 2007. New business sales for the six months ended June 30, 2007 were $4.6 million higher than the same period in 2006 and the renewal retention rate improved by 10.6 percentage points from 2006 to 2007. In addition to the premium growth, A.M. Best upgraded ELH’s financial strength rating from “B++” (Very Good) to “A-” (Excellent) on June 19, 2007. While premium growth continued, the group benefits insurance segment experienced a 3.2 percentage point increase in its combined ratio from the first quarter of 2007, reflecting a 2.5 percentage point increase in the loss ratio and a 0.7 percentage point increase in the expense ratio. The increase in the loss ratio primarily reflects the impact of a higher loss ratio on new dental business.

Specialty Reinsurance

The specialty reinsurance segment’s results reflect the activity in the Company’s reinsurance contracts with an unaffiliated insurance company. There were no material changes in the Company’s reinsurance treaties with the unaffiliated insurance company during the first six months of 2007.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, including assumed premiums earned, net investment income and net realized investment gains.

Direct and net premiums written. Direct premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Direct premiums written include all premiums billed during a specified policy period. Net premiums written is the difference between direct premiums written and premiums ceded or paid to reinsurers (ceded premiums written). In the specialty reinsurance segment, assumed premiums are premiums that are received from another company under a reinsurance agreement, which are reported to the Company directly from the broker on a quarterly basis. In the segregated portfolio cell reinsurance segment, assumed premiums are derived from insurance contracts written by EAIG and ceded to the segregated portfolio cells at Eastern Re.

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

Net investment income and realized gains and losses on investments. The Company invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses) in cash, cash equivalents, fixed income securities, convertible bonds, equity securities, and other long-term investments. Investment income includes interest earned on invested assets. Realized gains and losses on invested assets are reported separately from net investment income. The Company recognizes realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost.

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

Acquisition and other underwriting expenses. In the workers’ compensation and group benefits insurance segments, expenses incurred to underwrite risks are referred to as acquisition and other underwriting expenses, which consist primarily of commission expenses, premium taxes and fees and other underwriting expenses incurred in acquiring, writing and administering the Company’s business as well as required payments to the Pennsylvania Workers’ Compensation Security Fund (the “Security Fund”). The Security Fund assesses workers’ compensation insurers doing business in Pennsylvania for the purpose of providing funds to cover obligations to policyholders of insolvent insurance companies. In the specialty reinsurance and segregated portfolio cell reinsurance segments, acquisition and other underwriting expenses consist of ceding commissions earned under the respective reinsurance agreements. Ceding commissions received by EAIG are netted against other underwriting expenses.

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

Key Financial Measures

The Company evaluates its insurance operations by monitoring certain key measures of growth and profitability. The Company measures growth by monitoring changes in direct premiums written and net premiums written. The Company measures underwriting profitability by examining loss, expense and combined ratios. On a segmental basis, the Company measures a segment’s operating results by examining net income, diluted earnings per share, and return on average equity.

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

Net income, diluted earnings per share, and return on average equity. The Company uses net income and diluted earnings per share to measure its profits and return on average equity to measure its effectiveness in utilizing shareholders’ equity to generate net income. In determining return on average equity for a given year, net income is divided by the average of the beginning and ending shareholders’ equity for that year.

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

Reserve for Losses and Loss Adjustment Expenses

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of June 30, 2007, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance segments as of June 30, 2007 and December 31, 2006 are summarized below (unaudited, in thousands):

June 30, 2007	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$18,695	$8,957	$12,623	$8,476	$48,751
Case incurred development, IBNR, and unallocated LAE reserves	27,467	13,876	4,375	13,276	58,994
Amount of discount	(2,291)	(1,142)	—	—	(3,433)

Net reserves	43,871	21,691	16,998	21,752	104,312
Reinsurance recoverables on unpaid losses and LAE	2,856	2,576	19,467	—	24,899
Purchase accounting adjustments	1,215	213	—	(71)	1,357

Reserves for unpaid losses and LAE	$47,942	$24,480	$36,465	$21,681	$130,568

December 31, 2006	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$18,057	$8,216	$13,397	$8,985	$48,655
Case incurred development, IBNR, and unallocated LAE reserves	25,910	13,992	4,143	10,523	54,568
Amount of discount	(2,183)	(1,125)	—	—	(3,308)

Net reserves	41,784	21,083	17,540	19,508	99,915
Reinsurance recoverables on unpaid losses and LAE	1,475	2,893	20,289	—	24,657
Purchase accounting adjustments	1,699	293	—	(97)	1,895

Reserves for unpaid losses and LAE	$44,958	$24,269	$37,829	$19,411	$126,467

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the six months ended June 30, 2007, the Company did not experience any declines in investment securities that were determined to be other-than-temporary. As of June 30, 2007, the Company held securities with gross unrealized losses of $980,000, of which $294,000 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of June 30, 2007 and December 31, 2006, deferred policy acquisition costs and the related unearned premium reserves were as follows (unaudited, in thousands):

	June 30, 2007	December 31, 2006
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$1,829	$1,232
Unearned premium reserves	$28,560	$21,336
Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$3,489	$1,496
Unearned premium reserves	$12,293	$6,330
Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$66	$80
Specialty reinsurance segment:
Deferred policy acquisition costs	$2,315	$1,773
Unearned premium reserves	$7,716	$6,854

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

Reinsurance Recoverables

Amounts recoverable from the Company’s reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and loss adjustment expenses are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and loss adjustment expenses affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers.

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

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48,” Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s consolidated financial condition or results of operations. The Company has no uncertain tax positions as of June 30, 2007. All tax years subsequent to December 31, 2002 remain subject to examination by the Internal Revenue Service.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended June 30, 2007 and 2006:

	2007	2006
Net premiums written	$29,488	$9,482

Net premiums earned	$31,833	$10,522
Net investment income	3,238	1,273
Net realized investment gains	1,007	80
Other revenue	156	23

Consolidated revenue	$36,234	$11,898

The increase in consolidated revenue reflects the acquisition of EHC on June 16, 2006.

The components of consolidated net income, by segment, for the three months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Workers’ compensation insurance	$3,718	$155
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	931	935
Specialty reinsurance	602	125
Corporate/other	(937)	(463)

Consolidated net income	$4,314	$752

The increase in consolidated net income reflects the acquisition of EHC on June 16, 2006.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended June 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$19,221	$1,525
Reinsurance premiums assumed	560	3
Ceded premiums written	(7,112)	(658)

Net premiums written	12,669	870
Change in unearned premiums	971	229

Net premiums earned	13,640	1,099
Net investment income	1,153	154
Net realized investment gains	308	—

Total revenue	$15,101	$1,253

Expenses:
Losses and loss adjustment expenses	$7,144	$755
Acquisition and other underwriting expenses	643	(15)
Other expenses	1,852	218
Policyholder dividend expense	153	71

Total expenses	$9,792	$1,029

Income before income taxes	5,309	224
Income tax expense	1,591	69

Net income	$3,718	$155

Net Income

The increase in net income reflects the acquisition of EHC on June 16, 2006. Net income for the three months ended June 30, 2007 includes after-tax favorable reserve development on prior accident periods of $780,000 and rehabilitation tax credits of $131,000, which had the impact of lowering the effective tax rate.

The workers’ compensation insurance ratios were as follows for the three months ended June 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	52.4%	68.7%
Expense ratio	18.3%	18.5%
Policyholders’ dividend ratio	1.1%	6.5%

Combined ratio	71.8%	93.7%

Premiums

Direct premiums written for traditional business and alternative markets were $14.1 million and $5.1 million, respectively, for the three months ended June 30, 2007. Direct written premiums for 2007 include the impact of renewal rate decreases of 3.8%, a premium renewal retention rate of 88.5%, the amortization of purchase accounting adjustments totaling $214,000, and audit premiums of $339,000.

Losses and Loss Adjustment Expenses

Losses and LAE for the three months ended June 30, 2007 include a reduction of $242,000 related to the amortization of purchase accounting adjustments. The accident period loss and LAE ratio was 62.0% for the three months ended June 30, 2007. The calendar period loss and LAE ratio includes 0.9 percentage points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE. Favorable reserve development on prior accident periods of $1.2 million was recorded for the three months ended June 30, 2007. The favorable reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of June 30, 2007. For the three months ended June 30, 2007, the Company closed 55, or 11.1%, of the 495 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2005, 2006, and 2007 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements. For the three months ended June 30, 2007, there was one claim that exceeded the Company’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the three months ended June 30, 2007 include agent commissions, estimated premium taxes and the estimated Security Fund assessment. The estimated premium taxes and Security Fund assessment are equal to 2.0% and 1.0% of direct premiums written, respectively. Fee based revenue from the segregated portfolio cell segment is netted against acquisition and other underwriting expenses. The expense ratio was 18.3% for the three months ended June 30, 2007.

Policyholder Dividends

Policyholder dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. For the three months ended June 30, 2007, 11.1% of all policies were written on a dividend policy basis.

Net Investment Income

Net investment income was $1.2 million for the three months ended June 30, 2007. The average yield on the fixed income portfolio was 4.48% as of June 30, 2007.

Net Realized Gains

Net realized gains primarily reflect sales activity on equity securities.

Tax Expense

The effective tax rate for the three months ended June 30, 2007 was 30.0%. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to the rehabilitation tax credits and tax exempt income on municipal securities. The rehabilitation tax credits are related to improvements to the Company’s corporate offices.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended June 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$4,781	$65
Ceded premiums written	(619)	(35)

Net premiums written	4,162	30
Change in unearned premiums	1,412	746

Net premiums earned	5,574	776
Net investment income	382	43
Net realized investment gains	67	—

Total revenue	$6,023	$819

Expenses:
Losses and loss adjustment expenses	$3,306	$472
Acquisition and other underwriting expenses	1,689	182
Other expenses	128	3
Segregated portfolio dividend expense (1)	900	162

Total expenses	$6,023	$819

Net income (1)	$0	$0

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended June 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	59.3%	60.8%
Expense ratio	32.6%	23.8%

Combined ratio	91.9%	84.6%

Premiums

Reinsurance premiums assumed include the impact of 2007 renewal rate decreases of 3.4%, a premium renewal retention rate of 89.5%, a reduction of $279,000 related to the amortization of purchase accounting adjustments, and audit premiums of $44,000.

Net premiums written for the three months ended June 30, 2007 include an increase of $118,000 related to the amortization of purchase accounting adjustments.

Losses and Loss Adjustment Expenses

Losses and LAE for the three months ended June 30, 2007 include a reduction of $40,000 related to the amortization of purchase accounting adjustments. The calendar period loss and LAE ratio includes 1.0 points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses include a reduction of $168,000 related to the amortization of purchase accounting adjustments. The expense ratio for the three months ended June 30, 2007 includes a reduction of 2.0 points related to the amortization of purchase accounting adjustments. The expense ratio, without regards to the aforementioned purchase accounting adjustments, is consistent with the contractual ceding commissions for the three months ended June 30, 2007.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three months ended June 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$9,568	$8,935
Ceded premiums written	(676)	(620)

Net premiums written	8,892	8,315
Change in unearned premiums	(2)	6

Net premiums earned	8,890	8,321
Net investment income	722	1,050
Net realized investment gains	623	87

Total revenues	10,235	9,458

Expenses:
Losses and loss adjustment expenses	5,959	5,268
Acquisition and other underwriting expenses	1,438	1,250
Other expenses	1,401	1,523

Total expenses	8,798	8,041

Income before income taxes	1,437	1,417
Income tax expense	506	482

Net income	$931	$935

Net Income

The decrease in net income primarily reflects an increase in the loss ratio and a decrease in net investment income, partially offset by an increase in realized investment gains.

The group benefits insurance ratios were as follows for the three months ended June 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	67.0%	63.3%
Expense ratio	31.9%	33.3%

Combined ratio	98.9%	96.6%

Premiums

The increase in direct premiums written reflects an increase in new business sales and an improved renewal retention rate for the three months ended June 30, 2007, compared to the same period in 2006. New business sales totaled $2.3 million for the three months ended June 30, 2007, compared to new business sales of $799,000 for the same period in 2006. The renewal retention rate improved 10.6 percentage points from 2006 to 2007. Renewal retention through June 30, 2007 totaled 84.3%.

Net premiums earned, by line of business, for the three months ended June 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Dental	$5,372	$4,811
Short-term disability	1,669	1,624
Long-term disability	432	480
Term life	1,417	1,406

Total	$8,890	$8,321

Net Investment Income

The decrease in net investment income primarily reflects the change in equity interest of other long-term investments.

Net Realized Investment Gains

The increase in net realized investment gains primarily reflects gains recognized on the sale of equity securities and the redemption of a limited partnership interest during the second quarter of 2007, and an increase in the fair value of convertible bonds from 2006 to 2007.

Losses and Loss Adjustment Expenses

The increase in losses and LAE primarily reflects an increase in the calendar period loss ratio from 2006 to 2007. The calendar period loss ratios, by line of business, for the three months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Dental	73.5%	67.2%
Short-term disability	74.8%	83.8%
Long-term disability	-10.9%	-2.1%
Term life	42.7%	47.4%
Total group benefits	67.0%	63.3%

Dental

The increase in the calendar period loss ratio reflects an accident period loss ratio of 74.0% for the three months ended June 30, 2007, compared to an accident period loss ratio of 72.1% for the same period in 2006, and a decrease in favorable development on prior period reserves from 2006 to 2007. Favorable development totaled $25,000 for the three months ended June 30, 2007, or 0.5 percentage points, compared to favorable development of $236,000, or 4.9 percentage points for the same period in 2006. The increase in the accident period loss ratio primarily reflects the impact of a higher loss ratio on new business.

Short-term Disability

The decrease in the calendar period loss ratio reflects an accident period loss ratio of 78.6% for the three months ended June 30, 2007, compared to an accident period loss ratio of 82.2% for the same period in 2006, and an increase in favorable development on prior period reserves from 2006 to 2007. Favorable development totaled $63,000 for the three months ended June 30, 2007, or 3.8 percentage points, compared to unfavorable development of $25,000, or -1.6 percentage points for the same period in 2006. The improvement in the accident period loss ratio reflects lower claim frequency and severity from 2006 to 2007.

Long-term Disability

The improvement in the long-term disability loss ratio primarily reflects lower severity in reported claims and the termination of prior period claims. The impact of claim activity for the three months ended June 30, 2007 resulted in a net reserve decrease of $264,000, compared to a net reserve increase of $32,000 for the same period in 2006.

Term Life

The decrease in the term life loss ratio primarily reflects lower frequency in reported premium waiver claims and the termination of prior year claims.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percentage of direct premiums written totaled 15.0% for the three months ended June 30, 2007, compared to 14.0% for the same period in 2006. The increase primarily reflects an increase in commissions paid to general agents.

Other Expenses

The decrease in other expenses reflects management’s expense reduction efforts.

Tax Expense

The increase in tax expense reflects higher pre-tax income, offset by an increase in the effective tax rate from 34.0% in 2006 to 35.2% in 2007. The increase in the effective tax rate primarily reflects the increase in the statutory tax rate from 34.0% to 35.0%.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the three months ended June 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$3,765	$267
Change in unearned premiums	(36)	59

Net premiums earned	$3,729	$326
Net investment income	503	56
Net realized investment losses	(5)	(7)
Other revenue	67	11

Total revenue	$4,294	$386

Expenses:
Losses and loss adjustment expenses	$2,162	$242
Acquisition and other underwriting expenses	1,010	(4)
Other expenses	196	25

Total expenses	$3,368	$263

Income before income taxes	926	123
Income tax expense (benefit)	324	(2)

Net income	$602	$125

Net Income

The increase in net income reflects the acquisition of EHC on June 16, 2006. Net income for the specialty reinsurance segment includes an after-tax charge of $58,000 related to the amortization of purchase accounting adjustments.

The specialty reinsurance ratios were as follows for the three months ended June 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	58.0%	74.2%
Expense ratio	32.4%	6.4%

Combined ratio	90.4%	80.6%

Reinsurance Premiums Assumed

Reinsurance premiums assumed, by line of business, were as follows for the three months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
EnviroGuard	$2,744	$317
EIA liability	1,011	120
Other	208	—
Purchase accounting adjustments	(198)	(170)

Total assumed premiums	$3,765	$267

Losses and Loss Adjustment Expenses

Losses and LAE for the three months ended June 30, 2007 include an increase of $13,000 related to the amortization of purchase accounting adjustments. The calendar period loss and LAE ratio includes 3.3 points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the three months ended June 30, 2007 include a reduction of $123,000 related to the amortization of purchase accounting adjustments. As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the three months ended June 30, 2007, the ceding commission paid to the primary insurer was 30.0%.

Net Investment Income

Net investment income was $503,000 for the three months ended June 30, 2007. The average yield on the fixed income portfolio was 4.68% as of June 30, 2007.

Tax Expense

The effective tax rate for the three months June 30, 2007 was 35.0%.

CORPORATE/OTHER

The corporate/other segment results for the three months ended June 30, 2007 include the impact of the Company’s stock incentive plans and ESOP and the amortization of intangible assets. Stock compensation expense and intangible asset amortization totaled $602,000 and $435,000 for the three months ended June 30, 2007, respectively. The corporate/other segment results for the three months ended June 30, 2006 include the impact of transaction expenses incurred by ELH totaling $101,000, stock compensation expense of $33,000, and intangible asset amortization of $77,000.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the six months ended June 30, 2007 and 2006:

	2007	2006
Net premiums written	$72,181	$18,124

Net premiums earned	$60,962	$19,181
Net investment income	6,218	2,272
Net realized investment gains	1,731	944
Other revenue	338	23

Consolidated revenue	$69,249	$22,420

The increase in consolidated revenue reflects the acquisition of EHC on June 16, 2006.

The components of consolidated net income, by segment, for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Workers’ compensation insurance	$6,355	$155
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	1,927	2,036
Specialty reinsurance	933	125
Corporate/other	(1,750)	(869)

Consolidated net income	$7,465	$1,447

The increase in consolidated net income reflects the acquisition of EHC on June 16, 2006.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the six months ended June 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$52,881	$1,525
Reinsurance premiums assumed	784	3
Ceded premiums written	(21,983)	(658)

Net premiums written	31,682	870
Change in unearned premiums	(6,023)	229

Net premiums earned	25,659	1,099
Net investment income	2,375	154
Net realized investment gains	611	—

Total revenue	$28,645	$1,253

Expenses:
Losses and loss adjustment expenses	$13,967	$755
Acquisition and other underwriting expenses	1,576	(15)
Other expenses	3,595	218
Policyholder dividend expense	254	71

Total expenses	$19,392	$1,029

Income before income taxes	9,253	224
Income tax expense	2,898	69

Net income	$6,355	$155

Net Income

The increase in net income reflects the acquisition of EHC on June 16, 2006. Net income for the six months ended June 30, 2007 includes after-tax favorable reserve development on prior accident periods of $1.5 million and an after-tax charge of $317,000 related to the amortization of purchase accounting adjustments.

The workers’ compensation insurance ratios were as follows for the six months ended June 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	54.4%	68.7%
Expense ratio	20.2%	18.5%
Policyholders’ dividend ratio	1.0%	6.5%

Combined ratio	75.6%	93.7%

Premiums

Direct premiums written for traditional business and alternative markets were $34.9 million and $18.0 million, respectively, for the six months ended June 30, 2007. Direct written premiums include the impact of 2007 renewal rate decreases of 3.8%, a premium renewal retention rate of 88.5%, the amortization of purchase accounting adjustments totaling $1.2 million, and audit premiums of $696,000.

Losses and Loss Adjustment Expenses

Losses and LAE for the six months ended June 30, 2007 include a reduction of $484,000 related to the amortization of purchase accounting adjustments. The accident period loss and LAE ratio was 62.0% for the six months ended June 30, 2007. The calendar period loss and LAE ratio includes 0.6 percentage points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE. Favorable reserve development on prior accident periods of $2.2 million was recorded for the six months ended June 30, 2007. The favorable reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of June 30, 2007. For the six months ended June 30, 2007, the Company closed 142, or 28.7%, of the 495 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2005, 2006, and 2007 enabled it to record loss and LAE that were lower than the amount reserved for claim settlements. For the six months ended June 30, 2007, there was one claim that exceeded the Company’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the six months ended June 30, 2007 include agent commissions, estimated premium taxes and the estimated Security Fund assessment, and a reduction of $229,000 related to the amortization of purchase accounting adjustments. The estimated premium taxes and Security Fund assessment are equal to 2.0% and 1.0% of direct premiums written, respectively. Fee based revenue from the segregated portfolio cell segment is netted against acquisition and other underwriting expenses. The expense ratio was 20.2% for the six months ended June 30, 2007.

Policyholder Dividends

Policyholder dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. For the six months ended June 30, 2007, 11.1% of all policies were written on a dividend policy basis.

Net Investment Income

Net investment income was $2.4 million for the six months ended June 30, 2007. The average yield on the fixed income portfolio was 4.48% as of June 30, 2007.

Net Realized Gains

Net realized gains primarily reflect sales activity on equity securities.

Tax Expense

The effective tax rate for the six months ended June 30, 2007 was 31.3%. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to the rehabilitation tax credits and tax exempt income on municipal securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the six months ended June 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$17,240	$65
Ceded premiums written	(1,126)	(35)

Net premiums written	16,114	30
Change in unearned premiums	(5,182)	746

Net premiums earned	10,932	776
Net investment income	633	43
Net realized investment gains	159	—

Total revenue	$11,724	$819

Expenses:
Losses and loss adjustment expenses	$6,514	$472
Acquisition and other underwriting expenses	3,169	182
Other expenses	208	3
Segregated portfolio dividend expense (1)	1,833	162

Total expenses	$11,724	$819

Net income (1)	$0	$0

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the six months ended June 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	59.6%	60.8%
Expense ratio	30.9%	23.8%

Combined ratio	90.5%	84.6%

Premiums

Reinsurance premiums assumed include the impact of 2007 renewal rate decreases of 3.4%, a premium renewal retention rate of 89.5%, a reduction of $781,000 related to the amortization of purchase accounting adjustments, and audit premiums of $159,000.

Net premiums written for the six months ended June 30, 2007 include an increase of $330,000 related to the amortization of purchase accounting adjustments.

Losses and Loss Adjustment Expenses

Losses and LAE for the six months ended June 30, 2007 include a reduction of $80,000 related to the amortization of purchase accounting adjustments. The calendar period loss and LAE ratio includes 1.7 points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses include a reduction of $472,000 related to the amortization of purchase accounting adjustments. The expense ratio for the six months ended June 30, 2007 includes a reduction of 2.9 points related to the amortization of purchase accounting adjustments. The expense ratio, without regards to the aforementioned purchase accounting adjustments, is consistent with the contractual ceding commissions for the six months ended June 30, 2007.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the six months ended June 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$18,870	$18,190
Ceded premiums written	(1,355)	(1,233)

Net premiums written	17,515	16,957
Change in unearned premiums	(1)	23

Net premiums earned	17,514	16,980
Net investment income	1,570	1,944
Net realized investment gains	925	951

Total revenues	20,009	19,875

Expenses:
Losses and loss adjustment expenses	11,522	10,950
Acquisition and other underwriting expenses	2,770	2,572
Other expenses	2,772	3,246

Total expenses	17,064	16,768

Income before income taxes	2,945	3,107
Income tax expense	1,018	1,071

Net income	$1,927	$2,036

Net Income

The decrease in net income primarily reflects the impact of lower net investment income. The decrease in net investment income reflects a decline in the value of other long-term investments.

The group benefits insurance ratios were as follows for the six months ended June 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	65.8%	64.5%
Expense ratio	31.6%	34.3%

Combined ratio	97.4%	98.8%

Premiums

The increase in direct premiums written reflects an increase in new business sales and an improved renewal retention rate for the six months ended June 30, 2007, compared to the same period in 2006. New business sales totaled $6.1 million for the six months ended June 30, 2007, compared to new business sales of $1.5 million for the same period in 2006. The renewal retention rate improved 10.6 percentage points from 2006 to 2007. Renewal retention through June 30, 2007 totaled 84.3%.

Net premiums earned, by line of business, for the six months ended June 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Dental	$10,534	$9,889
Short-term disability	3,304	3,263
Long-term disability	850	989
Term life	2,826	2,839

Total	$17,514	$16,980

Net Investment Income

The decrease in net investment income primarily reflects a decline in the equity interest in other long-term investments of $321,000. The decrease primarily reflects the redemption of a partnership interest, which resulted in the recognition of a realized gain totaling $344,000.

Net Realized Investment Gains

Net realized investment gains were relatively consistent form 2006 to 2007. Net realized gains for the six months ended June 30, 2007 include the gain on the redemption of the limited partnership interest and a gain on the sale of an equity security portfolio totaling $106,000. Net realized gains for the six months ended June 30, 2006 include the sale of an equity security totaling $716,000.

Losses and Loss Adjustment Expenses

The increase in losses and LAE reflects an increase in the calendar period loss ratio from 2006 to 2007. The calendar period loss ratios, by line of business, for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Dental	70.3%	64.9%
Short-term disability	73.0%	71.5%
Long-term disability	-8.9%	59.5%
Term life	57.4%	56.2%
Total group benefits	65.8%	64.5%

Dental

The increase in the calendar period loss ratio reflects an accident period loss ratio of 73.4% for the six months ended June 30, 2007, compared to an accident period loss ratio of 70.2% for the same period in 2006, and a decrease in favorable development on prior period reserves from 2006 to 2007. Favorable development totaled $328,000 for the six months ended June 30, 2007, or 3.1 percentage points, compared to favorable development of $522,000, or 5.3 percentage points for the same period in 2006. The increase in the accident period loss ratio primarily reflects the impact of a higher loss ratio on new business.

Short-term Disability

The increase in the calendar period loss ratio reflects an accident period loss ratio of 77.6% for the six months ended June 30, 2007, compared to an accident period loss ratio of 81.9% for the same period in 2006, and a decrease in favorable development on prior period reserves from 2006 to 2007. Favorable development totaled $153,000 for the six months ended June 30, 2007, or 4.6 percentage points, compared to favorable development of $341,000, or 10.4 percentage points for the same period in 2006. The improvement in the accident period loss ratio reflects lower claim frequency and severity from 2006 to 2007.

Long-term Disability

The improvement in the long-term disability loss ratio primarily reflects lower severity in reported claims and the termination of prior period claims. The impact of claim activity for the six months ended June 30, 2007 resulted in a net reserve decrease of $708,000, compared to a net reserve increase of $223,000 for the same period in 2006.

Term Life

The increase in the term life loss ratio primarily reflects a decrease in the reported death claim loss ratio, offset by the impact of premium waiver claim activity from 2006 to 2007. The reported death claim loss ratio totaled 56.2% for the six months ended June 30, 2007, compared to 62.4% for the same period in 2006, which primarily reflects a reduction in the number of reported death claims.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percentage of direct premiums written totaled 14.7% for the six months ended June 30, 2007, compared to 14.1% for the same period in 2006. The increase primarily reflects an increase in commissions paid to general agents.

Other Expenses

The decrease in other expenses reflects management’s expense reduction efforts.

Tax Expense

The decrease in tax expense reflects lower pre-tax income. The effective tax rate remained consistent at 34.6% from 2006 to 2007.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the six months ended June 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$6,870	$267
Change in unearned premiums	(13)	59

Net premiums earned	$6,857	$326
Net investment income	775	56
Net realized investment losses	(5)	(7)
Other revenue	404	11

Total revenue	$8,031	$386

Expenses:
Losses and loss adjustment expenses	$4,508	$242
Acquisition and other underwriting expenses	1,729	(4)
Other expenses	358	25

Total expenses	$6,595	$263

Income before income taxes	1,436	123
Income tax expense (benefit)	503	(2)

Net income	$933	$125

Net Income

The increase in net income reflects the acquisition of EHC on June 16, 2006. Net income for the specialty reinsurance segment includes an after-tax charge of $220,000 related to the amortization of purchase accounting adjustments.

The specialty reinsurance ratios were as follows for the six months ended June 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	65.7%	74.2%
Expense ratio	30.5%	6.4%

Combined ratio	96.2%	80.6%

Reinsurance premiums assumed, by line of business, were as follows for the six months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
EnviroGuard	$5,229	$317
EIA liability	2,282	120
Other	208	—
Purchase accounting adjustments	(849)	(170)

Total assumed premiums	$6,870	$267

Losses and Loss Adjustment Expenses

Losses and LAE for the six months ended June 30, 2007 include an increase of $26,000 related to the amortization of purchase accounting adjustments. The calendar period loss and LAE ratio includes 7.6 percentage points related to the amortization of purchase accounting adjustments impacting net premiums earned and losses and LAE.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the six months ended June 30, 2007 include a reduction of $537,000 related to the amortization of purchase accounting adjustments. As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the six months ended June 30, 2007, the ceding commission paid to the primary insurer was 30.0%.

Net Investment Income

Net investment income was $775,000 for the six months ended June 30, 2007. The average yield on the fixed income portfolio was 4.68% as of June 30, 2007.

Tax Expense

The effective tax rate for the six months ended June 30, 2007 was 35.0%.

CORPORATE/OTHER

The corporate/other segment results for the six months ended June 30, 2007 include the impact of the Company’s stock incentive plans and ESOP and the amortization of intangible assets. Stock compensation expense and intangible asset amortization totaled $1.2 million and $869,000 for the six months ended June 30, 2007, respectively. The corporate/other segment results for the six months ended June 30, 2006 include the impact of transaction expenses incurred by ELH totaling $303,000, stock compensation expense of $33,000, and intangible asset amortization of $77,000.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $391.1 million as of June 30, 2007, compared to $368.2 million as of December 31, 2006. The increase in consolidated assets primarily reflects increases in premiums receivable and deferred acquisition costs. Premiums receivable are historically higher at the end of June, compared to the end of December, which reflects the high volume of workers’ compensation business written at the beginning of the year. The increase in deferred acquisition costs reflects the full amortization of purchase accounting adjustments as of June 30, 2007 and the higher volume of workers’ compensation business written at the beginning of the year.

Consolidated liabilities totaled $214.8 million as of June 30, 2007, compared to $194.5 million as of December 31, 2006. The increase in consolidated liabilities primarily reflects increases in reserves and unearned premiums. The increase in reserves primarily reflects an increase in workers’ compensation reserves as a result of the increase in new business written in 2007. Unearned premiums are historically higher at the end of June, compared to the end of December, which reflects the high volume of workers’ compensation business written at the beginning of the year.

Consolidated equity totaled $176.2 million as of June 30, 2007, compared to $173.7 million as of December 31, 2006. The increase primarily reflects net income for the six months ended June 30, 2007, offset by the share repurchases, shareholder dividend and a decrease in accumulated other comprehensive income, net.

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

CASH FLOWS

Cash flows for the six months ended June 30, 2007 and 2006 were as follows (unaudited, in thousands):

	2007	2006
Cash flows provided by operating activities	$10,594	$1,164
Cash flows used in investing activities	(14,579)	(14,131)
Cash flows (used in) provided by financing activities	(4,736)	62,122

Net (decrease) increase in cash and cash equivalents	$(8,721)	$49,155

The change in cash flows from operating and investing activities primarily reflects the acquisition of EHC.

The cash flows used in financing activities reflects the repurchase of the Company’s common stock.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 30, 2007, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolios. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of the Company’s invested assets are invested in equity securities (approximately 5.0% as of June 30, 2007), the Company does not believe that its exposure to equity risk is significant.

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

Under the supervision and with the participation of our management, including the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The following table presents information with respect to those purchases of our common stock made during the six months ended June 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	N/A	N/A	N/A
February 1-28, 2007	10,355	$14.40	10,355	557,197
March 1-31, 2007	61,868	$14.46	61,868	495,329
April 1-30, 2007	1,100	$15.00	1,100	494,229
May 1-31, 2007	29,319	$14.73	29,319	464,910
June 1-30, 2007	262,578	$15.22	262,578	202,332

Total	365,220	$15.03	365,220

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC.
(Registrant)

Dated: August 9, 2007	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: August 9, 2007	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer