Form 10-Q
period 2007-09-30
Eastern Insurance Holdings, Inc.
filed 2007-11-08
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2007,

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	Number of Shares Outstanding as of November 7, 2007
(No par Value)	10,625,622
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $206,510; $201,226)	$208,729	$204,444
Convertible bonds, at estimated fair value (amortized cost, $13,265; $—)	14,989	—
Equity securities, at estimated fair value (cost, $18,517; $17,027)	19,934	18,219
Equity call options, at estimated fair value (cost, $—; $2,230)	—	3,318
Other long-term investments	10,975	11,604

Total investments	254,627	237,585

Cash and cash equivalents	41,296	50,703
Accrued investment income	2,299	2,236
Premiums receivable (net of allowance, $558; $558)	34,952	23,225
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	27,395	27,525
Deferred acquisition costs	7,457	4,501
Deferred income taxes, net	4,038	2,696
Federal income taxes recoverable	1,148	—
Intangible assets	6,806	8,110
Goodwill	5,140	5,140
Other assets	8,004	6,485

Total assets	$393,162	$368,206

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$133,910	$126,467
Unearned premium reserves	50,041	34,600
Advance premium	1,312	1,755
Accounts payable and accrued expenses	9,761	7,785
Ceded reinsurance balances payable	7,026	5,623
Benefit plan liabilities	288	324
Segregated portfolio cell dividend payable	10,693	7,962
Federal income taxes payable	—	1,902
Junior subordinated debentures	8,007	8,044

Total liabilities	$221,038	$194,462

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,597,723 and 11,351,048, respectively; outstanding – 10,728,422 and 11,351,048, respectively	—	—
Unearned ESOP compensation	(6,539)	(7,101)
Additional paid in capital	109,727	108,502
Treasury stock, at cost (869,301 shares)	(13,226)	—
Retained earnings	79,754	69,483
Accumulated other comprehensive income, net	2,408	2,860

Total shareholders’ equity	172,124	173,744

Total liabilities and shareholders’ equity	$393,162	$368,206

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Net premiums earned	$34,264	$26,678	$95,226	$45,859
Net investment income	3,882	2,974	10,100	5,269
Net realized investment gains	590	711	2,321	1,632
Other revenue	179	179	517	202

Total revenue	38,915	30,542	108,164	52,962

EXPENSES
Losses and loss adjustment expenses incurred	21,459	17,432	57,968	29,820
Acquisition and other underwriting expenses	4,097	1,709	11,266	4,141
Other expenses	6,452	5,241	17,977	10,223
Amortization of intangibles	434	511	1,303	588
Policyholder dividend expense	95	113	349	184
Segregated portfolio dividend expense	1,554	1,521	2,946	1,646

Total expenses	34,091	26,527	91,809	46,602

Income before income taxes	4,824	4,015	16,355	6,360
Income tax expense	1,263	1,713	5,329	2,611

Net income	$3,561	$2,302	$11,026	$3,749

Other comprehensive income (loss)
Unrealized holding gains arising during period, net of tax of $866, $1,211, $568 and $895	1,608	2,249	1,054	1,662
Amortization of unrecognized benefit plan amounts, net of tax of $3, $—, $8, and $-	5	—	15	—
Less: Reclassification adjustment for gains included in net income, net of tax of $121, $14, $585, and $109	224	26	1,086	202

Other comprehensive income (loss)	1,379	2,223	(47)	1,460

Comprehensive income	$4,940	$4,525	$10,979	$5,209

Earnings per share (See Note 4):	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$3,561	$2,302	$11,026	$2,613
Basic earnings per share	$0.35	$0.22	$1.06	$0.25
Diluted earnings per share	$0.34	$0.21	$1.02	$0.24

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2007

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2007

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
Balance, July 1, 2007	—	11,320,340	$—	$(6,728)	$109,303	$(4,156)	$76,773	$1,029	$176,221
ESOP shares released				189	107				296
Issuance of stock awards					317				317
Repurchase of common stock		(591,918)				(9,070)			(9,070)
Shareholder dividend							(580)		(580)
Net income							3,561		3,561
Other comprehensive loss, net of tax								1,379	1,379

Balance, September 30, 2007	—	10,728,422	$—	$(6,539)	$109,727	$(13,226)	$79,754	$2,408	$172,124

Nine Months Ended September 30, 2007

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
Balance, January 1, 2007	—	11,351,048	$—	$(7,101)	$108,502	$—	$69,483	$2,860	$173,744
Adoption of SFAS 155							405	(405)	—
ESOP shares released				562	298				860
Issuance of stock awards		246,675			927				927
Repurchase of common stock		(869,301)				(13,226)			(13,226)
Shareholder dividend							(1,160)		(1,160)
Net income							11,026		11,026
Other comprehensive loss, net of tax								(47)	(47)

Balance, September 30, 2007	—	10,728,422	—	$(6,539)	$109,727	$(13,226)	$79,754	$2,408	$172,124

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2006

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2006

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
Balance, July 1, 2006	—	11,351,048	$—	$(7,446)	$108,355	$62,652	$141	$163,702
Net proceeds from stock offering
Unearned compensation
ESOP shares released				188	73			261
Issuance of common stock
Net income						2,302		2,302
Other comprehensive loss, net of tax							2,223	2,223

Balance, June 30, 2006	—	11,351,048	$—	$(7,258)	$108,428	$64,954	$2,364	$168,488

Nine Months Ended September 30, 2006

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income Net of Tax	Total
Balance, January 1, 2006	—	—	$—	$—	$—	$61,205	$904	$62,109
Net proceeds from stock offering		7,475,000			69,597			69,597
Unearned compensation				(7,475)				(7,475)
ESOP shares released				217	77			294
Issuance of common stock		3,876,048			38,754			38,754
Net income						3,749		3,749
Other comprehensive loss, net of tax							1,460	1,460

Balance, June 30, 2006	—	11,351,048	$—	$(7,258)	$108,428	$64,954	$2,364	$168,488

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited, in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$11,026	$3,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280	94
Net amortization of bond premium/discount	736	361
Gain on sale of investments	(2,292)	(1,390)
Unrealized loss on equity call options	—	(242)
Unrealized gain on convertible bonds	(29)	—
Equity in income of limited partnerships	(413)	(169)
Recognition of deferred gain on sale of building	—	(87)
Deferred tax (benefit) provision	(1,323)	132
Stock compensation	1,786	294
Intangible asset amortization	1,303	588
Changes in assets and liabilities:
Accrued investment income	(63)	219
Premiums receivable	(11,727)	(4,456)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	130	2,955
Deferred acquisition costs	(2,956)	(3,526)
Other assets	(1,805)	(234)
Reserves for unpaid losses and loss adjustment expenses	7,443	(181)
Unearned and advance premium	14,999	9,422
Ceded reinsurance balances payable	1,403	—
Accounts payable and accrued expenses	1,615	2,788
Segregated portfolio cell dividend payable	2,731	(1,566)
Benefit plan liabilities	(57)	(72)
Federal income taxes recoverable/payable	(3,050)	367

Net cash provided by operating activities	19,737	9,046

Cash flows from investing activities:
Purchase of fixed income securities	(96,167)	(45,367)
Purchase of equity securities	(11,299)	(702)
Purchase of other long-term investments	(500)	(2,240)
Proceeds from sale of fixed income securities	30,990	26,659
Proceeds from maturities/calls of fixed income securities	49,417	12,844
Proceeds from equity securities	10,907	1,225
Proceeds from other long-term investments	1,876	—
Change in unsettled investment purchases and sales	230	—
Acquisition of EHC, net of cash received	—	(14,149)
Principal payments received on mortgage loans	10	14
Purchase of equipment, net	(222)	(22)

Net cash used in investing activities	(14,758)	(21,738)

Cash flows from financing activities:
Proceeds from initial public offering, net of expenses	—	62,122
Shareholder dividend	(1,160)	—
Repurchase of common stock	(13,226)	—
Repayment of long-term debt	—	(1,723)

Net cash (used in) provided by financing activities	(14,386)	60,399

Net (decrease) increase in cash and cash equivalents	(9,407)	47,707
Cash and cash equivalents, beginning of period	50,703	4,699

Cash and cash equivalents, end of period	$41,296	$52,406

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,300	$485
Cash paid for interest	$455	$—

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

The Company operates in five segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance, and corporate/other. See Note 9 for a description of each segment.

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

The consolidated statements of income and comprehensive income for the nine months ended September 30, 2006 represent the results of operations of the group benefits insurance segment for the nine months ended September 30, 2006 and the results of operations of the workers’ compensation insurance segment, segregated portfolio cell reinsurance segment and specialty reinsurance segment for the period from June 17, 2006 to September 30, 2006. The corporate/other segment for the nine months ended September 30, 2006 represents the results of operations of ELH’s corporate activities for the nine months ended September 30, 2006 and the results of operations of Employers Alliance, EIHI, EHC, Global Alliance, and Eastern Services for the period from June 17, 2006 to September 30, 2006. Basic and diluted earnings per share for the nine months ended September 30, 2006 is computed by dividing consolidated net income for the period from June 17, 2006 to September 30, 2006 by the weighted average number of shares outstanding for the respective period.

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

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of September 30, 2007 and December 31, 2006 totaled $1.4 million and $1.5 million, respectively.

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

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of 3%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $3.5 million and $3.3 million as of September 30, 2007 and December 31, 2006, respectively.

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

Management believes that its reserves for unpaid losses and LAE are adequate as of September 30, 2007. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of September 30, 2007, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs totaled $1.3 million and $3.4 million for the three and nine months ended September 30, 2007, respectively, and $1.4 million and $4.5 million for the three and nine months ended September 30, 2006.

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

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during the three and nine months ended September 30, 2007 and 2006.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax subsequent to June 16, 2006, as a result of the redomestication of EHC.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of September 30, 2007 and December 31, 2006, the Company accrued policyholder dividends payable of $809 and $598, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Assessments

The Company is subject to state guaranty fund assessments in the Commonwealth of Pennsylvania, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department (the “Insurance Department”) to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. As of September 30, 2007 and December 31, 2006, the Company recorded an accrual of $778 and $0, respectively, related to the anticipated assessment from the Security Fund.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three and nine months ended September 30, 2007 and 2006 were as follows (unaudited, in thousands, except share data):

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2007	2006	2007	2006
Suspense shares	710,125	747,500	710,125	747,500
Allocated shares	37,375	—	37,375	—
Shares committed to be released	18,841	18,841	56,216	21,708
Average price per share	$15.68	$13.87	$15.30	$13.54
Stock compensation expense	$296	$261	$860	$294

As of September 30, 2007 and December 31, 2006, the estimated fair value of unearned ESOP shares were $10.1 million and $10.3 million, respectively.

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

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48,” Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s consolidated financial condition or results of operations. The Company has no uncertain tax positions as of September 30, 2007. All tax years subsequent to December 31, 2002 remain subject to examination by the Internal Revenue Service.

3. Intangible Assets

The acquisition of EHC resulted in the identification of certain intangible assets. The allocation of the purchase price in excess of the fair value of EHC’s net assets acquired to intangible assets totaled $9.2 million. As of September 30, 2007 and December 31, 2006, intangible assets consisted of the following (unaudited, in thousands):

	September 30, 2007		December 31, 2006
Intangible Assets with Finite Life	Balance	Accumulated Amortization	Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$1,750	$376	$1,750	$165
Renewal rights (15 year amortization period)	6,398	2,016	6,398	923

	$8,148	$2,392	$8,148	$1,088

Intangible Assets with Infinite Life
State insurance licenses	1,050	—	1,050	—

Total intangible assets	$9,198	$2,392	$9,198	$1,088

Amortization expense totaled $434 and $1,303 for the three and nine months ended September 30, 2007 and $511 and $588 for the three and nine months ended September 30, 2006, respectively.

4. Earnings Per Share

Basic earnings per share are computed by dividing net income for the three and nine months ended September 30, 2007 and 2006 by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income for the three and nine months ended September 30, 2007 and 2006 by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. Stock warrants of 306,099 and restricted stock awards of 30,187 and 23,528, respectively, for the three and nine months ended September 30, 2007 have been included as dilutive potential common shares outstanding. For the three and nine months ended September 30, 2007, there were 846,752 and 853,411 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consolidated net income	$3,561	$2,302	$11,026	$2,613
Basic shares outstanding	10,105,204	10,615,836	10,435,468	10,614,402
Diluted shares outstanding	10,441,490	10,921,935	10,765,095	10,920,501
Basic earnings per share	$0.35	$0.22	$1.06	$0.25
Diluted earnings per share	$0.34	$0.21	$1.02	$0.24

5. Share Repurchase

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent, or 567,552 shares, of the Company’s issued and outstanding shares of common stock. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represents the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan. As of September 30, 2007, the Company repurchased 869,301 shares at a cost of $13,226, representing a weighted average cost of $15.22 per share. The Company repurchased an additional 102,800 shares at a cost of $1.6 million, through November 6, 2007.

6. Stock-Based Compensation

Awards under the Stock Incentive Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. At adoption, the Stock Incentive Plan initially limited to 299,000 the number of shares that may be awarded as restricted stock, and to 500,000 the number of shares for which incentive stock options may be granted. The total number of shares initially authorized in the Stock Incentive Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Stock Incentive Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. During 2007, grants of 355,672 non-qualified stock options, 278,516 incentive stock options and 246,675 restricted stock awards were made to employees and non-employee directors. A total of 3,924 stock options were forfeited during the nine months ended September 30, 2007. There were no stock options forfeited during the three months ended September 30, 2007. The stock options and restricted stock awards vest over a five year period and are not subject to performance criteria. No stock options have vested as of September 30, 2007 and, accordingly, no stock options granted under the Stock Incentive Plan have been exercised as of September 30, 2007. Upon exercise, it is anticipated that new shares will be issued to the option holder.

Total stock-based compensation expense recognized in the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2007 is shown in the following table (unaudited, in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Stock compensation expense related to:
Stock options	$137	$403
Restricted stock	180	524
Total related tax benefit	91	265
Total unrecognized compensation expense	$5,328	$5,328

As of September 30, 2007, total unrecognized stock compensation expense related to non-vested stock options and restricted stock totaled $2.3 million and $3.0 million, respectively, which is expected to be recognized over a weighted average period of approximately 51.0 months. As of September 30, 2007, all stock options and restricted stock are unvested.

The fair values of stock options granted during the three and nine months ended September 30, 2007 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

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

The following table summarizes stock option activity for the three and nine months ended September 30, 2007 (unaudited):

Three Months Ended September 30, 2007

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2007	612,764	$14.35	9.51	$944
Granted	17,500	15.14
Forfeited	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at September 30, 2007	630,264	$14.37	9.30	$690

Exercisable at September 30, 2007	—	—	—	—

Nine Months Ended September 30, 2007

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	—	—	—	—
Granted	634,188	$14.37
Forfeited	(3,924)	14.35
Exercised	—	—
Cancelled	—	—

Outstanding at September 30, 2007	630,264	$14.37	9.30	$690

Exercisable at September 30, 2007	—	—	—	—

The aggregate intrinsic value in the table above is before applicable income taxes, and is based on the Company’s closing stock price of $15.46 on September 30, 2007.

As of September 30, 2007, there were 117,236 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of September 30, 2007 (unaudited):

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	608,840	9.26	$14.35
$14.50	3,924	9.27	$14.50
$14.86	7,500	9.72	$14.86
$15.22	5,000	9.88	$15.22
$15.47	5,000	9.92	$15.47

Outstanding at September 30, 2007	630,264	9.30	$14.37

The following table summarizes restricted stock activity for the three and nine months ended September 30, 2007 (unaudited):

Three Months Ended September 30, 2007

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding at July 1, 2007	246,675	9.51
Granted	—
Forfeited	—
Exercised	—
Cancelled	—

Outstanding at September 30, 2007	246,675	9.26

Exercisable at September 30, 2007	—	—

Nine Months Ended September 30, 2007

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding at January 1, 2007	246,675	9.51
Granted	—
Forfeited	—
Exercised	—
Cancelled	—

Outstanding at September 30, 2007	246,675	9.26

Exercisable at September 30, 2007	—	—

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three and nine months ended September 30, 2007 and 2006 (unaudited in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$125,650	$114,877	$121,397	$38,730
Reinsurance recoverables on unpaid losses and LAE	24,663	27,147	24,236	23,912

Net balance, beginning of period	100,987	87,730	97,161	14,818
Net reserves acquired through acquisition of EHC	—	—	—	73,554
Purchase accounting adjustments on acquisition date	—	2,390	—	2,432
Incurred related to:
Current year	20,791	18,609	60,834	33,164
Prior year	862	(799)	(2,167)	(2,795)

Total incurred before purchase accounting adjustments	21,653	17,810	58,667	30,369
Purchase accounting adjustments	(155)	(269)	(692)	(311)

Total incurred	21,498	17,541	57,975	30,058
Paid related to:
Current year	10,180	9,132	24,519	18,523
Prior year	7,540	4,583	25,852	8,393

Total paid	17,720	13,715	50,371	26,916

Net balance, end of period	104,765	93,946	104,765	93,946
Reinsurance recoverables on unpaid losses and LAE	24,261	26,052	24,261	26,052

Balance, end of period	$129,026	$119,998	$129,026	$119,998

Total reserves for unpaid for losses and loss adjustment expenses	$133,910	$125,302	$133,910	$125,302
Less: Term life premium waiver reserves	4,807	5,111	4,807	5,111
Less: Other	77	193	77	193

Balance, end of period	$129,026	$119,998	$129,026	$119,998

Incurred losses by segment were as follows for the three and nine months ended September 30, 2007 (unaudited, in thousands):

Three Months Ended September 30, 2007

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$8,641	$4,535	$6,000	$1,725	$20,901
Current period discount	(60)	(50)	—	—	(110)
Prior year, gross of discount	(2,252)	(1,133)	206	4,056	877
Accretion of prior period discount	(23)	8	—	—	(15)

Total incurred before purchase accounting adjustments	6,306	3,360	6,206	5,781	21,653
Purchase accounting adjustments	(137)	(26)	—	8	(155)

Total incurred	$6,169	$3,334	$6,206	$5,789	$21,498

Nine Months Ended September 30, 2007

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$25,449	$12,204	$18,785	$5,844	$62,282
Current period discount	(979)	(469)	—	—	(1,448)
Prior year, gross of discount	(4,500)	(2,158)	(1,091)	4,418	(3,331)
Accretion of prior period discount	787	377	—	—	1,164

Total incurred before purchase accounting adjustments	20,757	9,954	17,694	10,262	58,667
Purchase accounting adjustments	(621)	(106)	—	35	(692)

Total incurred	$20,136	$9,848	$17,694	$10,297	$57,975

The Company’s results of operations include (unfavorable) favorable development on prior year reserves of $(862) and $2.2 million for the three and nine months ended September 30, 2007, respectively, compared to favorable development of $799 and $2.8 million for the same periods in 2006, respectively.

The favorable reserve development in the workers’ compensation insurance segment for the three and nine months ended September 30, 2007 relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims.

The unfavorable reserve development in the group benefits insurance segment for the three months ended September 30, 2007 primarily reflects the impact of changes in the long-term disability tabular reserves during the third quarter of 2007. The favorable reserve development for the nine months ended September 30, 2007 primarily reflects better than expected claim experience in the dental and short-term disability lines.

The favorable reserve development in the segregated portfolio cell reinsurance segment for the three and nine months ended September 30, 2007 relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims.

The unfavorable reserve development in the specialty reinsurance segment for the three and nine months ended September 30, 2007 is related to an increase in reported claims from the ceding company during the third quarter of 2007. Approximately 65% of the unfavorable loss reserve development in 2007 relates to the EIA liability product. Aggregate case reserves and paid losses as reported by the ceding company increased 22.4% during the third quarter of 2007 for all underwriting years included in the reinsurance treaty.

8. Reinsurance

Effective June 30, 2007, the Company terminated the coinsurance agreement between ELH and London Life Reinsurance Company and the related stop loss reinsurance agreement between ELH and London Life International Reinsurance Corporation. These agreements were terminated as a result of A.M. Best upgrading its financial strength rating of ELH from “B++” (Very Good) to “A-” (Excellent). The termination of these agreements did not have any impact on the Company’s financial condition or results of operations. The Company recognized fees related to these agreements totaling $0 and $30 for the three and nine months ended September 30, 2007 and $15 and $45 for the three and nine months ended September 30, 2006, respectively.

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

The following table represents the segment results for the three months ended September 30, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$15,217	$6,078	$9,064	$3,905	$—	$34,264
Net investment income	1,100	334	795	379	1,274	3,882
Net realized investment gains	133	22	422	—	13	590
Other revenue	—	—	—	121	58	179

Total revenue	16,450	6,434	10,281	4,405	1,345	38,915

Expenses:
Losses and loss adjustment expenses incurred	6,160	3,336	6,174	5,789	—	21,459
Acquisition and other underwriting expenses	1,107	1,924	1,389	1,132	(1,455)	4,097
Other expenses	2,271	187	1,197	181	2,616	6,452
Amortization of intangibles	—	—	—	—	434	434
Policyholder dividend expense	95	—	—	—	—	95
Segregated portfolio dividend expense	—	987	—	—	567	1,554

Total expenses	9,633	6,434	8,760	7,102	2,162	34,091

Income (loss) before income taxes	6,817	—	1,521	(2,697)	(817)	4,824
Income tax expense (benefit)	1,938	—	291	(1,207)	241	1,263

Net income (loss)	4,879	$—	$1,230	$(1,490)	$(1,058)	$3,561

Total assets	$204,981	$50,400	$111,000	$50,038	$(23,257)	$393,162

The following table represents the segment results for the nine months ended September 30, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$40,876	$17,010	$26,578	$10,762	$—	$95,226
Net investment income	3,475	967	2,365	1,154	2,139	10,100
Net realized investment gains (losses)	744	181	1,347	(5)	54	2,321
Other revenue	—	—	—	525	(8)	517

Total revenue	45,095	18,158	30,290	12,436	2,185	108,164

Expenses:
Losses and loss adjustment expenses incurred	20,125	9,850	17,696	10,297	—	57,968
Acquisition and other underwriting expenses	2,683	5,093	4,159	2,861	(3,530)	11,266
Other expenses	5,867	395	3,969	539	7,207	17,977
Amortization of intangibles	—	—	—	—	1,303	1,303
Policyholder dividend expense	349	—	—	—	—	349
Segregated portfolio dividend expense	—	2,820	—	—	126	2,946

Total expenses	29,024	18,158	25,824	13,697	5,106	91,809

Income (loss) before income taxes	16,071	—	4,466	(1,261)	(2,921)	16,355
Income tax expense (benefit)	4,836	—	1,309	(704)	(112)	5,329

Net income (loss)	$11,235	$—	$3,157	$(557)	$(2,809)	$11,026

Total assets	$204,981	$50,400	$111,000	$50,038	$(23,257)	$393,162

The following table represents the segment results for the three months ended September 30, 2006 (unaudited, in thousands):

For the Three Months Ended September 30, 2006

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$10,726	$5,404	$8,263	$2,285	$—	$26,678
Net investment income	956	234	790	351	643	2,974
Net realized investment gains (losses)	9	315	367	23	(3)	711
Other revenue	—	—	—	136	43	179

Total revenue	11,691	5,953	9,420	2,795	683	30,542

Expenses:
Losses and loss adjustment expenses incurred	7,663	2,823	5,009	1,938	(1)	17,432
Acquisition and other underwriting expenses	458	1,197	1,251	194	(1,391)	1,709
Other expenses	1,602	66	1,513	167	1,893	5,241
Amortization of intangibles	—	—	—	—	511	511
Policyholder dividend expense	113	—	—	—	—	113
Segregated portfolio dividend expense	—	1,867	—	—	(346)	1,521

Total expenses	9,836	5,953	7,773	2,299	666	26,527

Income before income taxes	1,855	—	1,647	496	17	4,015
Income tax expense	759	—	613	173	168	1,713

Net income (loss)	$1,096	$—	$1,034	$323	$(151)	$2,302

Total assets	$143,703	$44,176	$111,934	$42,914	$25,651	$368,378

The following table represents the segment results for the nine months ended September 30, 2006, which reflects the results of operations of EIHI and ELH for the nine months ended September 30, 2006 and the results of operations of EHC for the period from June 17, 2006 to September 30, 2006 (unaudited, in thousands):

For the Nine Months Ended September 30, 2006

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$11,825	$6,180	$25,243	$2,611	$—	$45,859
Net investment income	1,110	277	2,734	430	718	5,269
Net realized investment gains (losses)	9	315	1,318	(7)	(3)	1,632
Other revenue	—	—	—	147	55	202

Total revenue	12,944	6,772	29,295	3,181	770	52,962

Expenses:
Losses and loss adjustment expenses incurred	8,418	3,295	15,959	2,180	(32)	29,820
Acquisition and other underwriting expenses	443	1,379	3,824	190	(1,695)	4,141
Other expenses	1,820	69	4,758	192	3,384	10,223
Amortization of intangibles	—	—	—	—	588	588
Policyholder dividend expense	184	—	—	—	—	184
Segregated portfolio dividend expense	—	2,029	—	—	(383)	1,646

Total expenses	10,865	6,772	24,541	2,562	1,862	46,602

Income (loss) before income taxes	2,079	—	4,754	619	(1,092)	6,360
Income tax expense (benefit)	828	—	1,684	216	(117)	2,611

Net income (loss)	$1,251	$—	$3,070	$403	$(975)	$3,749

Total assets	$143,703	$44,176	$111,934	$42,914	$25,651	$368,378

10. Quarterly Dividends

The Company paid quarterly dividends totaling $580 and $1,160 to shareholders for the three and nine months ended September 30, 2007.

On September 26, 2007, the Company announced the payment of a quarterly dividend to shareholders of record at the close of business on October 1, 2007. The dividend was approved by the Pennsylvania Insurance Department and was paid on October 15, 2007, totaling $580. Any future dividends must also be approved by the Pennsylvania Insurance Department through June 16, 2009.

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

The Company’s results of operations for the nine months ended September 30, 2007 include the financial results of the workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance and corporate/other segments. As the acquisition of Eastern Holding Company, Ltd. (“EHC”) was not consummated until June 16, 2006, the Company’s results of operations for the nine months ended September 30, 2006 include the financial results of the group benefits insurance segment and EIHI’s and ELH’s corporate activities for the nine months ended September 30, 2006 and the financial results of the workers’ compensation insurance segment, segregated portfolio cell reinsurance segment, specialty reinsurance segment, and EHC’s corporate activities for the period from June 17, 2006 to September 30, 2006.

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

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;

•	the cost, availability and collectability of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and loss adjustment expenses;

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

Overview

The Company reported net income of $3.6 million and $11.0 million for the three and nine months ended September 30, 2007, respectively, reflecting positive operating results in the workers’ compensation insurance and group benefits insurance segments. The workers’ compensation insurance segment reported a combined ratio of 63.3% and 71.0% and the group benefits insurance segment reported a combined ratio of 96.6% and 97.2% for the three and nine months ended September 30, 2007, respectively. The specialty reinsurance segment reported a net loss of $1.5 million and $557,000 for the three and nine months ended September 30, 2007, respectively, reflecting unfavorable development on prior accident year reserves. The results of the corporate/other segment primarily reflect the impact of the Company’s stock compensation plans and intangible asset amortization.

Workers’ Compensation Insurance

Direct premiums written for the nine months ended September 30, 2007 were 5.6% higher than direct premiums written for the same period in 2006. The increase in direct premiums written primarily reflects new business sales, a favorable renewal retention rate and expansion into Maryland and Delaware. These factors more than offset renewal rate decreases and overall pricing competition resulting from current market conditions.

Segregated Portfolio Cell Reinsurance

The segregated portfolio cell reinsurance segment has thirteen programs as of September 30, 2007. Of the thirteen programs, two are in run-off. Fee based revenue generated by this segment for the nine months ended September 30, 2007 decreased compared with the same period in 2006. The decrease in fee based revenue was a result of a decrease in assumed premium during 2007. Assumed premium decreased due to the continuation of soft market conditions which resulted in decreased new business production and renewal rate decreases, partially offset by favorable retention rates.

Group Benefits Insurance

The results of the group benefits insurance segment for the three and nine months ended September 30, 2007 reflect the impact of new business sales and an improved renewal retention rate from 2006 to 2007. The expense ratio for the three and nine months ended September 30, 2007 improved 5.0 percentage points and 3.4 percentage points, respectively, compared to the same period in 2006. The improvement in the expense ratio was offset by an increase in the loss ratio of 7.5 percentage points and 3.4 percentage points for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. The increase in the loss ratio primarily reflects the impact of a higher loss ratio on new dental business.

Specialty Reinsurance

The specialty reinsurance segment’s results reflect the activity related to the Company’s reinsurance contracts with an unaffiliated insurance company. There were no material changes in the Company’s reinsurance contracts during the nine months ended September 30, 2007. During the third quarter of 2007, the Company experienced a significant increase in the amount of reported claims from the ceding company, which had an unfavorable impact on its 2007 financial results. The increase in the reported claims resulted in unfavorable reserve development on prior accident years of $4.1 million.

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

Reserve for Losses and Loss Adjustment Expenses

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of September 30, 2007, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance segments as of September 30, 2007 and December 31, 2006 are summarized below (unaudited, in thousands):

September 30, 2007	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$19,758	$9,583	$12,586	$11,132	$53,059
Case incurred development, IBNR, and unallocated LAE reserves	27,120	13,862	4,428	13,286	58,696
Amount of discount	(2,376)	(1,172)	—	—	(3,548)

Net reserves	44,502	22,273	17,014	24,418	108,207
Reinsurance recoverables on unpaid losses and LAE	2,863	2,527	19,110	—	24,500
Purchase accounting adjustments	1,078	187	—	(62)	1,203

Reserves for unpaid losses and LAE	$48,443	$24,987	$36,124	$24,356	$133,910

December 31, 2006	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$18,057	$8,216	$13,397	$8,985	$48,655
Case incurred development, IBNR, and unallocated LAE reserves	25,910	13,992	4,143	10,523	54,568
Amount of discount	(2,183)	(1,125)	—	—	(3,308)

Net reserves	41,784	21,083	17,540	19,508	99,915
Reinsurance recoverables on unpaid losses and LAE	1,475	2,893	20,289	—	24,657
Purchase accounting adjustments	1,699	293	—	(97)	1,895

Reserves for unpaid losses and LAE	$44,958	$24,269	$37,829	$19,411	$126,467

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the nine months ended September 30, 2007, the Company did not experience any declines in investment securities that were determined to be other-than-temporary. As of September 30, 2007, the Company held securities with gross unrealized losses of $478,000, of which $193,000 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equities. If an equity security has a market value below 80% of cost and remains below 80% of cost for more than three months, a review of the financial condition and prospects of the issuer is performed to determine if the decline in market value is other-than-temporary. A specific determination is made for any such security. Other equity securities in an unrealized loss position not meeting these quantitative thresholds are evaluated considering, among other things, the magnitude and reasons for the decline and the prospects for the fair value of the securities to recover in the near term. If the decline in market value is judged to be other-than-temporary, then the cost basis of the security is written down to realizable value and the amount of the write down is accounted for as a realized loss. Realizable value is defined as the quoted market price of the security.

Fixed income securities. A fixed income security generally is written down if the Company is unable to hold or otherwise intends to sell a security with an unrealized loss, or if it is probable that it will be unable to collect all amounts due according to the contracted terms of a debt security not impaired at acquisition. A fixed maturity security review for collectability is done if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80% of amortized cost due to deterioration in credit quality.

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of September 30, 2007 and December 31, 2006, deferred policy acquisition costs and the related unearned premium reserves were as follows (unaudited, in thousands):

	September 30, 2007	December 31, 2006
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$2,272	$1,232
Unearned premium reserves	$31,736	$21,336
Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$3,063	$1,496
Unearned premium reserves	$11,148	$6,330
Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$82	$80
Specialty reinsurance segment:
Deferred policy acquisition costs	$2,122	$1,773
Unearned premium reserves	$7,075	$6,854

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

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s consolidated financial condition or results of operations. The Company has no uncertain tax positions as of September 30, 2007. All tax years subsequent to December 31, 2002 remain subject to examination by the Internal Revenue Service.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Net premiums written	$35,655	$29,920

Net premiums earned	$34,264	$26,678
Net investment income	3,882	2,974
Net realized investment gains	590	711
Other revenue	179	179

Consolidated revenue	$38,915	$30,542

The increase in consolidated revenue reflects premium growth in the workers’ compensation insurance, group benefits insurance, and specialty reinsurance segments and an increase in investment income.

The components of consolidated net income (loss), by segment, for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Workers’ compensation insurance	$4,879	$1,096
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	1,230	1,034
Specialty reinsurance	(1,490)	323
Corporate/other	(1,058)	(151)

Consolidated net income	$3,561	$2,302

The increase in consolidated net income primarily reflects a 28.4 percentage point decrease in the workers’ compensation insurance segment’s combined ratio, offset by the unfavorable reserve development on prior accident periods in the specialty reinsurance segment. The decrease in the workers’ compensation insurance segment’s combined ratio reflects a calendar period loss ratio of 40.5% for the three months ended September 30, 2007, compared to a calendar period loss ratio of 71.4% for the same period in 2006. The 2007 workers’ compensation insurance loss ratio reflects favorable reserve development on prior accident years of $2.3 million, or 15.1 percentage points, while the 2006 workers’ compensation insurance loss ratio was increased 12.9 percentage points related to purchase accounting adjustments .

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended September 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$25,510	$22,546
Reinsurance premiums assumed	293	48
Ceded premiums written	(7,410)	(8,125)

Net premiums written	18,393	14,469
Change in unearned premiums	(3,176)	(3,743)

Net premiums earned	15,217	10,726
Net investment income	1,100	956
Net realized investment gains	133	9

Total revenue	$16,450	$11,691

Expenses:
Losses and loss adjustment expenses	$6,160	$7,663
Acquisition and other underwriting expenses	1,107	458
Other expenses	2,271	1,602
Policyholder dividend expense	95	113

Total expenses	$9,633	$9,836

Income before income taxes	6,817	1,855
Income tax expense	1,938	759

Net income	$4,879	$1,096

Net Income

The increase in net income reflects a decrease in the loss ratio and a reduction in the impact of purchase accounting charges in 2007 compared to 2006, partially offset by an increase in the expense ratio. Purchase accounting charges reduced net income in 2006 by $1.3 million compared to negligible purchase accounting adjustments in 2007.

The workers’ compensation insurance ratios were as follows for the three months ended September 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	40.5%	71.4%
Expense ratio	22.2%	19.2%
Policyholders’ dividend ratio	0.6%	1.1%

Combined ratio	63.3%	91.7%

Premiums

The increase in direct premiums written reflects favorable premium renewal retention rates and a decrease in the impact of purchase accounting charges recorded in 2007 compared to 2006, partially offset by a decrease in alternative market business production and renewal rate decreases of 3.9% in 2007. The premium renewal retention rate was 90.0% in 2007. Direct premiums written for the three months ended September 30, 2006 include a reduction of $2.8 million related to purchase accounting adjustments compared to no purchase accounting adjustments for the three months ended September 30, 2007. Alternative market direct written premium, before purchase accounting adjustments, was $5.7 million for the three months ended September 30, 2007 compared to $6.5 million for the same period in 2006.

Losses and Loss Adjustment Expenses

The decrease in the calendar period loss ratio reflects an increase in favorable loss reserve development on prior accident years for the three months ended September 30, 2007 compared to the same period in 2006, a decrease in the 2007 year-to-date accident period loss ratio from 62.0% to 60.0% during the third quarter of 2007 and a decrease in the impact of purchase accounting adjustments recorded in 2007 compared to 2006. Favorable loss reserve development on prior accident periods of $2.3 million and $600,000 was recorded for the three months ended September 30, 2007 and 2006, respectively. The favorable reserve development and the decrease in the 2007 accident period loss ratio relates primarily to a decrease in the current and prior accident period loss development factors used to estimate losses and LAE. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2007. For the three months ended September 30, 2007, the Company closed 69, or 13.9%, of the 495 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2005, 2006, and 2007 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements. The calendar period loss ratio of 71.4% in 2006 includes a current accident period loss ratio of 62.0% and 12.9 points related to purchase accounting adjustments recorded to net premiums earned and losses and loss adjustment expenses. Purchase accounting adjustments in 2007 had a negligible impact on the 2007 loss ratio. For the three months ended September 30, 2007 and 2006, there were no claims that exceeded the Company’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio primarily reflects a reduction in the fee based revenue from the segregated portfolio cell reinsurance segment in 2007 compared to 2006. Fee based revenue from the segregated portfolio reinsurance cell segment is netted against acquisition and other underwriting expenses. Acquisition and other underwriting expenses also include agent commissions, estimated premium taxes and the estimated Security Fund assessment. The estimated premium taxes and Security Fund assessment are equal to 2.0% and 1.0% of direct premiums written, respectively.

Policyholder Dividends

Policyholder dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. For the three months ended September 30, 2007 and 2006, 10.1% and 9.7%, respectively, of all policies were written on a dividend policy basis.

Net Investment Income

The increase in net investment income reflects an increase in the invested asset base. The average yield on the fixed income portfolio was 4.48% as of September 30, 2007, compared to an average yield of 4.46% as of September 30, 2006.

Net Realized Gains

Net realized gains in 2007 primarily reflect sales activity on equity securities.

Tax Expense

The effective tax rate for the three months ended September 30, 2007 was 28.4%. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to a prior year tax return adjustment recorded during the third quarter of 2007 and tax exempt income on municipal securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended September 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$5,718	$5,293
Ceded premiums written	(786)	(268)

Net premiums written	4,933	5,025
Change in unearned premiums	1,145	379

Net premiums earned	6,078	5,404
Net investment income	334	234
Net realized investment gains	22	315

Total revenue	$6,434	$5,953

Expenses:
Losses and loss adjustment expenses	$3,336	$2,823
Acquisition and other underwriting expenses	1,924	1,197
Other expenses	187	66
Segregated portfolio dividend expense (1)	987	1,867

Total expenses	$6,434	$5,953

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended September 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	54.9%	52.2%
Expense ratio	34.7%	23.4%

Combined ratio	89.6%	75.6%

Premiums

The increase in reinsurance premiums assumed reflects a reduction in the impact of purchase accounting charges in 2007 compared to 2006 partially offset by premium renewal retention rate decreases of 1.6% and a decrease in overall production from 2006 to 2007. Purchase accounting adjustments reduced reinsurance premiums assumed by $1.2 million for the three months ended September 30, 2006 compared to no purchase accounting adjustments in 2007. New business production was $625,000 for the three months ended September 30, 2007 compared to $789,000 for the same period in 2006. The premium renewal retention rate was 89.9% for the three months ended September 30, 2007.

Net premiums written for the three months ended September 30, 2006 include an increase of $508,000 related to the amortization of purchase accounting adjustments.

Losses and Loss Adjustment Expenses

The increase in the calendar year loss ratio from 2006 to 2007 relates to purchase accounting adjustments recorded in 2006 that reduced the calendar period loss ratio by 5.3 percentage points compared to negligible purchase accounting adjustments in 2007 partially offset by an increase in favorable loss reserve development in 2007 compared to 2006. Favorable loss reserve development recorded on prior accident years was $1.1 million for the three months ended September 30, 2007 compared to $611,000 for the same period in 2006. The favorable loss reserve development on prior accident years relates primarily to a decrease in the prior period loss development factors used to estimate losses and loss adjustment expenses. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2007.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio from 2006 to 2007 relates primarily to purchase accounting adjustments recorded for the three months ended September 30, 2006 that reduced the expense ratio by 9.2 points compared to no purchase accounting adjustments in 2007. The expense ratio, without regard to the aforementioned purchase accounting adjustments, is consistent with the contractual ceding commissions for the three months ended September 30, 2006.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three months ended September 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$9,737	$8,882
Ceded premiums written	(672)	(618)

Net premiums written	9,065	8,264
Change in unearned premiums	(1)	(1)

Net premiums earned	9,064	8,263
Net investment income	795	790
Net realized investment gains	422	367

Total revenues	10,281	9,420

Expenses:
Losses and loss adjustment expenses	6,174	5,009
Acquisition and other underwriting expenses	1,389	1,251
Other expenses	1,197	1,513

Total expenses	8,760	7,773

Income before income taxes	1,521	1,647
Income tax expense	291	613

Net income	$1,230	$1,034

Net Income

The increase in net income primarily reflects an increase in net premiums earned and a decrease in the expense ratio and the effective tax rate, offset by an increase in the loss ratio.

The group benefits insurance ratios were as follows for the three months ended September 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	68.1%	60.6%
Expense ratio	28.5%	33.5%

Combined ratio	96.6%	94.1%

Premiums

The increase in direct premiums written reflects the impact of new business sales and an improvement in the renewal retention rate. New business sales totaled $7.9 million for the nine months ended September 30, 2007, compared to $2.6 million for the same period in 2006. The renewal retention rate for the nine months ended September 30, 2007 improved 8.0 percentage points, from 76.8% in 2006 to 84.9% in 2007.

New business sales for the three months ended September 30, 2007 totaled $1.9 million, compared to $1.1 million for the same period in 2006. The renewal retention rate for the three months ended September 30, 2007 totaled 88.6%, compared to 81.9% for the same period in 2006.

Net premiums earned, by line of business, for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Dental	$5,564	$4,810
Short-term disability	1,657	1,602
Long-term disability	413	468
Term life	1,430	1,383

Total	$9,064	$8,263

Net Investment Income

Net investment income remained consistent from 2006 to 2007. Net investment income includes the change in interest of other long-term investments, which decreased $26,000 for the three months ended September 30, 2007, compared to a decrease of $50,000 for the same period in 2006. The average yield on the group benefits insurance segment’s fixed income portfolio was 5.24% as of September 30, 2007, compared to 5.65% as of September 30, 2006. The decrease in the yield primarily reflects the maturity of higher coupon securities and the reinvestment of proceeds in lower yielding securities. The decrease in the yield was offset by an increase in the average balance of the fixed income portfolio from 2006 to 2007.

Net Realized Investment Gains

The increase in net realized investment gains primarily reflects gains recognized on the sale of convertible bond securities, totaling $230,000, during the third quarter of 2007, offset by a decrease in the change in the fair value of convertible bond securities from 2006 to 2007. The increase in the fair value of convertible bond securities totaled $192,000 for the three months ended September 30, 2007, compared to an increase of $332,000 for the same period in 2006.

Losses and Loss Adjustment Expenses

The increase in losses and loss adjustment expenses reflects an increase in the calendar period loss ratio and the increase in net premiums earned from 2006 to 2007. The calendar period loss ratios, by line of business, for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Dental	68.7%	62.6%
Short-term disability	64.7%	82.9%
Long-term disability	61.4%	(23.4)%
Term life	70.2%	54.0%
Total group benefits	68.1%	60.6%

Dental

The increase in the calendar period loss ratio reflects an accident period loss ratio of 73.4% for the three months ended September 30, 2007, compared to 69.8% for the same period in 2006, and a decrease in favorable development on prior period reserves from 2006 to 2007, totaling $87,000. Favorable development reduced the calendar period loss ratio by 4.7 percentage points for the three months ended September 30, 2007, compared to 7.2 percentage points for the same period in 2006.

The increase in the accident period loss ratio from 2006 to 2007 primarily reflects a higher loss ratio on new business.

Short-term Disability

The decrease in the calendar period loss ratio reflects an accident period loss ratio of 74.2% for the three months ended September 30, 2007, compared to 85.5% for the same period in 2006 and an increase in favorable development on prior period reserves from 2006 to 2007, totaling $116,000. Favorable development reduced the calendar period loss ratio by 9.5 percentage points for the three months ended September 30, 2007, compared to 2.6 percentage points for the same period in 2006.

The decrease in the accident period loss ratio from 2006 to 2007 primarily reflects an 11.8% reduction in claim severity.

Long-term Disability

The increase in the loss ratio from 2006 to 2007 primarily reflects the termination of a large claim in 2006 with an outstanding reserve totaling $382,000 and a refinement in the calculation of the long-term disability tabular reserves during the third quarter of 2006. Excluding the impact of the termination of the large claim, the loss ratio for the three months ended September 30, 2006 would have been 58.3%.

The long-term disability line continued to experience favorable claim results during the third quarter of 2007, as reported reserves decreased $97,000, reflecting lower claim severity and the termination of prior period claims.

Term Life

The increase in the term life loss ratio reflects an increase in the death claim loss ratio, from 58.2% for the three months ended September 30, 2006 to 72.4% for the same period in 2007. In addition, premium waiver claim reserves decreased $32,000 in 2007, compared to a decrease of $59,000 in 2006.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses primarily reflects the increase in direct premiums written.

Other Expenses

The decrease in other expenses primarily reflects the impact of expense reduction initiatives in 2006 and a revision in the allocation methodology of corporate salaries between the Company’s workers’ compensation insurance and group benefits insurance segments. The allocation methodology revision was implemented effective July 1, 2007 and reflects the continued integration of the Company’s operations.

Tax Expense

The decrease in tax expense reflects the reduction in pre-tax income and a decrease in the effective tax rate from 37.2% in 2006 to 19.1% in 2007. The 2007 effective tax rate primarily reflects the release of a contingency reserve that decreased tax expense by $200,000. The 2006 effective tax rate primarily reflects a prior year tax return adjustment that increased tax expense by $59,000.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the three months ended September 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$3,263	$2,163
Change in unearned premiums	641	122

Net premiums earned	$3,905	$2,285
Net investment income	379	351
Net realized investment gains	—	23
Other revenue	121	136

Total revenue	$4,405	$2,795

Expenses:
Losses and loss adjustment expenses	$5,789	$1,938
Acquisition and other underwriting expenses	1,132	194
Other expenses	181	167

Total expenses	$7,102	$2,299

(Loss) income before income taxes	(2,697)	496
Income tax (benefit) expense	(1,207)	173

Net (loss) income	$(1,490)	$323

Net (Loss) Income

The decrease in net income to a net loss reflects the impact of after-tax unfavorable loss reserve development on prior accident years of $2.7 million partially offset by a reduction in the impact of purchase accounting charges in 2007 compared to 2006. Purchase accounting charges reduced net income in 2006 by $757,000 compared to no purchase accounting adjustments in 2007.

The specialty reinsurance ratios were as follows for the three months ended September 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	148.2%	84.8%
Expense ratio	33.6%	15.8%

Combined ratio	181.8%	100.6%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed relates to a reduction of the impact of purchase accounting charges in 2006 compared to 2007 partially offset by a decrease in production in the EIA liability product due to competitive pricing pressures. Purchase accounting adjustments reduced reinsurance premiums assumed by $1.5 million for the three months ended September 30, 2006 compared to no purchase accounting adjustments in 2007. Reinsurance premiums earned, by line of business, were as follows for the three months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
EnviroGuard	$3,582	$2,728
EIA liability	148	1,073
Other	175	—
Purchase accounting adjustments	—	(1,516)

Total assumed premiums earned	$3,905	$2,285

Losses and Loss Adjustment Expenses

The increase in the calendar period loss and loss adjustment expense ratio is related to an increase in reported claims from the ceding company during the third quarter of 2007. Unfavorable loss reserve development on prior accident years was $4.1 million and $279,000 for the three months ended September 30, 2007 and 2006, respectively. Approximately 65% of the unfavorable loss reserve development in 2007 relates to the EIA liability product. A review of the EIA liability detailed claim reports indicated significant case reserve increases on prior year claims. During 2007, EIA liability claim counts with total gross (before application of the applicable quota share percentage) incurred values greater than $1 million increased from 8 claims to 11 claims. EIA liability claim counts with total gross incurred values greater than $100,000 increased from 62 claims to 80 claims during 2007, an increase of 29.0%. Aggregate case reserves and paid losses as reported by the ceding company increased 22.4% during the third quarter of 2007 for all underwriting years included in the reinsurance treaty. The 2007 accident period loss and LAE ratios for EnviroGuard and EIA liability were 42.0% and 75.0%, respectively.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio is related to a reduction in the impact of purchase accounting adjustments in 2007 compared to 2006. Purchase accounting adjustments reduced acquisition and other underwriting expenses by $946,000 in 2006 compared to no purchase accounting adjustments in 2007. As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the three months ended September 30, 2007 and 2006, the ceding commission paid to the primary insurer was 30%.

Net Investment Income

Net investment income increased due to an increase in the size of the invested asset base. The average yield on the fixed income portfolio was 4.70% as of September 30, 2007, compared to an average yield of 4.47% as of September 30, 2006.

Tax Expense

The effective tax rate for the three months September 30, 2007 was 44.8%. The difference between the statutory rate of 35.0% and the effective tax rate relates to a prior year tax return adjustment recorded during the third quarter of 2007.

CORPORATE/OTHER

The corporate/other segment results for the three months ended September 30, 2007 include the impact of the Company’s stock incentive plans and ESOP and the amortization of intangible assets. Stock compensation expense and intangible asset amortization totaled $613,000 and $434,000 for the three months ended September 30, 2007, respectively. The corporate/other segment results for the three months ended September 30, 2006 include stock compensation expense of $261,000 and intangible asset amortization of $511,000.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Net premiums written	$107,836	$48,043

Net premiums earned	$95,226	$45,859
Net investment income	10,100	5,269
Net realized investment gains	2,321	1,632
Other revenue	517	202

Consolidated revenue	$108,164	$52,962

The increase in consolidated revenue primarily reflects the acquisition of EHC on June 16, 2006.

The components of consolidated net income, by segment, for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Workers’ compensation insurance	$11,235	$1,251
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	3,157	3,070
Specialty reinsurance	(557)	403
Corporate/other	(2,809)	(975)

Consolidated net income	$11,026	$3,749

The increase in consolidated net income primarily reflects the acquisition of EHC on June 16, 2006.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the nine months ended September 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$78,391	$24,071
Reinsurance premiums assumed	1,078	51
Ceded premiums written	(29,393)	(8,783)

Net premiums written	50,076	15,339
Change in unearned premiums	(9,199)	(3,514)

Net premiums earned	40,876	11,825
Net investment income	3,475	1,110
Net realized investment gains	744	9

Total revenue	$45,095	$12,944

Expenses:
Losses and loss adjustment expenses	$20,125	$8,418
Acquisition and other underwriting expenses	2,683	443
Other expenses	5,867	1,820
Policyholder dividend expense	349	184

Total expenses	$29,024	$10,865

Income before income taxes	16,071	2,079
Income tax expense	4,836	828

Net income	$11,235	$1,251

Net Income

The increase in net income reflects the acquisition of EHC on June 16, 2006, an increase in favorable loss reserve development on prior accident years, and a reduction in the impact of purchase accounting charges in 2007. Net income for the nine months ended September 30, 2007 and 2006 includes after-tax favorable loss reserve development on prior accident periods of $2.9 million and $390,000, respectively. Net income for the nine months ended September 30, 2006 includes an after-tax charge of $1.5 million related to the amortization of purchase accounting adjustments compared to negligible purchase accounting charges in 2007.

The workers’ compensation insurance ratios were as follows for the nine months ended September 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	49.2%	71.2%
Expense ratio	20.9%	19.1%
Policyholders’ dividend ratio	0.9%	1.6%

Combined ratio	71.0%	91.9%

Premiums

The increase in direct premiums written reflects the acquisition of EHC on June 16, 2006. Direct premiums written for traditional business and alternative markets were $55.4 million and $23.0 million, respectively, for the nine months ended September 30, 2007. Direct premiums written for the nine months ended September 30, 2007 include the impact of renewal rate decreases of 3.9%, a premium renewal retention rate of 90.0%, a reduction of $1.2 million related to the amortization of purchase accounting adjustments and audit premiums of $1.6 million.

Losses and Loss Adjustment Expenses

The decrease in the calendar period loss ratio reflects an increase in favorable loss reserve development on prior accident years for the nine months ended September 30, 2007 compared to the same period in 2006, a decrease in the 2007 year-to-date accident period loss ratio from 62.0% to 60.0% during the third quarter of 2007 and a decrease in the impact of purchase accounting adjustments recorded in 2007 compared to 2006. Favorable loss reserve development on prior accident periods of $4.5 million and $600,000 was recorded for the nine months ended September 30, 2007 and September 30, 2006, respectively. The favorable loss reserve development on prior accident years and the decrease in the 2007 accident period loss ratio during the third quarter relates primarily to a decrease in the current and prior accident period loss development factors used to estimate losses and LAE. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2007. For the nine months ended September 30, 2007, the Company closed 211, or 42.6%, of the 495 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2005, 2006, and 2007 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements. The calendar period loss ratio of 71.2% for the nine months ended September 30, 2006 includes a current accident period loss ratio of 62.0% and 12.9 points related to purchase accounting adjustments recorded to premiums earned and loss and loss adjustment expenses. Purchase accounting adjustments in 2007 had a negligible impact on the 2007 loss ratio. For the nine months ended September 30, 2007, there was one claim that exceeded the Company’s $500,000 reinsurance retention. There were no claims that exceeded the Company’s $500,000 reinsurance retention for the nine months ended September 30, 2006.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio primarily reflects a reduction in fee based revenue from the segregated portfolio cell reinsurance segment in 2007 compared to 2006. Fee based revenue from the segregated portfolio reinsurance cell segment is netted against acquisition and other underwriting expenses. Acquisition and other underwriting expenses also include agent commissions, estimated premium taxes and the estimated Security Fund assessment. The estimated premium taxes and Security Fund assessment are equal to 2.0% and 1.0% of direct premiums written, respectively.

Policyholder Dividends

The increase in policyholder dividend expense reflects the acquisition of EHC on June 16, 2006. Policyholder dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. For the nine months ended September 30, 2007 and 2006, 10.1% and 9.7%, respectively, of all policies were written on a dividend policy basis.

Net Investment Income

The increase in investment income reflects the acquisition of EHC on June 16, 2006. The average yield on the fixed income portfolio was 4.48% as of September 30, 2007, compared to an average yield of 4.46% as of September 30, 2006.

Net Realized Gains

Net realized gains primarily reflect sales activity on equity securities.

Tax Expense

The effective tax rate for the nine months ended September 30, 2007 was 30.1%. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to a prior year tax return adjustment recorded during the third quarter of 2007, tax exempt income on municipal securities, and rehabilitation tax credits.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the nine months ended September 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$22,958	$5,437
Ceded premiums written	(1,912)	(382)

Net premiums written	21,047	5,055
Change in unearned premiums	(4,037)	1,125

Net premiums earned	17,010	6,180
Net investment income	967	277
Net realized investment gains	181	315

Total revenue	$18,158	$6,772

Expenses:
Losses and loss adjustment expenses	$9,850	$3,295
Acquisition and other underwriting expenses	5,093	1,379
Other expenses	395	69
Segregated portfolio dividend expense (1)	2,820	2,029

Total expenses	$18,158	$6,772

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the nine months ended September 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	57.9%	53.3%
Expense ratio	32.3%	23.4%

Combined ratio	90.2%	76.7%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed reflects the acquisition of EHC on June 16, 2006. Reinsurance premiums assumed for the nine months ended September 30, 2007 include the impact of renewal rate decreases of 1.6%, a premium renewal retention rate of 89.9%, a reduction of $781,000 related to the amortization of purchase accounting adjustments, and audit premiums of $572,000.

Net premiums written for the nine months ended September 30, 2007 include an increase of $330,000 related to the amortization of purchase accounting adjustments.

Losses and Loss Adjustment Expenses

The increase in the calendar year loss ratio from 2006 to 2007 relates to purchase accounting adjustments recorded in 2006 that reduced the calendar period loss ratio by 5.3 points compared to negligible purchase accounting adjustments in 2007 partially offset by an increase in favorable loss reserve development in 2007 compared to 2006. Favorable loss reserve development recorded on prior accident years was $2.2 million for the nine months ended September 30, 2007 compared to $611,000 for the nine months ended September 30, 2006. The favorable loss reserve development on prior accident years relates primarily to a decrease in the prior period loss development factors used to estimate losses and loss adjustment expenses. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2007.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio from 2006 to 2007 relates primarily to purchase accounting adjustments recorded for the nine months ended September 30, 2006 that reduced the expense ratio by 9.2 points compared to negligible purchase accounting adjustments in 2007. The expense ratio, without regard to the aforementioned purchase accounting adjustments, is consistent with the contractual ceding commissions for the nine months ended September 30, 2006.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the nine months ended September 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Direct premiums written	$28,607	$27,074
Ceded premiums written	(2,027)	(1,853)

Net premiums written	26,580	25,221
Change in unearned premiums	(2)	22

Net premiums earned	26,578	25,243
Net investment income	2,365	2,734
Net realized investment gains	1,347	1,318

Total revenues	30,290	29,295

Expenses:
Losses and loss adjustment expenses	17,696	15,959
Acquisition and other underwriting expenses	4,159	3,824
Other expenses	3,969	4,758

Total expenses	25,824	24,541

Income before income taxes	4,466	4,754
Income tax expense	1,309	1,684

Net income	$3,157	$3,070

Net Income

The increase in net income primarily reflects an increase in net premiums earned and a decrease in the expense ratio and the effective tax rate, offset by an increase in the loss ratio.

The group benefits insurance ratios were as follows for the nine months ended September 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	66.6%	63.2%
Expense ratio	30.6%	34.0%

Combined ratio	97.2%	97.2%

Premiums

The increase in direct premiums written reflects the aforementioned impact of new business sales and improvement in the renewal retention rate.

Net premiums earned, by line of business, for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	2007	2006
Dental	$16,097	$14,699
Short-term disability	4,962	4,865
Long-term disability	1,263	1,456
Term life	4,256	4,223

Total	$26,578	$25,243

Net Investment Income

The decrease in net investment income primarily reflects the change in interest of other long-term investments. The interest in other long-term investments decreased $150,000 for the nine months ended September 30, 2007, compared to an increase of $146,000 for the same period in 2006.

The average yield on the group benefits insurance segment’s fixed income portfolio was 5.24% as of September 30, 2007, compared to 5.65% as of September 30, 2006. The decrease in the yield primarily reflects the maturity of higher coupon securities and the reinvestment of proceeds in lower yielding securities. The decrease in the yield was offset by an increase in the average balance of the fixed income portfolio from 2006 to 2007.

Net Realized Investment Gains

The increase in net realized investment gains reflects an increase in gains recognized from the sale of securities, offset by a decrease in the change in fair value of convertible bond securities. Gains recognized on the sale of securities during 2007 primarily reflect the sale of convertible bond securities, an equity portfolio, and an interest in a limited partnership investment, while the gains recognized in 2006 primarily reflect the sale of an equity security totaling $716,000. The fair value of convertible bond securities decreased $72,000 for the nine months ended September 30, 2007, compared to an increase of $241,000 for the same period in 2006.

Losses and Loss Adjustment Expenses

The increase in losses and loss adjustment expenses reflects an increase in the calendar period loss ratio and the increase in net premiums earned from 2006 to 2007. The calendar period loss ratios, by line of business, for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Dental	69.7%	64.1%
Short-term disability	70.2%	75.3%
Long-term disability	14.1%	32.9%
Term life	61.7%	55.4%
Total group benefits	66.6%	63.2%

Dental

The increase in the calendar period loss ratio reflects an accident period loss ratio of 71.8% for the nine months ended September 30, 2007, compared to 67.8% for the same period in 2006, and a decrease in favorable development on prior period reserves from 2006 to 2007, totaling $196,000. Favorable development reduced the calendar period loss ratio by 2.1 percentage points for the nine months ended September 30, 2007, compared to 3.6 percentage points for the same period in 2006.

The increase in the accident period loss ratio primarily reflects a higher loss ratio on new business.

Short-term Disability

The decrease in the calendar period loss ratio reflects an accident period loss ratio of 73.4% for the nine months ended September 30, 2007, compared to 82.2% for the same period in 2006, offset by a decrease in favorable development on prior period reserves from 2006 to 2007, totaling $180,000. Favorable development reduced the calendar period loss ratio by 3.2 percentage points for the nine months ended September 30, 2007, compared to 7.0 percentage points for the same period in 2006.

The decrease in the accident period loss ratio primarily reflects the aforementioned decrease in claim severity.

Long-term Disability

The decrease in the loss ratio from 2006 to 2007 primarily reflects favorable claim results. The reported claim reserve decreased $805,000 for the nine months ended September 30, 2007, compared to $59,000 for the same period in 2006, primarily reflecting a decrease in the number of new claims from 2006 to 2007.

Term Life

The increase in the term life loss ratio primarily reflects the impact of premium waiver claim reserves, which increased $2,000 for the nine months ended September 30, 2007, compared to a decrease of $237,000 for the same period in 2006. The death claim loss ratio increased slightly, from 61.1% in 2006 to 61.6% in 2007.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses primarily reflects the increase in direct premiums written.

Other Expenses

The decrease in other expenses reflects the impact of expense reduction initiatives in 2006 and the aforementioned revision in the allocation methodology of corporate salaries between the Company’s workers’ compensation insurance and group benefits insurance segments.

Tax Expense

The decrease in tax expense reflects the reduction in pre-tax income and a slight decrease in the effective tax rate from 35.4% in 2006 to 29.3% in 2007. The 2007 effective tax rate reflects the impact of the aforementioned release of the contingency reserve and tax-exempt interest income totaling $38,000.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the nine months ended September 30, 2007 and 2006 (unaudited, in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$10,133	$2,430
Change in unearned premiums	628	181

Net premiums earned	$10,762	$2,611
Net investment income	1,154	430
Net realized investment losses	(5)	(7)
Other revenue	525	147

Total revenue	$12,436	$3,181

Expenses:
Losses and loss adjustment expenses	$10,297	$2,180
Acquisition and other underwriting expenses	2,861	190
Other expenses	539	192

Total expenses	$13,697	$2,562

(Loss) income before income taxes	(1,261)	619
Income tax (benefit) expense	(704)	216

Net (loss) income	$(557)	$403

Net (Loss) Income

The decrease in net income to a net loss reflects an increase in the 2007 calendar year loss ratio partially offset by the acquisition of EHC on June 16, 2006 and a reduction of the impact of purchase accounting charges in 2007. Net income for the nine months ended September 30, 2006 includes an after-tax charge of $384,000 related to the amortization of purchase accounting adjustments compared to negligible purchase charges in 2007.

The specialty reinsurance ratios were as follows for the nine months ended September 30, 2007 and 2006:

	2007	2006
Loss and LAE ratio	95.7%	83.5%
Expense ratio	31.6%	14.6%

Combined ratio	127.3%	98.1%

The increase in reinsurance premiums assumed relates to the acquisition of EHC on June 16, 2006. Reinsurance premiums earned, by line of business, were as follows for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
EnviroGuard	$8,772	$3,070
EIA liability	2,456	1,207
Other	383	—
Purchase accounting adjustments	(849)	(1,666)

Total assumed premiums earned	$10,762	$2,611

Losses and Loss Adjustment Expenses

The increase in the calendar period loss and loss adjustment expense ratio is related to an increase in reported claims from the ceding company during the third quarter of 2007, particularly as it relates to prior accident years. Unfavorable loss reserve development on prior accident years was $4.4 million and $279,000 for the nine months ended September 30, 2007 and 2006, respectively. Approximately 65% of the unfavorable loss reserve development in 2007 relates to the EIA liability product. A review of the EIA liability detailed claim reports indicated significant case reserve increases on prior year claims. During 2007, EIA liability claim counts with total gross (before application of the applicable quota share percentage) incurred values greater than $1 million increased from 8 claims to 11 claims. EIA liability claim counts with total gross incurred values greater than $100,000 increased from 62 claims to 80 claims during 2007, an increase of 29.0%. Aggregate case reserves and paid losses as reported by the ceding company increased 22.4% during the third quarter of 2007 for all underwriting years included in the reinsurance treaty. The accident period loss and LAE ratio for EnviroGuard and EIA liability were 42.0% and 75.0%, respectively.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio is related to a reduction in the impact of purchase accounting adjustments in 2007 compared to 2006. Purchase accounting adjustments reduced acquisition and other underwriting expenses by $946,000 compared to negligible purchase accounting adjustments in 2007. As part of its quota share reinsurance agreement with the primary insurer, Eastern Re pays the primary insurer a ceding commission based on assumed premiums. For the nine months ended September 30, 2007 and 2006, the ceding commission paid to the primary insurer was 30%.

Net Investment Income

The increase in net investment income is related to the acquisition of EHC on June 16, 2006. The average yield on the fixed income portfolio was 4.70% as of September 30, 2007, compared to an average yield of 4.47% as of September 30, 2006.

Tax Expense

The effective tax rate for the nine months ended September 30, 2007 was 55.8%. The difference between the statutory rate of 35.0% and the effective rate relates to a prior year tax return adjustment recorded during the third quarter of 2007.

CORPORATE/OTHER

The corporate/other segment results for the nine months ended September 30, 2007 include the impact of the Company’s stock incentive plans and ESOP and the amortization of intangible assets. Stock compensation expense and intangible asset amortization totaled $1.8 million and $1.3 million for the nine months ended September 30, 2007, respectively. The corporate/other segment results for the nine months ended September 30, 2006 include the impact of transaction expenses incurred by ELH totaling $303,000, stock compensation expense of $294,000, and intangible asset amortization of $588,000.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $393.1 million as of September 30, 2007, compared to $368.2 million as of December 31, 2006. The increase in consolidated assets primarily reflects increases in cash and investments, premiums receivable, deferred acquisition costs, and current income taxes. The increase in cash and investments reflects positive cash flows from operations and an increase in the fair value of the Company’s investments. The increase in premiums receivable reflects premium growth in the workers’ compensation insurance segment and the increase in deferred acquisition costs primarily reflects the amortization of purchase accounting adjustments. The Company reported a federal income tax recoverable as of September 30, 2007, compared to a federal income tax payable as of December 31, 2006. The federal income tax recoverable reflects the payment of estimated taxes for 2007, which currently exceed the Company’s estimated federal income tax liability as of September 30, 2007.

Consolidated liabilities totaled $221.0 million as of September 30, 2007, compared to $194.5 million as of December 31, 2006. The increase in consolidated liabilities primarily reflects increases in reserves, unearned premiums, and the segregated portfolio cell dividend payable. The increase in reserves primarily reflects the impact of premium growth in the workers’ compensation segment and the unfavorable loss reserve development in the specialty reinsurance segment. The increase in unearned premiums reflects premium growth in the workers’ compensation and segregated portfolio cell reinsurance segments. The increase in the segregated portfolio cell dividend payable reflects the positive operating results in the segregated portfolio cell reinsurance segment for the nine months ended September 30, 2007.

Consolidated equity totaled $172.1 million as of September 30, 2007, compared to $173.7 million as of December 31, 2006. The decrease primarily reflects share repurchases, shareholder dividends and a decrease in accumulated other comprehensive income, net, partially offset by net income for the nine months ended September 30, 2007.

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

CASH FLOWS

Cash flows for the nine months ended September 30, 2007 and 2006 were as follows (unaudited, in thousands):

	2007	2006
Cash flows provided by operating activities	$19,737	$9,046
Cash flows used in investing activities	(14,758)	(21,738)
Cash flows (used in) provided by financing activities	(14,386)	60,399

Net (decrease) increase in cash and cash equivalents	$(9,407)	$47,707

The change in cash flows from operating activities reflects the acquisition of EHC and the positive operating results of the workers’ compensation insurance and group benefits insurance segments.

The change in cash flows from investing activities primarily reflects an increase in net investment purchases, offset by the cash paid to acquire EHC in 2006. The increase in net investment purchases reflects the acquisition of EHC and the investment of cash generated from operations.

The cash flows used in financing activities reflects the repurchase of the Company’s common stock and the payment of shareholder dividends.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of September 30, 2007, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolios. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of the Company’s invested assets are invested in equity securities (approximately 7.8% as of September 30, 2007), the Company does not believe that its exposure to equity risk is significant.

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

Under the supervision and with the participation of our management, including the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Form 10-K, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represents the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares.

The following table presents information with respect to those purchases of our common stock made during the nine months ended September 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	N/A	N/A	N/A
February 1-28, 2007	10,355	$14.40	10,355	557,197
March 1-31, 2007	61,868	$14.46	61,868	495,329
April 1-30, 2007	1,100	$15.00	1,100	494,229

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
May 1-31, 2007	29,319	$14.73	29,319	464,910
June 1-30, 2007	262,578	$15.22	262,578	202,332
July 1-31, 2007	128,088	$15.18	128,088	74,244
August 1-31, 2007	243,004	$15.18	243,004	310,188
September 1-30, 2007	135,689	$15.49	135,689	1,174,499

Total	872,001	$15.22	872,001

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC.
(Registrant)

Dated: November 8, 2007	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: November 8, 2007	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer