Form 10-K
period 2007-12-31
Eastern Insurance Holdings, Inc.
filed 2008-03-14
CIK 1321268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant on June 30, 2007, as reported by the NASDAQ National Market, was $132,307,863.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 12, 2008
Common Stock, No Par Value	9,879,458 (Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2008 Annual Meeting of Stockholders—Part III.

Eastern Insurance Holdings, Inc. and Subsidiaries

PART I

Item 1—Business

Our History and Overview

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation and group benefits insurance and reinsurance products through its direct and indirect wholly-owned subsidiaries, Eastern Holding Company, Ltd. (“EHC”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Eastern Re, Ltd., S.P.C. (“Eastern Re”), Eastern Life and Health Insurance Company (“ELH”), Employers Alliance, Inc. (“Employers Alliance”), Global Alliance Holdings, Ltd. (“Global Alliance”), Global Alliance Statutory Trust I (“Trust I”), and Eastern Services Corporation (“Eastern Services”), collectively referred to as the “Company”, “we” and/or “our”.

The following provides a brief description of EIHI’s direct and indirect wholly-owned subsidiaries:

•	EHC is a holding company domiciled in the Commonwealth of Pennsylvania;

•

Eastern Alliance, Allied Eastern and Eastern Advantage are stock property/casualty insurance companies domiciled in the Commonwealth of Pennsylvania and do business as Eastern Alliance Insurance Group (“EAIG”). The three insurance companies provide EAIG with increased underwriting flexibility through the use of a tiered rating structure. Eastern Advantage was formed in 2007 and had no operations for the year ended December 31, 2007;

•	Eastern Re is a segregated portfolio cell company domiciled in the Cayman Islands;

•	ELH is a stock life and accident and health insurance company domiciled in the Commonwealth of Pennsylvania;

•	Employers Alliance is a Pennsylvania corporation offering claims administration and risk management services to self-insured property/casualty customers;

•

Global Alliance is a holding company in the Commonwealth of Pennsylvania. Trust I is a business trust subsidiary formed by Global Alliance solely for the purpose of issuing $8.0 million of fixed/floating rate trust preferred securities; and

•	Eastern Services is a Pennsylvania corporation that provides management services to EAIG, ELH, and Employers Alliance.

The Company operates in five business segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance, and corporate/other.

Overview of Business Segments

The following discussion provides information on each of our business segments:

Workers’ Compensation Insurance. The Company offers traditional workers’ compensation insurance coverage to employers, generally with 300 employees or less, primarily in Pennsylvania, Maryland and Delaware. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and large deductible policies.

Workers’ compensation insurance coverage is also underwritten through the Company’s alternative markets business unit and ceded 100% to the segregated portfolio cell reinsurance segment. The Company receives a fronting fee generally based upon a percentage of direct premiums written, a segregated portfolio cell rental fee, which is also based on a percentage of direct premiums written, and fees for claims administration and risk management services. As of December 31, 2007, the segregated portfolio cells and dividend participants have provided $44.8 million of irrevocable, unconditional letters of credit to secure unfunded liabilities and collateralize reserves for unpaid losses and loss adjustment expenses (“LAE”) and unearned premiums.

Group Benefits Insurance. The Company offers group benefits insurance products to employer groups, generally with 300 employees or less, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s group benefits insurance products consist of dental, short-term and long-term disability, and term life.

Specialty Reinsurance. The Company assumes business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA Liability” (“EIA”). The EnviroGuard program provides coverage to underground storage tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provides commercial automobile liability coverage for non-hazardous waste haulers. Effective January 1, 2008, the Company reduced its participation in the EnviroGuard and EIA programs from a 25% quota share participation to a 15% quota share participation.

Products

Workers’ Compensation Insurance

The Company offers a complete line of workers’ compensation products including guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, large deductible policies, and alternative market products. Direct premiums written in the workers’ compensation insurance segment totaled $91.5 million for the year ended December 31, 2007.

•

Guaranteed cost policies. Guaranteed cost policies charge a fixed premium, which does not increase or decrease based upon loss experience during the policy period. For the year ended December 31, 2007, 56.7% of direct premiums written in the workers’ compensation insurance segment was derived from guaranteed cost policies.

•

Policyholder dividend policies. Policyholder dividend policies charge a fixed premium, but the customer may receive a dividend in the event of favorable loss experience during the policy period. Policyholder dividend plans are generally restricted to accounts with minimum annual premiums in excess of $20,000. For the year ended December 31, 2007, 9.1% of direct premiums written in the workers’ compensation insurance segment was derived from policyholder dividend policies.

•

Retrospectively-rated policies. Retrospectively-rated policies charge an initial premium that is subject to adjustment after the policy period expires, based upon the insured’s actual loss experience incurred during the policy period, subject to a minimum and maximum premium. These policies are typically subject to annual adjustment until all claims related to the policy year are closed. Retrospectively-rated policies are generally offered to employers with minimum annual premiums in excess of $150,000. For the year ended December 31, 2007, 3.9% of direct premiums written in the workers’ compensation insurance segment was derived from retrospectively-rated policies.

•

Large deductible policies. Large deductible policies generally result in a lower premium; however, the insured retains a greater share of the underwriting risk than under guaranteed cost or dividend paying policies, which reduces the risk and further encourages loss control by the insured. The customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence. The deductibles under these policies generally range from $250,000 to $300,000. Large deductible policies are generally offered to employers with annual premiums of $500,000 or higher. For the year ended December 31, 2007, 1.1% of direct premiums written in the workers’ compensation insurance segment was derived from large deductible policies.

•

Alternative market products. Alternative market products are offered to individual customers and trade associations. As described above in “Overview of Business Segments—Segregated Portfolio Cell Reinsurance,” a policy is issued to an insured and 100% of the premium written, less a ceding commission, is ceded to a segregated portfolio cell. For the year ended December 31, 2007, 29.2% of direct premiums written in the workers’ compensation insurance segment was derived from alternative market products.

Segregated Portfolio Cell Reinsurance

Segregated portfolio cells, or segregated cells or rent-a-captives, are all referred to as alternative market programs or products. The Company provides a variety of products to this marketplace, including program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. Direct premiums written in the segregated portfolio cell reinsurance segment totaled $26.1 million for the year ended December 31, 2007. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance, specialty reinsurance, and corporate/other segments totaling $3.9 million for the year ended December 31, 2007.

Group Benefits Insurance

The Company’s group benefits insurance products include dental insurance, short-term disability insurance, long-term disability insurance, and term life insurance.

•

Dental Insurance. Dental plans include fee for service and managed care plans. Multiple variations of these products are available which offer different degrees of coverage, affordability and flexibility. Managed care plans utilize the networks of two unaffiliated dental Preferred Provider Organizations. Direct premiums written in the dental line totaled $21.8 million for the year ended December 31, 2007.

•

Short-Term Disability Insurance. Short-term disability plans pay flat weekly benefit amounts or a percentage of an individual claimant’s weekly earnings in the event of disability. Direct premiums written in the short-term disability line totaled $6.6 million for the year ended December 31, 2007.

•

Long-Term Disability Insurance. Long-term disability plans provide preset amounts or a preset percentage of an individual claimant’s monthly earnings in the event of disability. Direct premiums written in the long-term disability line totaled $4.1 million for the year ended December 31, 2007.

•	Term Life Insurance. Term life plans pay flat amounts or a multiple of an individual’s salary. Direct premiums written in the term life line totaled $6.0 million for the year ended December 31, 2007.

Specialty Reinsurance

The Company participates as a reinsurer in treaties with a large primary insurer for the EnviroGuard program and the EIA program. The Company’s specialty reinsurance products are primarily marketed and distributed by Americana Program Underwriters, Inc. (“AmPro”). Lawrence Bitner, a Director of the Company, is an employee of AmPro and manages a significant portion of its program business. See Item 1A—Risk Factors, “All of the specialty reinsurance business is controlled by one of our directors and is placed with one primary insurer and the loss of this business would have an adverse impact on consolidated revenue.” Assumed premiums written in the specialty reinsurance segment totaled $14.1 million for the year ended December 31, 2007.

Marketing and Distribution

Workers’ Compensation Insurance

The Company distributes its workers’ compensation products and services primarily in Pennsylvania, Maryland and Delaware through a network of carefully chosen independent insurance producers. The following table provides direct premiums written before purchase accounting adjustments, by state, for the year ended December 31, 2007 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$87,894	94.8%
Delaware	2,744	3.0%
Maryland	1,964	2.1%
Other	66	0.1%

Total	$92,668	100.0%

The Company has its greatest representation and largest workers’ compensation premium volume in central Pennsylvania.

During 2007, Eastern Alliance received its license to write workers’ compensation insurance in North Carolina. As a result of obtaining its license, the Company opened a regional office in Charlotte, North Carolina.

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

The Company attempts to optimize the franchise value of an appointment for its approximate 55 workers’ compensation producers by limiting the number of appointments in identified marketing territories. As a result of this producer management strategy, the average direct premiums written per agency contract was $1.7 million for the year ended December 31, 2007.

The Company’s ten largest producers in its workers’ compensation insurance segment accounted for 55.9% of its direct premiums written for the year ended December 31, 2007. The Company’s largest producer in its workers’ compensation insurance segment accounted for 21.2% of its direct premiums written for the year ended December 31, 2007. No other producer accounted for more than 10% of the Company’s direct premiums written in its workers’ compensation insurance segment for the year ended December 31, 2007.

Segregated Portfolio Cell Reinsurance

The distribution of policies that may be submitted for consideration for reinsurance is substantially the same as that of the workers’ compensation insurance segment. The Company’s independent producers market the products to potential customer groups within the Company’s geographic target markets.

Group Benefits Insurance

The Company markets its group benefits insurance products through direct relationships with independent producers and general agencies, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the continental United States.

The Company has an agreement with IBSi Holdings, Inc. (“IBSi”), a general agent, under which IBSi markets the Company’s group benefits insurance products to independent producers. IBSi’s primary marketing territory is North Carolina, South Carolina, and Virginia, These states accounted for approximately 42.8% of the Company’s direct premiums written for the year ended December 31, 2007.

The following table provides direct premiums written, by state, for the year ended December 31, 2007 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$14,615	37.9%
North Carolina	12,180	31.6%
Maryland	3,087	8.0%
South Carolina	2,265	5.9%
Virginia	2,028	5.3%
Other	4,344	11.3%

Total	$38,519	100.0%

The Company provides sales, technical and educational training to its producers. Through its website, the Company provides its producers with online access to enrollment forms, product information, and online rate information for smaller groups (less than 10 people). These marketing efforts are further supported by the group benefits insurance segment’s claims and administrative philosophy, which emphasizes prompt and efficient service.

The Company provides its group benefits insurance producers with competitive compensation packages consisting of multiple commission levels, varying by product line and level of premium produced. As cost savings to the Company result when multiple product types are sold to a single group, incentive bonuses are offered to producers that reward such sales.

Specialty Reinsurance

The Company does not engage in any marketing or distribution with respect to the specialty reinsurance segment. All marketing efforts are undertaken by AmPro, which develops programs for presentation to large primary insurers. Management and the Company’s Board of Directors consider analyses of historical loss information, market potential, and rate adequacy in determining whether to participate in each program.

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

For the year ended December 31, 2007, the average annual workers’ compensation traditional premium per policy was $18,946.

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

Segregated Portfolio Cell Reinsurance

Underwriting and risk management services for the segregated portfolio cell reinsurance segment are substantially the same as the workers’ compensation insurance segment, although a separate alternative markets unit has been formed for the delivery of services on a group program basis. The independent producers’ knowledge of the Company’s workers’ compensation product offerings is an important component in the offering of different product proposals to customers, including the alternative market option. After successful completion of the underwriting process, if the risk is deemed to be an appropriate candidate for the alternative market, the risk is submitted for consideration of intercompany reinsurance. In general, a pool of risks such as a trade group, or for similarly situated customers of an agency, are most appropriate for submission to the alternative markets unit. If a pool of risks is accepted, reinsurance agreements and dividend participant agreements are executed, external reinsurance is bound and a segregated portfolio cell is established and presented to the Cayman Islands Monetary Authority for approval.

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

Specialty Reinsurance

The Company does not underwrite individual risks in the specialty reinsurance segment, rather, it examines specific program analytics and determines whether to enter into the reinsurance agreement with the primary insurer. The Company conducts an annual underwriting audit of the primary insurer’s underwriting function.

Claims

Workers’ Compensation Insurance

Workers’ compensation claims management focuses on early intervention and aggressive disability management, utilizing the professional services of medical case managers to supplement the expertise of in-house claims professionals when appropriate.

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

The Company attempts to aggressively achieve final resolution of, and close, claims from prior accident years. The table below shows the number of prior years workers’ compensation claims received and closed and open claims, by accident year, as of December 31, 2007.

Traditional Business

(Exclusive of Alternative Markets)

Open Claims (1)

Accident Year	Total Claims	Open	Closed	% Closed
1998	65	0	65	100.0%
1999	205	1	204	99.5%
2000	381	0	381	100.0%
2001	594	0	594	100.0%
2002	686	5	681	99.3%
2003	689	8	681	98.8%
2004	831	21	810	97.5%
2005	740	46	694	93.8%
2006	922	133	789	85.6%
2007	860	356	504	58.6%

	5,973	570	5,403	90.5%

(1)	Excludes claims for medical only expenses because such claims are opened and closed in a short period of time. Excludes reinsured claims.

The table below shows the number of open lost time claims for accident years 2006 and prior as of December 31, 2007 and 2006:

Traditional Business

(Exclusive of Alternative Markets)

Open Claims (1)

Accident Year	12-31-07 Open	12-31-06 Open	2006 and Prior Claims Closed During 2007	% of 2006 Open Claims Closed During 2007
1999	1	1	0	0.0%
2001	0	1	1	100.0%
2002	5	8	3	37.5%
2003	8	18	10	55.6%
2004	21	51	30	58.8%
2005	46	88	42	47.7%
2006	133	328	195	59.5%

	214	495	281	56.8%

(1)	Excludes claims for medical only expenses because such claims are opened and closed in a short period of time. Excludes reinsured claims.

Segregated Portfolio Cell Reinsurance

The claims administration and risk management strategy for the alternative market programs is consistent with the workers’ compensation insurance segment.

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

Specialty Reinsurance

Claims management in the specialty reinsurance segment is performed by the primary insurer. When the primary insurer sustains a loss, the Company receives an invoice for its pro rata share of the loss. The Company’s claims administration is limited to verification that the claim is a covered claim under the reinsurance contract between the Company and the primary insurer. The Company engages a third party to conduct an annual audit of the primary insurer’s claim administration function.

Reinsurance

The Company’s insurance subsidiaries reinsure a portion of their loss exposure and pay to the reinsurers a portion of the premiums received on all policies reinsured. Insurance policies written by the Company’s insurance subsidiaries are reinsured with other insurance companies principally to:

•	reduce net liability on individual risks;

•	mitigate the effect of individual loss occurrences (including catastrophic losses);

•	stabilize underwriting results; and

•	decrease leverage and, accordingly, increase underwriting capacity.

Reinsurance does not legally discharge the Company from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the Company to the extent of the coverage ceded. As of December 31, 2007, the Company’s reinsurance recoverables, by segment, were as follows (in thousands):

Segment	Amount
Workers’ compensation insurance	$4,616
Segregated portfolio cell reinsurance	2,587
Group benefits insurance	19,100
Specialty reinsurance	—

Total	$26,303

The Company determines the amount and scope of reinsurance coverage to purchase each year based on a number of factors, including the evaluation of the risks accepted, consultations with reinsurance representatives and a review of market conditions, including the availability and pricing of reinsurance.

The Company monitors the solvency of its reinsurers on an annual basis, at a minimum, through review of their financial statements and, if available, their A.M. Best financial strength ratings. The Company has not experienced difficulty collecting amounts due from reinsurers; however, the insolvency or inability of any reinsurer to meet its obligations could have a material adverse effect on the Company’s financial condition and results of operations.

Workers’ Compensation Insurance

The Company’s workers’ compensation traditional business is reinsured under an excess of loss arrangement with Lloyd’s of London and Aspen Insurance UK, Ltd., under which the Company retains the first $500,000 on each loss occurrence. Loss occurrences in excess of $500,000 are covered up to a maximum of $39.5 million per claim.

The following table sets forth the amounts recoverable from reinsurers for the workers’ compensation insurance segment as of December 31, 2007 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating	Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$3,156	A	1.8%	12.0%
Aspen Insurance UK, Ltd.	1,014	A	0.6%	3.8%
Alea London, Ltd.	202	NR-4 (1)	0.1%	0.8%
Alea Bermuda, Ltd.	147	NR-4 (1)	0.1%	0.6%
St. Paul Reinsurance Company Ltd.	82	NR-3 (2)	0.0%	0.3%
Fairfield Insurance Company	15	A +	0.0%	0.1%

	$4,616		2.6%	17.6%

(1)	Rating assigned to companies that were assigned a rating by A.M. Best but requested that their ratings not be published because the companies disagree with A.M. Best’s rating conclusion.
(2)	Rating assigned to companies that are not rated by A.M. Best.

Segregated Portfolio Cell Reinsurance

Intercompany Reinsurance Structure. Intercompany reinsurance agreements are the mechanisms by which premiums paid by alternative markets customers are ceded to the segregated portfolio cells. Each segregated portfolio cell has the following reinsurance agreements:

•

100% Quota Share Reinsurance Agreements—Under this reinsurance agreement, all premiums received from the specific customer are ceded to the respective segregated portfolio cell, net of a ceding commission. As with any reinsurance arrangement, the ultimate liability for the payment of claims resides with the primary insurance company. The ceding commission paid by the segregated portfolio cell consists of charges customary to such arrangements including fronting fees, external reinsurance, producer’s commissions, premium taxes and assessments, claims administration and risk management services and segregated portfolio cell rental fees. In addition, the ceding commission includes the risk assumed under the aggregate excess reinsurance agreement described directly below.

•

Aggregate Excess Reinsurance Agreements—An aggregate excess reinsurance agreement exists for each respective segregated portfolio cell whereby the Company assumes 100% of aggregate losses over an aggregate attachment point (expressed as a percentage of direct premiums written), with a maximum loss limit of $100,000. The attachment points for the aggregate excess reinsurance agreements average 89.0% of direct premiums written. For example, in the case of a segregated portfolio cell with $1.0 million in assumed premium and an 89.0% attachment point, the segregated portfolio cell pays the first $890,000 in net losses and LAE, the Company pays the next $100,000 in net losses and LAE and the external aggregate reinsurer (as described below) pays net losses and LAE beyond the initial $990,000 covered by the segregated portfolio cell and the Company.

External Reinsurance. Each segregated portfolio cell purchases external reinsurance coverage directly from Lloyd’s of London. The segregated portfolio cell purchases per occurrence coverage to cover severity of claims and aggregate reinsurance coverage to cover frequency of claims on its segregated portfolio cell business.

Per Occurrence Reinsurance Agreements. Per occurrence reinsurance agreements cover each segregated portfolio cell for a catastrophic claim resulting from one event with respect to its segregated portfolio cell business. The specific retentions for per occurrence coverage for segregated portfolio cells range from $250,000 to $350,000, with limits ranging from $39.75 million to $39.65 million. For example, in the case of a segregated portfolio cell with a $300,000 retention that has a $3.0 million claim relating to the injury and/or death of a covered employee, the segregated portfolio cell would cover the first $300,000 of the claim with the third party reinsurer paying the remaining $2.7 million in claims.

Aggregate Reinsurance Coverage. Aggregate reinsurance agreements cover the segregated portfolio cells for losses and LAE beyond the $100,000 aggregate coverage provided by the Company. The need for this coverage would arise in the event of a series of losses as opposed to a single, catastrophic event. Aggregate reinsurance coverage purchased through Lloyd’s has ultimate loss limits of $1.0 million or $2.0 million, depending on the underlying risks. This external reinsurance combined with the aggregate coverage provided by the Company provides aggregate loss limits for each segregated portfolio cell ranging from $1.1 million to $2.1 million.

In addition to the reinsurance coverage on the segregated portfolio cell business, the dividend participants of each segregated portfolio cell provide a letter of credit that is equal to the difference between the loss fund (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. This is sometimes called the GAP, or unfunded liability. As an example, if a program has $1.0 million of assumed premiums, a 40% ceding commission and a 90% aggregate attachment point, the letter of credit amount is $300,000 calculated as follows:

Aggregate attachment point ($1,000,000 x .90)	$900,000
Loss fund ($1,000,000 – ($1,000,000 x .40)	$600,000
GAP	$300,000

The difference between the premium and the ceding commission is deposited in each respective segregated portfolio cell’s Cayman Island bank account to create the loss fund.

The following table sets forth the amounts recoverable from reinsurers for the segregated portfolio cell reinsurance segment as of December 31, 2007 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating		Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$1,462	A		0.8%	5.6%
Aspen Insurance UK, Ltd.	860	A		0.5%	3.2%
Alea London, Ltd.	258	NR-4	(1)	0.2%	1.0%
St. Paul Reinsurance Company Ltd.	7	NR-3	(2)	0.0%	0.0%

	$2,587			1.5%	9.8%

(1)	Rating assigned to companies that were assigned a rating by A.M. Best but requested that their ratings not be published because the companies disagree with A.M. Best’s rating conclusion.
(2)	Rating assigned to companies that are not rated by A.M. Best.

Group Benefits Insurance

The Company reinsures a portion of its long-term disability and term life business. There is currently no reinsurance coverage on the dental and short-term disability business.

The long-term disability business is reinsured under a quota-share arrangement with Union Security Insurance Company. Under the current quota-share arrangement, the Company retains 20% of the first $6,000 in monthly disability benefits on all new and renewal business sold on or after July 1, 2005. Monthly benefits in excess of $6,000 are 100% reinsured.

Effective August 1, 2007, the term life business is reinsured under an excess of loss arrangement with Reliastar Life Insurance Company. Prior to August 1, 2007, the term life business was reinsured by Swiss Re Life and Health America, Inc. The Company continues to retain the first $100,000 of each covered death claim and the first $50,000 of each covered accidental death or dismemberment claim.

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

The following table sets forth the amounts recoverables from reinsurers for the group benefits insurance segment as of December 31, 2007 (dollars in thousands):

Carrier	Reinsurance Recoverable	A.M Best Rating		Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Hartford Life and Accident Insurance Company	$10,163	A	+	5.7%	38.6%
Union Security Insurance Company	7,005	A		4.0%	26.7%
Transamerica Financial Life Insurance Company	1,111	A	+	0.6%	4.2%
Swiss Re Life and Health America, Inc.	573	A	+(1)	0.3%	2.2%
Reliastar Life Insurance Company	170	A	+	0.1%	0.6%
United Teacher Associates Insurance Company	57	A	-	0.0%	0.2%
Combined Insurance Company of America	21	A		0.0%	0.1%

	$19,100			10.7%	72.6%

(1)	Swiss Re Life and Health America, Inc. has been put on a negative outlook by A.M. Best.

Specialty Reinsurance

The Company acts as a reinsurer in the specialty reinsurance segment. None of the risks assumed in this segment are further reinsured.

Loss and LAE Reserves

The Company estimates its reserves for unpaid losses and LAE as of the balance sheet date. The adequacy of the Company’s reserves is inherently uncertain and represents a significant risk to the business. The Company attempts to mitigate the uncertainty inherent in its reserves by continually reviewing loss cost trends, attempting to set premium rates that are adequate to cover anticipated future costs, and by professionally managing its claims administration function. Additionally, the Company attempts to minimize the estimation risk inherent in its reserves by employing actuarial techniques on a quarterly basis. Significant judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given as to whether the ultimate liability for unpaid losses and LAE will be more or less than the Company’s current estimates. While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2007 are reasonable, the ultimate net liability may differ materially from the amount provided.

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves. The 2006 activity related to the workers’ compensation insurance, segregated portfolio cell reinsurance and specialty reinsurance segments is for the period from June 17, 2006 to December 31, 2006 (in thousands).

	2007	2006	2005
Balance, beginning of period	$121,396	$38,729	$38,559
Reinsurance recoverables on unpaid losses and LAE	24,236	23,911	23,415

Net balance, beginning of period	97,160	14,818	15,144
Net reserves acquired as a result of EHC acquisition	—	73,554	—
Purchase accounting adjustments on acquisition date	—	2,432	—
Incurred related to:
Current year	80,946	54,104	26,962
Prior year	(6,189)	(5,296)	(269)

Total incurred before purchase accounting adjustments	74,757	48,808	26,693
Purchase accounting adjustments	(848)	(538)	—

Total incurred	73,909	48,270	26,693
Paid related to:
Current year	37,019	28,609	22,724
Prior year	32,230	13,305	4,295

Total paid	69,249	41,914	27,019

Net balance, end of period	101,820	97,160	14,818
Reinsurance recoverables on unpaid losses and LAE	23,429	24,236	23,911

Balance, end of period	$125,249	$121,396	$38,729

Total reserves for unpaid losses and LAE	$129,788	$126,467	$44,136
Less: Term life premium waiver reserves	4,481	4,815	5,333
Less: Other	58	256	74

Balance, end of period	$125,249	$121,396	$38,729

Incurred losses by segment were as follows for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$34,962	$14,800	$24,536	$8,163	$82,461
Current period discount	(979)	(536)	—	—	(1,515)
Prior year, gross of discount	(8,398)	(3,023)	(961)	4,844	(7,538)
Accretion of prior period discount	787	562	—	—	1,349

Total incurred before purchase accounting adjustments	26,372	11,803	23,575	13,007	74,757
Purchase accounting adjustments	(758)	(132)	—	42	(848)

Total incurred	$25,614	$11,671	$23,575	$13,049	$73,909

Workers’ Compensation Insurance. The Company’s results of operations include a decrease in estimated incurred losses and LAE on its workers’ compensation line of business primarily related to accident years 2006, 2005, and 2004 of $8,398 for the year ended December 31, 2007. The favorable development on prior accident years relates primarily to significant claim settlements during 2007 for amounts at, or less than, previously established case and incurred but not reported (“IBNR”) reserves.

Segregated Portfolio Cell Reinsurance. The Company’s results of operations in its segregated portfolio cell reinsurance segment included a decrease in estimated incurred losses and LAE primarily related to accident years 2006, 2005 and 2004 of $3,023 for the year ended December 31, 2007. The favorable development on prior accident years relates primarily to significant claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. Any change in the reserves for unpaid losses and LAE in the segregated portfolio cell reinsurance segment is recorded to the segregated portfolio dividend payable/receivable account and would only impact the Company’s net income or shareholders’ equity if the Company was a segregated portfolio cell dividend participant.

Group Benefits Insurance. The Company’s results of operations for the year ended December 31, 2007 include favorable development on prior year reserves of $961 in the group benefits insurance segment. The favorable development reflects better claim experience in the dental, short-term disability and term life lines than anticipated at the time the liability was established and the termination of prior year long-term disability claims as a result of claimants returning to work, claimant death, or the termination of benefits in accordance with policy provisions.

Specialty Reinsurance. The Company’s results of operations included an increase in estimated incurred losses and LAE on its specialty reinsurance line of business related to prior accident years of $4,844 for the year ended December 31, 2007. The unfavorable prior year development was the result of changes in estimates as losses emerged at a higher rate than had been originally anticipated when the reserves were estimated with respect to accident years 2006, 2005, 2004, and 2003. The evaluation of the reserve for unpaid losses and LAE related to the specialty reinsurance segment requires that loss development be estimated over an extended period of time. Because the primary insurer under these programs changed in 1999, historical loss data is insufficiently developed. Therefore, reliance has been placed on industry loss development patterns, adjusted based on the Company’s judgment, to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

The analysis in the following table presents the development of the Company’s reserves for unpaid losses and LAE from December 31, 1997 to December 31, 2006. The first line in the table shows the liability for unpaid losses and LAE, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of loss and LAE, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The next section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or adverse development of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative, the estimated favorable or adverse development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over- or under-estimated. The “cumulative redundancy/(deficiency)” is as of December 31, 2007, which represents the difference between the latest reestimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate (in thousands).

	As of December 31,
	1997 (2)	1998 (2)	1999 (2)	2000 (2)	2001 (2)	2002 (2)	2003 (2)	2004 (2)	2005 (2)	2006 (1)
Reserve for unpaid losses and LAE, net of reinsurance	$31,034	$31,883	$34,279	$38,156	$43,363	$49,871	$58,500	$74,430	$83,389	$94,361
Cumulative amount of liability paid through:
One year later	14,359	13,913	18,460	21,248	23,111	23,399	23,449	24,178	27,598	31,968
Two years later	15,357	15,745	20,344	25,890	30,462	34,122	34,882	37,688	43,235	—
Three years later	15,997	16,555	21,799	29,330	35,030	39,742	41,609	47,480	—	—
Four years later	16,460	17,201	23,050	31,022	37,812	43,186	46,805	—	—	—
Five years later	16,906	17,860	23,904	32,834	39,806	46,026	—	—	—	—
Six years later	17,445	18,443	24,833	34,194	40,842	—	—	—	—	—
Seven years later	17,952	19,028	25,580	34,615	—	—	—	—	—	—
Eight years later	18,456	19,578	26,127	—	—	—	—	—	—	—
Nine years later	18,946	20,037	—	—	—	—	—	—	—	—
Ten years later	19,250	—	—	—	—	—	—	—	—	—

Liability estimated as of:
One year later	20,819	20,676	27,881	34,382	39,782	49,166	57,373	66,374	77,420	87,983
Two years later	20,576	21,725	29,004	36,372	43,030	50,596	57,462	66,237	75,531	—
Three years later	20,646	22,050	28,406	37,044	44,741	51,934	57,854	67,652	—	—
Four years later	20,970	22,261	28,604	38,018	45,931	53,131	59,845	—	—	—
Five years later	21,270	22,346	29,133	39,441	46,466	54,885	—	—	—	—
Six years later	21,348	22,710	29,827	38,918	46,363	—	—	—	—	—
Seven years later	21,697	23,325	29,894	38,987	—	—	—	—	—	—
Eight years later	22,195	23,121	29,221	—	—	—	—	—	—	—
Nine years later	21,977	22,337	—	—	—	—	—	—	—	—
Ten years later	21,121	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)	$9,913	$9,546	$5,058	$(831)	$(3,000)	$(5,014)	$(1,345)	$6,778	$7,858	$6,378

Gross liability—end of year	33,789	35,593	39,041	44,141	49,327	57,955	67,549	84,555	97,755	107,048
Reinsurance recoverables	2,755	3,710	4,762	5,985	5,964	8,084	9,049	10,125	14,366	12,687

Net liability—end of year	$31,034	$31,883	$34,279	$38,156	$43,363	$49,871	$58,500	$74,430	$83,389	$94,361

Gross re-estimated liability— latest	23,530	24,665	33,328	46,944	55,347	66,500	71,668	80,286	89,318	102,169
Re-estimated reinsurance recoverables—latest	2,409	2,328	4,107	7,957	8,984	11,615	11,823	12,634	13,787	14,186

Net reestimated liability—latest	$21,121	$22,337	$29,221	$38,987	$46,363	$54,885	$59,845	$67,652	$75,531	$87,983

Gross cumulative redundancy (deficiency), including run-off group medical business	$10,259	$10,928	$5,713	$(2,803)	$(6,020)	$(8,545)	$(4,119)	$4,269	$8,437	$4,879
Less: Gross cumulative redundancy related to run-off group medical business	(7,885)	(8,010)	(5,201)	(4,311)	(6,314)	(5,508)	(1,937)	(87)	(45)	—

Gross cumulative redundancy (deficiency), excluding run-off group medical business	$2,374	$2,918	$512	$(7,114)	$(12,334)	$(14,053)	$(6,056)	$4,182	$8,392	$4,879

Gross liability, end of year	$33,789	$35,593	$39,041	$44,141	$49,327	$57,955	$67,549	$84,555	$97,755	$107,048
Professional group long-term disability reserves	30,611	29,884	27,443	24,285	21,843	19,082	18,921	17,152	16,330	12,453
Term life premium waiver reserves	2,953	3,257	3,868	4,474	4,458	4,305	4,661	4,783	5,333	4,815
Other	299	125	109	74	73	52	39	41	74	256

Total reserves for unpaid losses and LAE	$67,652	$68,859	$70,461	$72,974	$75,701	$81,394	$91,170	$106,531	$119,492	$124,572

(1)	The reserves for unpaid losses and LAE as of December 31, 2006 are reflected before the impact of purchase accounting adjustments of $1,895.
(2)	The reserves for unpaid losses and LAE for December 31, 1997 through December 31, 2005 have been restated to reflect the workers’ compensation insurance, segregated portfolio cell reinsurance, and specialty reinsurance segments.
(3)	For purposes of understanding the Company’s reserve estimation results for its current lines of business, the gross cumulative redundancy related to the Company’s discontinued group medical business has been deducted from the total gross cumulative redundancy (deficiency) for all years presented.

A.M. Best Rating

A.M. Best rates insurance companies based on factors of concern to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, its book of business, the adequacy and soundness of its reinsurance programs, the quality and estimated fair value of its investments, the adequacy of its reserves and surplus, its capital structure, the experience and competence of its management, and its marketing presence. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to its policyholders. Their evaluation is not directed at investors. In June 2007, A.M. Best reaffirmed the “A-” financial strength rating of Eastern Alliance, Allied Eastern, and Eastern Re, and indicated a stable rating outlook. In June 2007, A.M. Best upgraded ELH’s financial strength rating from “B++” (Very Good) to “A-”(Excellent). As a condition of receiving the upgraded rating, EIHI entered into a guaranty of ELH’s reserves for unpaid losses and LAE and certain other liabilities. An “A-” (Excellent) financial strength rating is the fourth highest out of 16 rating classifications.

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

Certain of the Company’s competitors have higher A.M. Best financial strength ratings and substantially greater financial, technical and operating resources than the Company.

Investments

The Company’s investment portfolio consists of fixed income securities, equity securities, convertible bonds, and other long-term investments in various limited partnerships. The management and accounting for the Company’s investment function is outsourced to third parties. The Company has established an investment policy, approved by the Finance/Investment Committee of the Board of Directors, which has been communicated to the Company’s external investment managers. In addition, the Company has hired an independent investment consultant to oversee the Company’s investment managers and to assist the Company in setting and monitoring its investment policy.

The Company’s investment objectives are:

•	to meet insurance regulatory requirements;

•	to maintain adequate liquidity in its insurance subsidiaries;

•	to preserve capital through a well diversified, high quality investment portfolio; and

•	to maximize after tax income while generating competitive after tax total rates of return.

The Company’s investments in fixed income and equity securities are classified as “available for sale” and are reported at estimated fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss), net of applicable taxes. The Company’s convertible bonds are considered hybrid financial instruments and are reported at estimated fair value, with changes in fair value reported as a realized gain or loss in the consolidated statements of operations and comprehensive income (loss). The Company periodically evaluates its investments for other-than-temporary impairment. At the time an investment is determined to be other-than-temporarily impaired, the Company records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the investment’s market value would be reported as an unrealized gain.

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

The Company evaluates the performance of its investments through the use of various industry benchmarks. Benchmarks have been selected for each investment manager and/or portfolio and are reviewed on a quarterly basis by management and the Company’s Finance/Investment Committee of the Board of Directors. For the year ended December 31, 2007, the Company’s taxable equivalent total return, net of management fees, was 6.42%, compared to the composite benchmark return of 6.53%.

The following table sets forth consolidated information concerning the Company’s investments as of December 31, 2007 and 2006 (in thousands).

	At December 31,
	2007		2006
	Amortized Cost	Estimated Fair Market Value	Amortized Cost	Estimated Fair Market Value
U.S. Treasuries and government agencies	$20,658	$21,561	$18,434	$18,913
State, municipalities and political subdivisions	51,884	53,012	33,751	34,446
Foreign governments	—	—	500	496
Corporate securities	59,478	60,388	79,644	80,851
Mortgage-backed securities	22,134	22,880	24,921	25,470
Other structured securities	47,885	47,944	43,976	44,268

Total fixed income securities	202,039	205,785	201,226	204,444

Equity securities	19,578	20,541	17,027	18,219
Convertible bonds	14,232	15,478	—	—
Other long-term investments	10,574	11,317	10,266	11,604
Equity call options	—	—	2,230	3,318

Total investments	$246,423	$253,121	$230,749	$237,585

As of December 31, 2007, the Company’s mortgage-backed securities included subprime and Alt-A exposures with estimated fair values of $1.1 million and $3.7 million, respectively. The subprime exposures include three AAA-rated securities and two AA-rated securities. The AA-rated securities are 2002 and 2003 vintage issues with subordination levels in excess of 28%, which management believes exceeds conservative loss assumptions for the securities. The Alt-A exposures include six securities that are AAA-rated through a combination of subordination or insurance wraps.

As of December 31, 2007, the Company’s municipal bond portfolio included prerefunded and non-prerefunded issues of 31.7% and 68.3%, respectively. The overall credit quality of the non-prerefunded portfolio was AA+ and the credit quality of the insurer was AA-.

The following table shows the ratings distribution of the Company’s fixed income securities and convertible bonds, excluding fixed income securities of the segregated portfolio cell reinsurance segment, as a percentage of the total market value of the fixed income portfolio as of December 31, 2007 (dollars in thousands).

	Total	Percentage of Total Market Value
“AAA”	$128,576	67.0%
“AA”	22,052	11.5%
“A”	18,013	9.4%
“BBB”	6,232	3.2%
Below Investment Grade	1,914	1.0%
Not Rated	15,257	7.9%

Total	$192,044	100.0%

The amortized cost and estimated fair value of fixed income securities and convertible bonds as of December 31, 2007, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value
Less than one year	$17,649	$17,684
One through five years	60,394	61,581
Five through ten years	28,082	29,276
Greater than ten years	35,496	37,212
Mortgage-backed securities	74,650	75,510

Total	$216,271	$221,263

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security is in a continuous unrealized loss position as of December 31, 2007 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$—	$—	$1,045	$(7)	$1,045	$(7)
Corporate securities	4,658	(85)	2,958	(31)	7,616	(116)
Mortgage-backed securities	437	(2)	—	—	437	(2)
Other structured securities	14,409	(354)	1,758	(20)	16,167	(374)

Total fixed income securities	19,504	(441)	5,761	(58)	25,265	(499)
Equity securities	5,972	(132)	—	—	5,972	(132)

Total fixed income and equity securities	$25,476	$(573)	$5,761	$(58)	$31,237	$(631)

Company Web Sites

The Company operates three Web sites. The Company’s Corporate Web site (www.easterninsuranceholdings.com) provides investor relations information and news. EAIG’s Web site (www.eains.com) provides information and news regarding workers’ compensation products and services, in addition to secured content accessible to producers and insureds. The secured sections include a risk management library that allows EAIG’s risk management personnel to disseminate safety information quickly and effectively to producers and insureds. ELH’s Web site (www.elhins.com) provides information and news regarding group benefits products as well as access to an online group administration system.

Employees

As of December 31, 2007, the Company had 163 full time employees. None of the Company’s employees is represented by a union. The Company considers its relationship with its employees to be excellent.

Regulation

General

Insurance companies are subject to supervision and regulation in the jurisdictions in which they do business. Insurance authorities in each jurisdiction have broad administrative powers to administer statutes and regulations with respect to all aspects of the insurance business, including:

•	licensing of insurers and their producers;

•	approval of policy forms and premium rates;

•	mandating certain insurance benefits;

•	standards of solvency, including establishing statutory and risk-based capital requirements for statutory surplus;

•	classifying assets as admissible for purposes of determining statutory surplus;

•	regulating unfair trade and claim practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	restrictions on the nature, quality and concentration of investments;

•	assessments by guaranty and other associations;

•	restrictions on the ability of insurance companies to pay dividends;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on acquisitions and dispositions of insurance companies;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of insurance company operations and finances;

•	reviewing claims administration practices;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premiums, losses and other purposes.

State insurance laws and regulations require insurance companies to file financial statements with insurance departments everywhere they do business, and the operations of insurance companies are subject to examination by those departments at any time. Eastern Alliance, Allied Eastern, Eastern Advantage, and ELH prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

Examinations

Examinations are conducted by the Pennsylvania Insurance Department (the “Insurance Department”) every three to five years. The Insurance Department’s most recent examinations of Eastern Alliance and ELH for which a report was issued were as of December 31, 2001. These examinations did not result in any adjustments to the financial position of Eastern Alliance or ELH. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the Company’s operations. The Insurance Department conducted an organizational examination of Allied Eastern and Eastern Advantage as of April 22, 2002 and October 24, 2007, respectively. As of December 31, 2007, an examination of Eastern Alliance, Allied Eastern, and ELH as of and for the five years ending December 31, 2006 by the Insurance Department was in process.

Risk-Based Capital Requirements

Pennsylvania imposes the NAIC risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business and other relevant risks as are set forth in the risk-based capital instructions. As of December 31, 2007, the capital levels of EIHI’s insurance subsidiaries exceeded risk-based capital requirements.

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing trade practices and the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. To our knowledge, the Company is currently in compliance with these provisions.

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

Insurance Guaranty Funds

Almost all states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Pennsylvania and the other states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. The Company is subject to the Pennsylvania Workers’ Compensation Security Fund (the “Security Fund”), which assesses workers’ compensation insurers doing business in Pennsylvania for the purpose of providing funds to cover obligations to policyholders of insolvent insurance companies. The Company establishes reserves relating to insurance companies that are subject to insolvency proceedings when they are notified of assessments by the guaranty associations. We cannot predict the amount and timing of any future assessments under these laws.

Cayman Islands Regulation

Eastern Re is organized and licensed as a Cayman Islands unrestricted Class B insurance company and is subject to regulation by the Cayman Islands Monetary Authority. Applicable laws and regulations govern the types of policies that the Company can insure or reinsure, the amount of capital that it must maintain and the way it can be invested, and the payment of dividends without approval by the Cayman Islands Monetary Authority.

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

Dividend Restrictions

EIHI’s ability to declare and pay dividends will depend in part on dividends received from its insurance subsidiaries. The Pennsylvania Insurance Code regulates the distribution of dividends by insurance companies and states, in part, that dividends cannot exceed the greater of 10% of an insurance company’s statutory surplus as reported on the most recent annual statement filed with the Insurance Department or an insurance company’s net income for the period covered by such annual statement.

EIHI’s insurance subsidiaries are prohibited from declaring or paying any dividends or other forms of distribution to EIHI for the three years after June 16, 2006, the effective date of the conversion/merger transaction, without the prior approval of the Pennsylvania Insurance Commissioner.

During 2007, the Pennsylvania Insurance Commissioner approved a dividend of $5.0 million each from Eastern Alliance and ELH to EIHI. The proceeds from the dividend were used primarily to fund EIHI’s stock repurchase program. In addition, the Pennsylvania Insurance Commissioner approved the four quarterly dividends of $0.05/share by EIHI to its shareholders.

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

•

financial market conditions, including, but not limited to, changes in interest rates and the credit and equity markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of our investment portfolio or a reduction in the demand for our products;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and LAE;

•

heightened competition, including specifically the intensification of price competition, increased underwriting capacity and the entry of new competitors and the development of new products by new and existing competitors;

•	the effects of mergers, acquisitions and dispositions;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	changes in the underwriting criteria that we use resulting from competitive pressures;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported earnings that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;

•	our inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results; and

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

Item 1A—Risk Factors

Our business is subject to numerous risks and uncertainties, the outcome of which may impact future results of operations and financial condition. These risks are as follows:

Risk Factors Relating to Our Business

Our results may be adversely affected if our actual losses exceed our loss reserves.

The Company maintains loss reserves to cover estimated amounts needed to pay for insured losses and for the LAE necessary to settle claims with respect to insured events that have occurred, including events that have not yet been reported to us. Estimating the reserves for unpaid losses and LAE is a difficult and complex process involving many variables and subjective judgments; reserves do not represent an exact measure of liability. Accordingly, our loss reserves may prove to be inadequate to cover our actual losses. We regularly review our reserving techniques and our overall amount of reserves. We review historical data and consider the impact of various factors such as:

•	trends in claim frequency and severity;

•	information regarding each claim for losses;

•	legislative enactments, judicial decisions and legal developments regarding damages; and

•	trends in general economic conditions, including inflation and levels of employment.

If we determine that our reserves for unpaid losses and LAE are inadequate, we will have to increase them. This adjustment would reduce income during the period in which the adjustment is made, which could have a material adverse impact on our financial condition and results of operations. For additional information, see “Item 1—Business, Loss and Loss Adjustment Expense Reserves.”

If we do not accurately establish our premium rates, our results of operations may be adversely affected.

In general, the premium rates for our insurance policies are established when coverage is initiated and therefore, before all of the underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate rates is necessary, together with investment income, to generate sufficient revenue to offset losses, LAE and other underwriting expenses and to earn a profit. If we fail to accurately assess the risks that we assume, we may fail to charge adequate premium rates to cover our losses and expenses, which could reduce our net income and cause us to become unprofitable. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums.

In order to set premium rates accurately, we must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and recognize changes in trends; project both severity and frequency of losses with reasonable accuracy; and estimate customer retention. Customer retention means the amount of exposure a policyholder retains on any one risk or group of risks. The term may apply to an insurance policy, where the policyholder is an individual, family or business, or a reinsurance policy, where the policyholder is an insurance company. We must also implement our pricing accurately in accordance with our assumptions. For example, as we expand the geographic market in which we offer our workers’ compensation insurance products we may not price these products accurately or adequately. Our ability to undertake these efforts successfully, and as a result set premium rates accurately, is subject to a number of risks and uncertainties, including:

•	inaccurate assessment of new markets in which we have little or no prior experience;

•	insufficient or unreliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our inability to implement appropriate rating formulae or other pricing methodologies;

•	costs of ongoing medical treatment;

•	our inability to accurately estimate customer retention, investment yields and the duration of our liability for losses and LAE; and

•	unanticipated court decisions, legislation or regulatory action.

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

All of the specialty reinsurance business of Eastern Re is controlled by one of our directors and is placed with one primary insurer.

The Company’s specialty reinsurance segment generates 100% of its premium revenue through a reinsurance contract with a large, primary insurer. This business is directly or indirectly managed by one producer, AmPro. Lawrence Bitner is a Director of the Company and the AmPro employee who produces the program business for the primary insurer and controls the placement of reinsurance contracts with the Company. If the Company lost the goodwill of Mr. Bitner, Mr. Bitner could cause this business to be placed with another reinsurer and/or could cause the insurance policies to be written by a primary insurance carrier that would not purchase reinsurance coverage in respect of the business or would not place reinsurance with the Company.

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

We are subject to credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. The Company had net reinsurance recoverables of $26.3 million as of December 31, 2007. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase, which would negatively affect our financial condition and results of operations.

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. As of December 31, 2007, the Company had investments of $253.1 million. For the year ended December 31, 2007, the Company had $12.4 million of net investment income, representing 8.5% of its total revenues. Our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. In particular, an unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

Our revenues may fluctuate with changes in interest rates.

Our investment portfolio contains a significant amount of fixed income securities, including bonds, mortgage-backed securities (“MBSs”), collateralized mortgage obligations (“CMOs”), and other asset-backed securities. The market values of all of our investments fluctuate depending on economic and political conditions and other factors beyond our control. The market values of our fixed income securities are particularly sensitive to changes in interest rates.

For example, if interest rates rise, fixed income securities generally will decrease in value. If interest rates decline, these securities generally will increase in value, except for MBSs, which may decline due to higher prepayments on the mortgages underlying the securities.

As of December 31, 2007, MBSs, including CMOs, constituted 28.0% of the market value of the Company’s investment portfolio. MBSs and CMOs are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and/or refinanced by the borrowers in order to take advantage of lower interest rates. MBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of prepayments. In addition, during such periods, we generally will be unable to reinvest the proceeds of any prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases, and we may receive interest payments that are below the then prevailing interest rate for longer than expected. MBSs that have an amortized cost that is less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

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

The success of our business is dependent, to a large extent, on the efforts of certain key personnel, in particular, Bruce M. Eckert, our Chief Executive Officer, Michael L. Boguski, our President and Chief Operating Officer, Kevin M. Shook, our Treasurer and Chief Financial Officer, Robert A. Gilpin, our Senior Vice President of Marketing, and Suzanne M. Emmet, our Senior Vice President of Claims. We have employment agreements with each of Messrs. Eckert, Boguski, Shook, Gilpin, and Ms. Emmet, which contain covenants not to compete. We do not maintain key man life insurance on any of these executives. The loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. The current market for qualified insurance personnel is highly competitive.

Our results of operations may be adversely affected by any loss of business from key producers and by the creditworthiness of our producers.

Our products are marketed by independent producers. Other insurance companies compete with the Company for the services and allegiance of these producers. Because they are independent, these producers are not obligated to direct business to the Company and may choose to direct business to our competitors, or may direct less desirable risks to us. The Company’s ten largest producers in its workers’ compensation insurance segment accounted for 55.9% of its direct premiums written for the year ended December 31, 2007. The Company’s largest producer in its workers’ compensation insurance segment accounted for 21.2% of direct premiums written for the year ended December 31, 2007. No other producer accounted for more than 10.0% of direct premiums written in the Company’s workers’ compensation insurance segment for the year ended December 31, 2007. No independent producer accounted for more than 10.0% of the Company’s group benefits insurance direct premiums written for the year ended December 31, 2007. If premium volume produced by any of the Company’s large producers were to decrease significantly, it would have a material adverse effect on us.

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

Almost all of the Company’s workers’ compensation premium volume is produced in Pennsylvania. The Company’s workers’ compensation insurance business is affected by the economic health of Pennsylvania for two principal reasons. First, premium growth is dependent upon payroll growth, which, in turn, is affected by economic conditions. Second, losses and LAE can increase in weak economic conditions because it is more difficult to return injured workers to the job when employers are otherwise reducing payrolls. Finally, as predominantly a single state insurer, the Company can be adversely affected by any material change in Pennsylvania law or regulation or any Pennsylvania court decision affecting workers’ compensation carriers generally.

Future changes in financial accounting standards or practices or existing tax laws may adversely affect our reported results of operations.

Financial accounting standards in the United States are constantly under review and may be changed from time to time. We would be required to apply these changes when adopted. Once implemented, these changes could materially affect our results of operations and/or the way in which such results of operations are reported. Similarly, we are subject to taxation in the United States and a number of state jurisdictions. Rates of taxation, definitions of income, exclusions from income, and other tax policies are subject to change over time. Eastern Re is domiciled in the Cayman Islands. Changes in Cayman Islands tax laws could have a material impact on our consolidated results of operations.

Proposals to federally regulate the insurance business could affect our business.

Currently, the U.S. federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the State Modernization and Regulatory Transparency Act, which would maintain state-based regulation of insurance but would affect state regulation of certain aspects of the insurance business, including rates, producer and company licensing, and market conduct examinations. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operations.

Risk Factors Relating to Our Common Stock

Directors and management could effectively control certain situations that may be viewed as contrary to your interests.

The extent of management’s control over the Company is related to the following factors:

•

Directors and management owned approximately 28.1% of the Company’s outstanding stock as of December 31, 2007. As a result of stock transactions by certain directors subsequent to December 31, 2007, the ownership percentage of the Company’s outstanding common stock by directors and management decreased to approximately 14.7% as of March 12, 2008.

•

The employee stock ownership plan (“ESOP”) owns 7.1%, or 747,500 shares, of the Company’s outstanding stock as of December 31, 2007. The shares held by the ESOP will be voted in the manner directed by the ESOP participants.

•	We have implemented a stock compensation plan pursuant to which shares of restricted stock and stock options have been issued to certain of our directors, officers and employees.

As a result of these factors, the Company’s directors and management, directly or indirectly, hold a substantial equity interest in the Company. If all members of management were to act together as a group, they could have a significant influence over the outcome of the election of directors and any other shareholder vote. Therefore, management might have the power to take actions that nonaffiliated shareholders may deem to be contrary to the shareholders’ best interests.

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

Our articles of incorporation and bylaws also contain provisions that may discourage a change in control. These provisions include:

•	the prohibition of ownership and voting of shares having in excess of 10% of the total voting power of the outstanding stock of the Company for a period of three years after the conversion/merger;

•	a classified Board of Directors divided into three classes serving for successive terms of three years each;

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

Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend. Furthermore, any dividends paid in excess of Eastern Re’s cumulative earnings and profits subsequent to June 16, 2006 would be subject to U.S. federal income tax.

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

The Company’s corporate headquarters are located at 25 Race Avenue in Lancaster, Pennsylvania. The Company leases its home office building under a 15-year, non-cancelable lease through February 2017. The annual base rent is subject to an annual increase based upon the consumer price index at the end of each preceding calendar year. In addition to the base rent, the Company is responsible for its proportionate share of expenses related to the building including, but not limited to, utilities, maintenance, real estate taxes, and insurance. The Company has a 5% interest in the limited partnership that owns the building.

Item 3—Legal Proceedings

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

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The no par value common stock trades on the NASDAQ National Market under the symbol “EIHI”. As of March 12, 2008, there were 601 registered holders of record of our common stock.

During 2007, the Company paid a quarterly dividend of $0.05/share. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. Additionally, the Company is prohibited from declaring or paying any dividends during the three years following the conversion/merger transaction, unless such dividends are approved by the Insurance Department.

The table below sets forth information with respect to the amount and frequency of dividends declared on our common stock. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by EIHI Board	Type of and Amount of Dividend		Record Date for Payment	Payment Date
April 11, 2007	Regular	$0.05 cash per share	April 23, 2007	May 3, 2007
June 21, 2007	Regular	$0.05 cash per share	July 2, 2007	July 15, 2007
September 26, 2007	Regular	$0.05 cash per share	October 1, 2007	October 15, 2007
December 5, 2007	Regular	$0.05 cash per share	December 14, 2007	December 28, 2007

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

The table below sets forth the high and low sales prices of our common stock for each quarterly period as reported by the NASDAQ for the year ended December 31, 2007 and the period from June 19, 2006 to December 31, 2006.

	Low	High
1st quarter 2007	$14.19	$14.99
2nd quarter 2007	$14.51	$16.01
3rd quarter 2007	$13.78	$16.00
4th quarter 2007	$15.15	$17.66

	Low	High
Period from June 19, 2006 to June 30, 2006	$11.41	$12.80
3rd quarter 2006	$12.70	$14.95
4th quarter 2006	$14.01	$15.02

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) on December 18, 2006. Under the terms of the Stock Incentive Plan, stock awards may be made in the form of incentive stock options, non-qualified stock options or restricted stock. The following table provides the total number of stock awards outstanding, including the weighted average exercise price, as of December 31, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	630,264	$14.37	275,370
Equity compensation plans not approved by security holders	—	—	—
Total	630,264	$14.37	275,370

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s common stock for the year ended December 31, 2007 compared to the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the SNL Insurance Underwriter Index. The chart depicts the value on December 31, 2007 of a $100 investment made on June 19, 2006.

	Period Ending
Index	06/19/06	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07
Eastern Insurance Holdings, Inc.	100.00	127.61	131.29	140.17	136.82	146.38
NASDAQ Composite	100.00	116.32	114.75	123.35	128.01	125.68
SNL Insurance Underwriter Index	100.00	116.30	115.78	120.76	118.42	116.88

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

The following table presents information with respect to those purchases of our common stock made during the year ended December 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	N/A	N/A	N/A
February 1-28, 2007	10,355	$14.40	10,355	557,197
March 1-31,2007	61,868	$14.46	61,868	495,329
April 1-30, 2007	1,100	$15.00	1,100	494,229
May 1-31, 2007	29,319	$14.73	29,319	464,910
June 1-30, 2007	262,578	$15.22	262,578	202,332
July 1-31, 2007	128,088	$15.18	128,088	74,244
August 1-31, 2007	243,004	$15.18	243,004	310,188
September 1-30, 2007	135,689	$15.49	135,689	1,174,499
October 1-31, 2007	99,700	$15.96	99,700	1,074,799
November 1-30, 2007	38,933	$16.17	38,933	1,035,866
December 1-31, 2007	6,231	$16.17	6,231	1,029,635

Total	1,016,865	$15.33	1,016,865

Item 6—Selected Financial Data

The following table sets forth selected historical financial information for the Company for the years ended and as of the dates indicated. This information comes from the Company’s consolidated financial statements. The information presented for the year ended December 31, 2006 includes the results of ELH for the entire year and the results of EIHI and EHC and its subsidiaries for the period from June 17, 2006 to December 31, 2006. The information presented as of December 31, 2005, 2004 and 2003 and for the years then ended represents the financial condition and results of operations of ELH for the respective periods. You should read the following selected financial information along with the information contained in this annual report, including Part II, Item 7 of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and the reports of the independent registered public accounting firm included in Part II, Item 8 and elsewhere in this report. These historical results are not necessarily indicative of results to be expected from any future period (in thousands, except per share and share amounts).

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data:
Direct premiums written	$104,263	$75,011	$40,994	$40,790	$43,911
Reinsurance premiums assumed	43,183	17,836	—	—	—
Net premiums written	131,889	67,529	38,700	39,070	41,678

Net premiums earned	$129,495	$74,919	$38,702	$39,057	$41,714
Investment income, net of expenses	12,428	8,992	3,815	3,724	4,361
Net realized investment gains	2,888	2,757	445	1,271	662
Other revenue	683	313	1,066	946	978

Total revenue	$145,494	$86,981	$44,028	$44,998	$47,715

Expenses:
Losses and LAE incurred	$73,588	$47,913	$27,090	$25,932	$25,379
Acquisition and other underwriting expenses	17,056	7,242	5,452	5,670	5,575
Other expenses	21,801	14,390	9,674	10,601	14,615
Amortization of intangibles	1,738	1,087	—	—	—
Policyholder dividend expense	543	239	—	—	—
Segregated portfolio dividend expense (1)	4,423	2,890	—	—	—

Total expenses	$119,149	$73,761	$42,216	$42,203	$45,569

Income before income taxes	$26,345	$13,220	$1,812	$2,795	$2,146
Income tax expense	7,662	4,942	685	1,012	709

Net income	$18,683	$8,278	$1,127	$1,783	$1,437

Selected Balance Sheet Data (at period end):
Total investments and cash and cash equivalents	$299,061	$288,288	$82,319	$85,168	$85,252
Total assets	385,518	368,206	111,225	111,673	113,854
Reserves for unpaid losses and loss adjustment expenses	129,788	126,467	44,137	43,384	46,026
Unearned premiums	39,826	34,600	95	98	88
Total liabilities	207,687	194,462	49,116	49,132	51,498
Total shareholders’ equity	177,831	173,744	62,109	62,541	62,355

U.S. GAAP Ratios:
Loss ratio (2)	56.8%	64.0%	70.0%	66.4%	60.8%
Expense ratio (3)	35.2%	34.5%	39.1%	41.7%	48.4%
Combined ratio (4)	92.0%	98.5%	109.1%	108.1%	109.2%

Per-share Data:
Basic earnings per share	$1.82	$0.67	N/A	N/A	N/A
Diluted earnings per share	$1.76	$0.65	N/A	N/A	N/A
Cash dividends per share	$0.20	$—	N/A	N/A	N/A

Weighted Average Shares:
Basic	10,264,369	10,623,182	N/A	N/A	N/A
Diluted	10,604,349	10,929,281	N/A	N/A	N/A

(1)	The net income of the segregated portfolio reinsurance segment is recorded as a segregated portfolio dividend expense, which represents the dividend earned by the segregated portfolio dividend participants during the period.
(2)	Calculated by dividing losses and loss adjustment expenses incurred by net premiums earned.
(3)	Calculated by dividing the sum of acquisition and other underwriting expenses, other expenses, amortization of intangibles, policyholder dividend expense, and segregated portfolio dividend expense by net premiums earned.
(4)	The sum of the loss and loss adjustment expense ratio and expense ratio.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the acquisition of EHC on June 16, 2006, the Company’s financial results for the year ended December 31, 2006 include the results of operations for the workers’ compensation insurance, segregated portfolio cell reinsurance, and specialty reinsurance segments for the period from June 17, 2006 to December 31, 2006. The Company’s financial results for the year ended December 31, 2005 represent the results of operations of the group benefits insurance segment.

Overview

The Company reported net income of $18.7 million for the year ended December 31, 2007, reflecting positive operating results in the workers’ compensation insurance and group benefits insurance segments. The workers’ compensation insurance segment reported net income of $17.1 million and the group benefits insurance segment reported net income of $4.8 million for the year ended December 31, 2007. The specialty reinsurance segment reported a net loss for the year ended December 31, 2007, primarily related to adverse development on prior year reserves for losses and LAE of $4.8 million. Purchase accounting adjustments increased consolidated net income by $1.5 million for the year ended December 31, 2007, compared to a decrease of $2.0 million for the year ended December 31, 2006.

Workers’ Compensation Insurance

The workers’ compensation insurance segment reported a combined ratio of 65.6% for the year ended December 31, 2007, compared to a combined ratio of 79.1% for the year ended December 31, 2006. The decrease in the combined ratio primarily reflects the impact of purchase accounting adjustments and a decrease in the loss ratio, before the effects of purchase accounting, from 2006 to 2007. Purchase accounting decreased the combined ratio by 0.4 points in 2007, compared to increasing the combined ratio by 8.7 points in 2006. The loss ratio, before the effects of purchase accounting, decreased from 53.6% in 2006 to 45.8% in 2007, which primarily reflects favorable development on prior year reserves for unpaid losses and LAE of $8.4 million during 2007.

Segregated Portfolio Cell Reinsurance

The segregated portfolio cell reinsurance segment reported a combined ratio of 83.5% for the year ended December 31, 2007, compared to a combined ratio of 74.1% for the year ended December 31, 2006. The increase in the combined ratio primarily reflects the impact of purchase accounting adjustments and an increase in the loss ratio, before the effects of purchase accounting, from 2006 to 2007. Purchase accounting adjustments decreased the combined ratio by 0.9 points in 2007, compared to 3.8 points in 2006. The loss ratio, before the effects of purchase accounting, increased from 45.3% in 2006 to 50.6% in 2007. The results of operations of the segregated portfolio cell reinsurance segment are recorded to segregated portfolio cell dividend expense. As of December 31, 2007, there are 13 segregated portfolio cells, of which two are in run-off.

Group Benefits Insurance

The group benefits insurance segment reported a combined ratio of 94.4% for the year ended December 31, 2007, compared to a combined ratio of 95.7% for the year ended December 31, 2006. The decrease in the combined ratio primarily reflects an improvement of 4.5 points in the expense ratio from 2006 to 2007, offset by an increase in the loss ratio on the dental line of business. The improvement in the expense ratio primarily reflects the impact of the Company’s efforts to integrate the workers’ compensation and group benefits operations and the increase in the group benefits insurance segment’s net premiums earned. The increase in the dental loss ratio primarily reflects the impact of new business written, which typically has a higher loss ratio than renewal business.

Specialty Reinsurance

The specialty reinsurance segment reported a combined ratio of 122.0% for the year ended December 31, 2007, compared to a combined ratio of 135.9% for the year ended December 31, 2006. Purchase accounting adjustments increased the combined ratio by 3.6 points in 2007, compared to 23.8 points in 2006. Excluding the effect of purchase accounting, the loss ratio increased from 77.0% in 2006 to 85.0% in 2007. As noted above, the increase in the loss ratio primarily reflects the adverse development on prior year reserves for unpaid losses and LAE during 2007.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, including assumed premiums earned, net investment income and net realized investment gains.

Direct and net premiums written. Direct premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Direct premiums written include all premiums billed during a specified policy period. Net premiums written is the difference between direct premiums written and premiums ceded or paid to reinsurers (ceded premiums written). In the segregated portfolio cell reinsurance segment, assumed premiums are derived from insurance contracts written by the Company and ceded to the segregated portfolio cells. In the specialty reinsurance segment, assumed premiums are premiums that are received from a third party under a reinsurance agreement, which are reported to the Company directly from the broker one quarter in arrears.

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

Net investment income and realized gains and losses on investments. The Company invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and LAE) in cash, cash equivalents, fixed income securities, convertible bonds, equity securities, and other long-term investments. Investment income includes interest earned on invested assets and the change in equity interest of limited partnerships included in other long-term investments. Realized gains and losses on invested assets are reported separately from net investment income. The Company recognizes realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost. Realized gains and losses also include the change in fair value of convertible bonds.

Other revenue. Other revenue includes claim administration, risk management, and cell rental fees earned. There are other revenue items that the Company recognizes on a segmental basis that are eliminated in consolidation. Such items consist primarily of fees paid by the segregated portfolio cells to other entities within the consolidated group. The segregated portfolio cells recognize an expense for such items (included as part of its ceding commission) and a corresponding revenue item is recognized by the affiliate providing the service. For segment reporting purposes, such revenue items primarily include claims administration, risk management, and cell rental fees. Fronting fees are included in acquisition and other underwriting expenses as an offset to the direct costs incurred. For segment reporting purposes, such fees are recognized ratably over the period in which the service is provided, which generally corresponds to the earned portion of net premiums written for the underlying policies.

The Company’s expenses consist primarily of losses and LAE, acquisition and other underwriting expenses, policyholder dividends, other expenses, and income taxes.

Losses and LAE. Losses and LAE represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims.

Acquisition and other underwriting expenses. In the workers’ compensation and group benefits insurance segments, expenses incurred to underwrite risks are referred to as acquisition and other underwriting expenses, which consist primarily of commissions, premium taxes and fees and other underwriting expenses incurred in acquiring, writing and administering the Company’s business as well as required payments to the Security Fund. There were no Security Fund assessments incurred by the Company in 2007 or 2006. In the segregated portfolio cell reinsurance and specialty reinsurance segments, acquisition and other underwriting expenses consist of ceding commissions earned under the respective reinsurance agreements. Ceding commissions received are netted against acquisition and other underwriting expenses.

Other expenses. Other expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately. Other expenses also include interest expense related primarily to the Company’s junior subordinated debt.

Policyholder dividend expense. Policyholder dividends represent the amount of dividends incurred during the period that are expected to be returned to policyholders. The dividend expense is based on the loss experience of the underlying workers’ compensation insurance policy.

Income tax expense. EIHI and certain of its subsidiaries pay federal, state and local income taxes. Income tax expense includes an amount for both current and deferred income taxes. Current income tax expense includes an amount for the Company’s current year federal income tax liability and any adjustments related to differences between the prior year federal income tax estimate and the actual income tax expense reported in the federal income tax return. Deferred tax expense represents the change in the Company’s net deferred tax asset, exclusive of the tax effect related to changes in unrealized gains and losses in the Company’s investment portfolio and changes in the unrecognized amounts related to the Company’s benefit plan liabilities.

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

Loss ratio. The loss ratio is the ratio (expressed as a percentage) of losses and LAE incurred to net premiums earned and measures the underwriting profitability of a company’s insurance business. The Company measures the loss ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year loss ratio measures losses and LAE for insured events occurring in a particular year, regardless of when they are reported, as a percentage of net premiums earned during that year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular year and the change in loss reserves from prior accident years as a percentage of net premiums earned during that year.

Expense ratio. The expense ratio is the ratio (expressed as a percentage) of the sum of the acquisition and other underwriting expenses and other expenses to net premiums earned, and measures the Company’s operational efficiency in producing, underwriting and administering its insurance business.

Policyholder dividend expense ratio. The policyholder dividend expense ratio is the ratio (expressed as a percentage) of policyholder dividend expense to net premiums earned and measures the impact of the Company’s policyholder dividend policies on its workers’ compensation insurance segment.

Combined ratio. The combined ratio is the sum of the loss ratio, expense ratio and policyholder dividend expense ratio and measures the Company’s overall underwriting profit. If the combined ratio is below 100%, the Company is making an underwriting profit. If the Company’s combined ratio is at or above 100%, the Company is not profitable without investment income and may not be profitable if investment income is insufficient.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves is an imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2007, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance segment as of December 31, 2007 and 2006 are summarized below (in thousands):

	2007	2006
Case reserves	$19,915	$18,057
Case incurred development, IBNR and unallocated LAE reserves	25,295	25,910
Amount of discount	(2,375)	(2,183)

Net reserves before reinsurance recoverables and purchase accounting	42,835	41,784
Reinsurance recoverables on unpaid losses and LAE	2,709	1,475
Purchase accounting adjustments	941	1,699

Reserves for unpaid losses and LAE	$46,485	$44,958

In its workers’ compensation segment, the Company records reserves for estimated losses under insurance policies and for LAE related to the investigation and settlement of policy claims. The Company’s reserves for unpaid losses and LAE represent the estimated cost of reported and unreported losses and LAE incurred and unpaid at a given point in time. In establishing its workers’ compensation reserves, the Company uses loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In estimating case incurred development and IBNR reserves, the Company performs most of its detailed analysis on a net of reinsurance basis, and then considers expected recoveries in arriving at its recorded amounts for unpaid losses and LAE. To estimate such reserves, the Company relies primarily on the analysis of claims in its 11-year workers’ compensation insurance history. Using standard actuarial methods, the Company estimates reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends. However, the number of variables and judgments involved in establishing reserve estimates, combined with some random variation in loss development patterns, results in uncertainty regarding projected ultimate losses.

To estimate reserves, the Company stratifies its data using variations of the following different categorizations of claims:

•	All loss and LAE data developed together;

•	Lost time claims developed independently;

•	Medical only claims developed independently;

•	The indemnity portion of lost time claims developed independently;

•	The medical portion of a lost time claim and medical only claims developed together; and

•	LAE developed independently.

The term “developed together” refers to the summation of the claims data for a particular data stratification. For example, “All loss and LAE data developed together” represents all loss and LAE data of the Company, regardless of medical, indemnity or expense components, developed together using the historical data for this particular data stratification. The term “developed independently” refers to a specific data element. For example, “The indemnity portion of lost time claims developed independently” represents the development of the indemnity portion of a claim separately using historical data for this particular type of claim. Developing claims using different data stratifications allows the Company to identify trends for a specific group of claims that would not necessarily be readily identifiable if the data were included with other types of claim information. For example, developing the medical portion of a claim separately may allow the Company to identify a medical inflation trend that may not have been evident if it had been included with indemnity claim information. The combination of the different data stratifications and standard actuarial methods, including the following, produce different actuarial indications for the Company to evaluate:

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

Paid Loss Development Method. The paid loss development method is mechanically identical to the incurred loss development method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a paid loss development approach can be affected by many conditions, such as internal claim department processing changes, legal changes or variations in a company’s mix of business from one year to the next. Also, since the percentage of losses paid for immature years is often low, development factors are more volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate liability for losses and LAE. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

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

In estimating ULAE reserves, the Company reviews past loss adjustment expenses in relation to paid claims and estimated future costs based on expected claims activity and duration. The sum of the Company’s net loss and ALAE reserve, and ULAE reserves represents its total net reserve for unpaid losses and LAE.

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

As of December 31, 2007, the Company’s best estimate of its ultimate liability for losses and LAE, net of amounts recoverable from reinsurers and before purchase accounting adjustments, for its workers’ compensation insurance segment was $42.8 million. This amount was determined based on methods which were viewed to be better predictors than other methods.

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

Change in Tail Factor Assumption	Increase (Decrease) in Net Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
20 basis point increase	$2,791	$(1,814)	-1.0%
10 basis point increase	$1,402	$(912)	-0.5%
10 basis point decrease	$(1,417)	$921	0.5%
20 basis point decrease	$(2,849)	$1,852	1.0%

The estimates above rely on substantial judgment. There is inherent uncertainty in estimating reserves for unpaid losses and LAE. It is possible that the actual losses and LAE incurred may vary significantly from the Company’s estimates.

Segregated Portfolio Cell Reinsurance

The Company’s reserves for unpaid losses and LAE in its segregated portfolio cell reinsurance segment as of December 31, 2007 and 2006 are summarized below (in thousands):

	2007	2006
Case reserves	$8,906	$8,216
Case incurred development, IBNR and unallocated LAE reserves	13,083	13,992
Amount of discount	(1,099)	(1,125)

Net reserves before reinsurance recoverables and purchase accounting	20,890	21,083
Reinsurance recoverables on unpaid losses and LAE	2,033	2,893
Purchase accounting adjustments	161	(97)

Reserves for unpaid losses and loss adjustment expenses	$23,084	$23,879

The Company estimates and records reserves for its segregated portfolio cell reinsurance segment in the same manner as for its workers’ compensation insurance segment.

The reporting and paid loss development patterns in the segregated portfolio cell reinsurance segment are also consistent with that of the workers’ compensation insurance segment. Accordingly, the tail factors used to project actual current losses to ultimate losses for claims covered in the Company’s segregated portfolio cell reinsurance segment require considerable judgment. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. Accordingly, any change in the reserve for unpaid losses and LAE is recorded to the segregated portfolio dividend payable / receivable account and would only impact the Company’s net income or shareholders’ equity if it were a segregated portfolio cell dividend participant.

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

Loss Ratio Method. The loss ratio method involves the use of historical loss ratios to estimate the reserve for unpaid claims. Under the loss ratio method, the reserve is determined by multiplying the selected loss ratio, which is based on historical loss ratio trends, by the amount of net earned premium or the in-force premium at the valuation date.

Tabular Reserve Method. The tabular reserve method is used to estimate the reserve for insurance products that are longer tail by nature and for which the claim payment patterns are relatively predictable. Under the tabular reserve method, the reserve for reported but unpaid claims is estimated using industry-standard valuation tables. These tables incorporate expected death and recovery rate assumptions (based on an insured’s age and length of disability) that impact the reserve for unpaid claims.

The Company’s reserves for unpaid losses and LAE in its group benefits insurance segment, by line business, as of December 31, 2007 and 2006, were as follows (in thousands):

	2007	2006
Dental	$2,075	$1,634
Short-term disability	1,005	1,141
Long-term disability	8,165	9,210
Term life	4,892	5,310
Other	245	245

Net reserves for unpaid losses and LAE	16,382	17,540
Reinsurance recoverable on unpaid losses and LAE	18,900	20,289

Reserves for unpaid losses and LAE	$35,282	$37,829

Dental Reserves

The dental reserves represent the Company’s estimate of future amounts due on in-process and IBNR dental claims. The Company estimates its dental reserves using a combination of the lag factor development method and the loss ratio method, which results in the development of a point estimate. The loss ratio method is generally applied to the last three months (or most recent quarter), based on recent loss ratio trends. Due to the small size of the Company’s dental block of business, the recorded dental reserve represents the point estimate plus an amount for adverse development equal to 10% of the point estimate.

Short-Term Disability Reserves

The short-term disability reserves represent the Company’s estimate of future amounts due on in-process and IBNR short-term disability claims. The Company’s methodology for estimating its short-term disability reserves is consistent with the methodology for estimating dental reserves.

Long-Term Disability Reserves

The long-term disability tabular reserve represents the Company’s estimate of future amounts due on reported long-term disability claims. The Company establishes a reserve at the time a long-term disability claim is reported using the 1987 Commissioners Group Disability Table. Due to the long-term nature of long-term disability claims, management discounts the liability using an interest rate that reflects the estimated investment return in the Company’s group benefits insurance segment that will be earned over the expected life of the claim. In establishing the discount rate, the Company’s management evaluates the current interest rate environment at the end of each year and, if necessary, adjusts the interest rate for the following year based on the expected rate of return on new investments. The discount rates for claims incurred in 2007, 2006 and 2005 were 5.25%, 4.75%, and 4.25%, respectively. A lower discount rate results in a higher claim reserve and an increase in losses and loss adjustment expenses, whereas a higher discount rate results in a lower claim reserve and a decrease in losses and loss adjustment expenses. The reserve established represents the present value of expected future claim payments based on the terms of the underlying long-term disability insurance contract. With the exception of the discount rate, the assumptions that impact the reserve amount, such as recovery, morbidity and mortality rates, are embedded in the table. The long-term disability IBNR reserve is estimated on a policy-by-policy basis, taking into consideration the average monthly premium, the policy elimination period, and an expected loss ratio.

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

The term life reported claim reserve represents the Company’s liability for reported but unpaid death benefits and accidental death or dismemberment (AD&D) claims. The reserve is based on the death or dismemberment benefit of the underlying term life insurance contract.

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

Life premium waiver reserves represent the present value of future life insurance benefits under those term life policies for which the premiums have been waived due to the insured’s disability and are calculated using the tabular reserve method. The Company establishes a reserve at the time the insured’s disability is reported using the 2005 Group Term Life Waiver Reserve Table for claims reported on and after October 1, 2007 and the 1970 Intercompany Group Life Disability Table for claims reported prior to October 1, 2007.

The term life premium waiver IBNR reserve represents the Company’s estimate of unreported premium waiver claims. The Company utilizes the lag factor development method to estimate the number of unreported premium waiver claims and then applies the number of estimated outstanding claims to an average reserve amount, resulting in the development of a point estimate.

Specialty Reinsurance

With respect to the specialty reinsurance segment, numerous internal and external factors will affect the ultimate settlements of future claims including, but not necessarily limited to, changes in the cost of environmental remediation, impacts of relevant federal or state legislation, changes in technology and the resulting impact on costs, and reliance on ceding companies to handle claims and remit proper loss information in a timely manner. Reserving for assumed reinsurance requires evaluating loss information received from the ceding company. On a quarterly basis, Eastern Re receives a statement from the ceding company which includes premium and loss settlement activity for the period with corresponding reserves as established by the ceding company. Claims reported to the ceding company by insureds are entered into its claim system and ceded to Eastern Re on a quarterly basis. The claim information received from the ceding company is compiled into loss development triangles. Generally accepted actuarial methodologies, supplemented by judgment where appropriate, are used to develop the appropriate IBNR reserves for Eastern Re. Each quarter the Company compares its actual reported losses for the quarter, and cumulative reported losses since the most recently completed reserve study, to expected reported losses for the respective period, which may result in the Company increasing its losses and LAE, and its corresponding loss reserves in that quarter. This information is used as a tool in the judgmental process by which management assesses the overall adequacy of the reserves for unpaid losses and LAE at Eastern Re. The evaluation of the reserves for unpaid losses and LAE related to the Company’s specialty reinsurance programs requires that loss development be estimated over an extended period of time. Because the primary insurer under this program changed in 1999 and the claims management philosophy of the two primary insurers differed, historical loss data for years prior to 1999 is not very useful. Therefore, reliance has been placed on industry loss development patterns, adjusted to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

The Company’s reserves for unpaid losses and LAE in its specialty reinsurance segment as of December 31, 2007 and 2006 are summarized below (in thousands):

	2007	2006
Case reserves	$10,873	$8,985
Case incurred development, IBNR and unallocated LAE reserves	14,117	10,523
Amount of discount	—	—

Net reserves before purchase accounting	24,990	19,508
Purchase accounting adjustments	(53)	293

Reserves for unpaid losses and loss adjustment expenses	$24,937	$19,801

In its specialty reinsurance segment, the Company categorizes unpaid losses and LAE into case reserves and IBNR reserves. Case reserves represent unpaid losses reported by the ceding company. The Company updates its reserve estimates on a quarterly basis using information received from its cedants.

The Company analyzes its ultimate losses and LAE for specialty reinsurance after consideration of the loss experience on each treaty for each underwriting year on a quarterly basis. The methodologies that the Company employs include, but may not be limited to, paid loss development methods and incurred loss development methods similar to those described in the workers’ compensation insurance and segregated portfolio cell reinsurance segments above.

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

The Company relies on information provided by ceding companies regarding premiums and reported claims, and then uses that data as a key input to estimate unpaid losses and LAE. Since the Company relies on claims information reported by ceding companies, the estimation of unpaid losses and LAE for specialty reinsurance includes certain risks and uncertainties that do not exist with its other segments, and include, but are not necessarily limited to, the following:

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

As of December 31, 2007, the Company’s best estimate of its ultimate liability for unpaid losses and LAE, before purchase accounting adjustments, for its specialty reinsurance segment was $25.0 million. This amount was determined based on methods which were viewed to be better predictors than other methods.

The evaluation of the reserves for unpaid losses and LAE in the specialty reinsurance segment requires that loss development be estimated over an extended period of time without the benefit of credible historical loss development patterns. As the historical loss development data lacks credibility, reliance has been placed on loss development patterns based on industry loss development patterns judgmentally adjusted to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty. Following is a sensitivity analysis of the reserves for unpaid losses and LAE to reasonably likely changes in industry loss development factors used to project current losses to ultimate losses (dollars in thousands):

Change in Industry Loss Development Factors	Increase (Decrease) in Net Loss Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
100 basis point increase	$3,012	$(1,958)	-1.1%
75 basis point increase	$2,279	$(1,481)	-0.8%
50 basis point increase	$1,533	$(996)	-0.6%
25 basis point increase	$774	$(503)	-0.3%
25 basis point decrease	$(789)	$513	0.3%
50 basis point decrease	$(1,594)	$1,036	0.6%
75 basis point decrease	$(2,417)	$1,571	0.9%
100 basis point decrease	$(3,258)	$2,118	1.2%

While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2007 are reasonable, the ultimate net liability may differ materially from the amount period.

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the year ended December 31, 2007, the Company did not experience any declines in investment securities that were determined to be other-than-temporary. As of December 31, 2007, the Company held fixed income and equity securities with gross unrealized losses of $631,000, of which only $58,000 were in an unrealized loss position for more than twelve months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of December 31, 2007 and 2006, deferred policy acquisition costs and the related unearned premium reserves in the Company’s workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance segments were as follows (in thousands):

	2007	2006
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$1,924	$1,232
Unearned premium reserves	$24,707	$21,336

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$2,137	$1,496
Unearned premium reserves	$7,716	$6,330

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$83	$80

Specialty reinsurance segment:
Deferred policy acquisition costs	$2,196	$1,773
Unearned premium reserves	$7,320	$6,854

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of December 31, 2007, the Company recorded a net deferred tax asset of $1.2 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

Reinsurance Recoverables

Amounts recoverable from Company’s reinsurers are estimated in a manner consistent with the reserves for unpaid losses and LAE associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and loss adjustment expenses are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and loss adjustment expenses affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers and where necessary obtains collateral. As of December 31, 2007, the Company had reinsurance recoverables of $26.3 million. All of the Company’s reinsurers had an A.M. Best financial strength rating of “A” or better as of December 31, 2007.

Recent Accounting Pronouncements

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

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits all entities the option to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing as of November 15, 2007 (or early adoption date). The Company is currently in the process of evaluating the impact of SFAS No. 159; however it does not currently anticipate electing the fair value option for any of its eligible financial instruments.

SFAS 141R

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS No. 141R”), which revises the accounting for business combination transactions previously accounted for under SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and broadens the scope of transactions which should be accounted for under this standard. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting is still used, and an acquirer must be identified in all business combinations. SFAS No. 141R applies prospectively to business combinations which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity is prohibited from applying SFAS No. 141R prior to that date. The Company is currently in the process of evaluating the impact of SFAS No. 141R.

SFAS 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.—an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that the ownership interests and the net income of the non-controlling interest be equally identified from that of the parent on the face of the financial statements. SFAS No. 160 also provides consistent accounting principles for changes in a parent controlling ownership interest in a subsidiary, and that any retained non-controlling financial interests in a deconsolidated subsidiary be measured initially at fair value. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, and is applied prospectively, except for presentation and disclosure requirements, which are applied retrospectively for all periods presented. The Company is currently in the process of evaluating the impact of SFAS No. 160.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Net premiums written	$131,889	$67,529

Net premiums earned	$129,495	$74,919
Net investment income	12,428	8,992
Net realized investment gains	2,888	2,757
Other revenue	683	313

Consolidated revenue	$145,494	$86,981

The increase in consolidated revenue primarily reflects the acquisition of EHC on June 16, 2006. The increase in net premiums earned also reflects the impact of new business, improved renewal retention, and renewal rate increases in the workers’ compensation insurance and group benefits insurance segments.

The components of consolidated net income, by segment, for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Workers’ compensation insurance	$17,118	$5,318
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	4,777	4,587
Specialty reinsurance	(286)	(489)
Corporate/other	(2,926)	(1,138)

Consolidated net income	$18,683	$8,278

The increase in consolidated net income primarily reflects the acquisition of EHC on June 16, 2006. The increase in the net loss in the corporate/other segment primarily reflects stock compensation expense related to the Company’s stock compensation plan and ESOP of $2.4 million, and intangible asset amortization of $1.8 million for the year ended December 31, 2007, compared to stock compensation expense and intangible asset amortization of $525,000 and $1.1 million, respectively, for the year ended December 31, 2006.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue:
Direct premiums written	$91,466	$34,031
Reinsurance premiums assumed	1,341	143
Ceded premiums written	(34,318)	(12,073)

Net premiums written	58,489	22,101
Change in unearned premiums	(2,170)	2,047

Net premiums earned	56,319	24,148
Net investment income	4,758	2,225
Net realized investment gains	797	586

Total revenue	$61,874	$26,959

Expenses:
Losses and loss adjustment expenses	$25,614	$15,162
Acquisition and other underwriting expenses	2,495	(40)
Other expenses	8,300	3,724
Policyholder dividend expense	543	239

Total expenses	$36,952	$19,085

Income before income taxes	24,922	7,874
Income tax expense	7,804	2,556

Net income	$17,118	$5,318

Net Income

The increase in net income reflects the acquisition of EHC on June 16, 2006, an increase in favorable loss reserve development on prior accident years, and a reduction in the impact of purchase accounting charges in 2007. Net income for the years ended December 31, 2007 and 2006 includes after-tax favorable loss reserve development on prior accident periods of $5.5 million and $1.4 million, respectively. Net income for the year ended December 31, 2006 includes an after-tax charge of $2.4 million related to the amortization of purchase accounting adjustments compared to negligible purchase accounting charges in 2007.

The workers’ compensation insurance ratios were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Loss and LAE ratio	45.5%	62.8%
Expense ratio	19.1%	15.3%
Policyholders’ dividend expense ratio	1.0%	1.0%

Combined ratio	65.6%	79.1%

Premiums

The increase in direct premiums written reflects the acquisition of EHC on June 16, 2006. Direct premiums written for traditional business and alternative markets were $65.4 million and $26.1 million, respectively, for the year ended December 31, 2007. Direct premiums written for the year ended December 31, 2007 include the impact of renewal rate decreases of 3.5%, a premium renewal retention rate of 88.2%, a reduction of $1.2 million related to the amortization of purchase accounting adjustments and audit premiums of $2.2 million.

Net Investment Income

The increase in net investment income reflects the acquisition of EHC on June 16, 2006. The average yield on the fixed income portfolio was 4.44% as of December 31, 2007, compared to an average yield of 4.48% as of December 31, 2006.

Net Realized Investment Gains

Net realized investment gains primarily reflect sales activity on equity securities.

Losses and Loss Adjustment Expenses

The decrease in the calendar period loss ratio reflects an increase in favorable loss reserve development on prior accident years for the year ended December 31, 2007 compared to the same period in 2006, a decrease in the accident year loss ratio from 71.9% in 2006 to 60.3% in 2007 and a decrease in the impact of purchase accounting adjustments recorded in 2007 compared to 2006. Favorable loss reserve development on prior accident years of $8.4 million and $2.1 million was recorded for the years ended December 31, 2007 and 2006, respectively, which lowered the loss ratios for the years ended December 31, 2007 and 2006 by 14.9 points and 8.5 points, respectively. The favorable loss reserve development on prior accident years and the decrease in the accident year loss ratio relates primarily to a decrease in the current and prior accident year loss development factors used to estimate losses and LAE. The decrease in accident year loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2007. For the year ended December 31, 2007, the Company closed 281, or 56.8%, of the 495 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2005, 2006, and 2007 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements. The calendar period loss ratio for the year ended December 31, 2006 includes 9.2 points related to purchase accounting adjustments recorded to premiums earned and loss and loss adjustment expenses. Purchase accounting adjustments in 2007 had a negligible impact on the 2007 calendar year loss ratio. For the year ended December 31, 2007, there was one claim that exceeded the Company’s $500,000 reinsurance retention. There were no claims that exceeded the Company’s $500,000 reinsurance retention for the year ended December 31, 2006.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio primarily reflects a reduction in fee based revenue from the segregated portfolio cell reinsurance segment from 2006 to 2007, and purchase accounting adjustments in 2006, which lowered the expense ratio by 4.0 points compared to negligible purchase accounting adjustments in 2007.

Policyholder Dividends

The increase in policyholder dividend expense reflects the acquisition of EHC on June 16, 2006. Policyholder dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. For the years ended December 31, 2007 and 2006, 10.0% and 9.1%, respectively, of all workers’ compensation policies were written on a dividend policy basis.

Tax Expense

The effective tax rate was 31.3% and 32.5% for the years ended December 31, 2007 and 2006, respectively. The decrease in the effective tax rate primarily reflects non-recurring rehabilitation tax credits recognized in 2007. The primary difference between the statutory tax rate of 35% and the effective tax rate relates to tax exempt income on municipal securities in 2007 and 2006, and the non-recurring rehabilitation tax credits in 2007.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$26,143	$6,896
Ceded premiums written	(2,676)	(671)

Net premiums written	23,467	6,225
Change in unearned premiums	(606)	5,581

Net premiums earned	22,861	11,806
Net investment income	1,284	588
Net realized investment gains	320	365

Total revenue	$24,465	$12,759

Expenses:
Losses and loss adjustment expenses	$11,671	$5,892
Acquisition and other underwriting expenses	6,933	2,746
Other expenses	463	106
Segregated portfolio dividend expense (1)	5,398	4,015

Total expenses	$24,465	$12,759

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Loss and LAE ratio	51.1%	49.9%
Expense ratio	32.4%	24.2%

Combined ratio	83.5%	74.1%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed reflects the acquisition of EHC on June 16, 2006. Reinsurance premiums assumed for the year ended December 31, 2007 include the impact of renewal rate decreases of 1.5%, a premium renewal retention rate of 88.4%, a reduction of $781,000 related to the amortization of purchase accounting adjustments, and audit premiums of $623,000.

Net premiums written for the year ended December 31, 2007 include an increase of $330,000 related to the amortization of purchase accounting adjustments.

Net Investment Income

The increase in net investment income reflects the acquisition of EHC on June 16, 2006. The average yield on the fixed income portfolio was 5.11% as of December 31, 2007, compared to an average yield of 5.33% as of December 31, 2006.

Losses and Loss Adjustment Expenses

The increase in the calendar year loss ratio from 2006 to 2007 relates to favorable loss reserve development recorded on prior accident years of $3.0 million for the year ended December 31, 2007 compared to $2.0 million for the year ended December 31, 2006, which lowered loss ratios for the years ended December 31, 2007 and 2006 by 13.2 points and 17.7 points, respectively, partially offset by purchase accounting adjustments recorded in 2006 that increased the calendar period loss ratio by 4.6 points compared to negligible purchase accounting adjustments in 2007. The favorable loss reserve development on prior accident years relates primarily to a decrease in the prior year loss development factors used to estimate losses and loss adjustment expenses. The decrease in accident year loss development factors relates primarily to significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2007.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio from 2006 to 2007 relates primarily to purchase accounting adjustments recorded for the year ended December 31, 2006 that reduced the expense ratio by 8.4 points compared to negligible purchase accounting adjustments in 2007. The expense ratios, without regard to the aforementioned purchase accounting adjustments in 2006, are consistent with the contractual ceding commissions for the years ended December 31, 2007 and 2006.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue:
Direct premiums written	$38,519	$35,913
Ceded premiums written	(2,655)	(2,485)

Net premiums written	35,864	33,428
Change in unearned premiums	(1)	23

Net premiums earned	35,863	33,451
Net investment income	3,238	3,669
Net realized investment gains	1,531	1,972

Total revenues	40,632	39,092

Expenses:
Losses and loss adjustment expenses	23,253	20,600
Acquisition and other underwriting expenses	5,556	5,072
Other expenses	5,073	6,336

Total expenses	33,882	32,008

Income before income taxes	6,750	7,084
Income tax expense	1,973	2,497

Net income	$4,777	$4,587

Net Income

The increase in net income primarily reflects improved underwriting results, as the combined ratio decreased from 95.7% in 2006 to 94.4% in 2007. The improvement in the underwriting results was offset by a decrease in net investment income and net realized gains on investments.

The group benefits insurance ratios were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Loss and LAE ratio	64.8%	61.6%
Expense ratio	29.6%	34.1%

Combined ratio	94.4%	95.7%

Short-term Disability

The decrease in the short-term disability loss ratio primarily reflects a reduction in claim severity, which decreased 2.4% from 2006 to 2007. The accident period loss ratio decreased from 80.3% in 2006 to 71.5% in 2007. The decrease in the accident period loss ratio was partially offset by a decline in favorable loss reserve development from $337,000, or 5.2 percentage points, in 2006 to $148,000, or 2.2 percentage points, in 2007.

Long-term Disability

The long-term disability loss ratio was relatively consistent from 2006 to 2007. The loss ratio reflects the continued impact of prior year claim terminations that were covered under the 50/50 coinsurance arrangement.

Term Life

The term life loss ratio was relatively consistent from 2006 to 2007. The loss ratio related to death benefits decreased from 61.7% in 2006 to 58.2% in 2007, primarily reflecting a decrease in reported life claims. The death benefit loss ratio was offset by a reduction in outstanding premium waiver claims during 2007 and 2006. The reduction in premium waiver reserves reduced the term life loss ratio by 5.7 points and 9.7 points in 2007 and 2006, respectively.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses primarily reflects the increase in net premiums earned.

Other Expenses

The decrease in other expenses primarily reflects the impact of expense savings realized as a result integration efforts in the last six months of 2006 and first six months of 2007. In addition, the group benefits insurance segment recognized a gain of $384,000 during the fourth quarter of 2007 related to its defined benefit pension plan. The gain resulted from the purchase of an annuity to fund the current retiree portion of the pension plan liability.

Tax Expense

The decrease in income tax expense primarily reflects a reduction in the effective tax rate, from 35.2% in 2006 to 29.2% in 2007. The reduction in the effective tax rate primarily reflects the impact of tax-exempt interest income and the release of a contingency reserve in 2007 related to prior tax years.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$14,069	$5,775
Change in unearned premiums	383	(261)

Net premiums earned	$14,452	$5,514
Net investment income	1,559	1,032
Net realized investment gains	7	15
Other revenue	593	177

Total revenue	$16,611	$6,738

Expenses:
Losses and loss adjustment expenses	$13,050	$6,292
Acquisition and other underwriting expenses	3,932	789
Other expenses	647	411

Total expenses	$17,629	$7,492

Loss before income taxes	(1,018)	(754)
Income tax benefit	(732)	(265)

Net loss	$(286)	$(489)

Net Loss

The decrease in the net loss reflects a decrease in the calendar year loss ratio in 2007 compared to 2006 and a reduction of the impact of purchase accounting charges in 2007 compared to 2006. Net income for the year ended December 31, 2006 includes an after-tax charge of $647,000 related to the amortization of purchase accounting adjustments compared to negligible purchase charges in 2007.

The specialty reinsurance ratios were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Loss and LAE ratio	90.3%	114.1%
Expense ratio	31.7%	21.8%

Combined ratio	122.0%	135.9%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed relates to the acquisition of EHC on June 16, 2006. Reinsurance premiums earned, by line of business, were as follows for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
EnviroGuard	$11,241	$5,815
EIA	3,510	2,320
Other	550	—
Purchase accounting adjustments	(849)	(2,621)

Total assumed premiums earned	$14,452	$5,514

Net Investment Income

The increase in net investment income is related to the acquisition of EHC on June 16, 2006. The average yield on the fixed income portfolio was 4.64% as of December 31, 2007 compared to an average yield of 4.52% as of December 31, 2006.

Losses and Loss Adjustment Expenses

The decrease in the calendar period loss and loss adjustment expense ratio reflects a decrease in the impact of purchase accounting adjustments recorded in 2007 compared to 2006 partially offset by unfavorable loss reserve development on prior accident years of $4.8 million and $894,000 for the years ended December 31, 2007 and 2006, respectively, which increased the loss ratios for the years ended December 31, 2007 and 2006 by 33.5 points and 16.2 points, respectively. The calendar year period loss ratio for the year ended December 31, 2006 includes 37.1 points related to purchase accounting adjustments recorded to premiums earned and loss and loss adjustment expenses. Purchase accounting adjustments in 2007 had a negligible impact on the 2007 calendar year loss ratio. Approximately 65.0% of the unfavorable loss reserve development in 2007 relates to the EIA liability product. A review of the EIA liability detailed claim reports indicated significant case reserve increases on prior year claims. During 2007, EIA liability claim counts with total gross (before application of the applicable quota share percentage) incurred values greater than $1 million increased from 8 claims to 11 claims. EIA liability claim counts with total gross incurred values greater than $100,000 increased from 62 claims to 80 claims during 2007, an increase of 29.0%. The 2007 accident period loss and LAE ratio for EnviroGuard and EIA liability were 44.9% and 75.9%, respectively. The unfavorable loss reserve development in 2006 relates to an increase in reported claims from the ceding company.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio is related to a reduction in the impact of purchase accounting adjustments in 2007 compared to 2006. Purchase accounting adjustments reduced acquisition and other underwriting expenses by $1.7 million in 2006 compared to negligible purchase accounting adjustments in 2007. As part of its quota share reinsurance agreement with the primary insurer, the Company pays the primary insurer a ceding commission based on assumed premiums. For the years ended December 31, 2007 and 2006, the ceding commission paid to the primary insurer was 30.0%.

Tax Expense

The effective tax rate for the year ended December 31, 2007 was 71.9% compared to 35.1% in 2006. The difference between the statutory rate of 35.0% and the effective rate relates to a prior year tax return adjustment recorded during 2007.

CORPORATE/OTHER

The corporate/other segment results for the year ended December 31, 2007 include the impact of stock compensation expense related to the Company’s stock incentive plans and ESOP, amortization of intangible assets and costs related to the implementation of Sarbanes-Oxley. Stock compensation expense and intangible asset amortization totaled $2.4 million and $1.7 million for the year ended December 31, 2007, respectively. Costs related to the implementation of Sarbanes-Oxley totaled $658,000 for the year ended December 31, 2007. The corporate/other segment results for the year ended December 31, 2006 include the impact of transaction expenses incurred by ELH totaling $303,000, stock compensation expense of $525,000, and intangible asset amortization of $1.1 million.

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

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the period from June 17, 2006 to December 31, 2006 (in thousands):

2006
Revenue:
Direct premiums written	$34,031
Reinsurance premiums assumed	143
Ceded premiums written	(12,073)

Net premiums written	22,101
Change in unearned premiums	2,047

Net premiums earned	24,148
Net investment income	2,225
Net realized investment gains	586

Total revenue	$26,959

Expenses:
Losses and loss adjustment expenses	$15,162
Acquisition and other underwriting expenses	(40)
Other expenses	3,724
Policyholder dividend expense	239

Total expenses	$19,085

Income before income taxes	7,874
Income tax expense	2,556

Net income	$5,318

Net Income

Net income reflects an after-tax charge of $2.4 million related to the amortization of purchase accounting adjustments, favorable loss reserve development on prior accident years of $1.4 million and a $567,000 reduction in the accrual for the Security Fund assessment.

The workers’ compensation ratios were as follows for the period from June 17, 2006 to December 31, 2006:

2006
Loss and LAE ratio	62.8%
Expense ratio	15.3%
Policyholders’ dividend expense ratio	1.0%

Combined ratio	79.1%

Premiums

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

Net Realized Investment Gains

Net realized investment gains for the period from June 17, 2006 to December 31, 2006 related primarily to sales activity on equity securities.

Losses and Loss Adjustment Expenses

Losses and LAE were reduced by the amortization of purchase accounting adjustments of $484,000. The accident period loss and LAE ratio was 62.1% for the period from June 17, 2006 to December 31, 2006. The calendar period loss and LAE ratio was 62.8% for the period from June 17, 2006 to December 31, 2006, including 9.2 points related to purchase accounting adjustments. Favorable loss reserve development on prior accident years of $2.1 million was recorded for the period from June 17, 2006 to December 31, 2006. The favorable loss and LAE reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2006 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2006. For the period from July 1, 2006 to December 31, 2006, the Company closed 95, or 22.5%, of the 423 open lost time claims as of December 31, 2005. In the aggregate, the claims were closed at amounts lower than the provision established for claims incurred but not reported. Management believes that the realization of the benefits of its return-to-work controls implemented in 2003 coupled with strong economies in its underwriting territories during 2006 enabled it to record loss and loss adjustment expenses that were lower than the amount reserved for claim settlements. For the period from June 17, 2006 to December 31, 2006, there were no claims that exceeded the Company’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the period from June 17, 2006 to December 31, 2006 include a reduction for purchase accounting adjustments of $968,000 and a decrease of $872,000 related to management’s estimate that the Security Fund will not be making an assessment in 2007 based on 2006 direct written premium. Other expenses were $3.7 million for the period from June 17, 2006 to December 31, 2006. The expense ratio was 15.3% for the period from June 17, 2006 to December 31, 2006.

Policyholder Dividends

Dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. In 2006, 9.1% of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the period from June 17, 2006 to December 31, 2006 was 32.5%. The primary difference between the statutory tax rate of 35.0% and the effective tax rate relates to tax exempt income recorded for the period from June 17, 2006 to December 31, 2006.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the period from June 17, 2006 to December 31, 2006 (in thousands):

2006
Revenue:
Reinsurance premiums assumed	$6,896
Ceded premiums written	(671)

Net premiums written	6,225
Change in unearned premiums	5,581

Net premiums earned	11,806
Net investment income	588
Net realized investment gains	365

Total revenue	$12,759

Expenses:
Losses and loss adjustment expenses	$5,892
Acquisition and other underwriting expenses	2,746
Other expenses	106
Segregated portfolio dividend expense (1)	4,015

Total expenses	$12,759

Net income (1)	$0

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, acquisition and other underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for any period presented in this table.

The Company’s segregated portfolio cell ratios were as follows for the period from June 17, 2006 to December 31, 2006:

2006
Loss and LAE ratio	49.9%
Expense ratio	24.2%

Combined ratio	74.1%

Premiums

Reinsurance premiums assumed include the impact of 2006 renewal rate decreases of 3.8%, a premium renewal retention rate of 85.0% and a reduction for purchase accounting adjustments of $2.4 million. Audit premiums of $312,000 were also included in reinsurance premiums assumed for the period from June 17, 2006 to December 31, 2006.

Net premiums written for the period from June 17, 2006 to December 31, 2006 include an increase of $1.0 million related to purchase accounting adjustments.

Losses and Loss Adjustment Expenses

The calendar period loss and LAE ratio was 49.9% in 2006, including 4.6 points related to purchase accounting adjustments recorded to net premiums earned and losses and LAE.

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

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the years ended December 31, 2006 and 2005 (in thousands):

	2006	2005
Revenue:
Direct premiums written	35,913	40,994
Ceded premiums written	(2,485)	(2,294)

Net premiums written	33,428	38,700
Change in unearned premiums	23	2

Net premiums earned	$33,451	$38,702
Net investment income	3,669	3,546
Net realized investment gains	1,972	232

Total revenue	39,092	42,480

Expenses:
Losses and loss adjustment expenses	20,600	27,132
Acquisition and other underwriting expenses	5,072	6,659
Other expenses	6,336	5,740

Total expenses	32,008	39,531

Income before income taxes	7,084	2,949
Income tax expense	2,497	962

Net income	$4,587	$1,987

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

The group benefits insurance ratios were as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Loss and LAE ratio	61.6%	70.1%
Expense ratio	34.1%	32.0%

Combined ratio	95.7%	102.1%

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

Losses and Loss Adjustment Expenses

The decrease in losses and LAE reflects the improved loss experience and favorable development in the dental, long-term disability and term life lines of business, and the decrease in net premiums earned. The calendar period loss ratios, by line of business, for the years ended December 31, 2006 and 2005 were as follows:

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

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the period from June 17, 2006 to December 31, 2006 (in thousands):

2006
Revenue:
Reinsurance premiums assumed	$5,775
Change in unearned premiums	(261)

Net premiums earned	$5,514
Net investment income	1,032
Net realized investment gains	15
Other revenue	177

Total revenue	$6,738

Expenses:
Losses and loss adjustment expenses	$6,292
Acquisition and other underwriting expenses	789
Other expenses	411

Total expenses	$7,492

Loss before income taxes	(754)
Income tax benefit	(265)

Net loss	$(489)

Net Loss

The net loss includes an after-tax charge of $647,000 related to the amortization of purchase accounting adjustments and an increase in the frequency and severity of reported claims by the ceding company, which resulted in an increase in the 2006 accident year loss and LAE ratio and after-tax unfavorable loss reserve development of $894,000.

The Company’s specialty reinsurance ratios were as follows for the period from June 17, 2006 to December 31, 2006:

2006
Loss and LAE ratio	114.1%
Expense ratio	21.8%

Combined ratio	135.9%

Premiums

Reinsurance premiums earned, by line of business, were as follows for the period from June 17, 2006 to December 31, 2006 (in thousands):

2006
EnviroGuard	$5,815
EIA	2,320
Purchase accounting adjustments	(2,621)

Total reinsurance premiums assumed	$5,514

Reinsurance premiums assumed include a reduction for purchase accounting adjustments of $2.6 million.

Net Investment Income

Net investment income was $1.0 million for the period from June 17, 2006 to December 31, 2006.

Losses and Loss Adjustment Expenses

The calendar period loss and LAE ratio was 114.1% in 2006, including 37.1 points related to purchase accounting adjustments recorded to net premiums earned and losses and LAE. The loss ratio included an increase in claims reported from the ceding company, which resulted in an increase in the 2006 accident year loss ratio and unfavorable loss reserve development on prior accident years of $894,000 or 16.2 percentage loss ratio points. The accident year loss ratio increased to 54.2% during the period from June 17, 2006 to December 31, 2006 resulting in the recording of additional loss and loss adjustment expenses of $977,000 or 17.7 percentage loss ratio points for the period from June 17, 2006 to December 31, 2006.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses for the period from June 17, 2006 to December 31, 2006 include a reduction for purchase accounting adjustments of $1.7 million. As part of its quota share reinsurance agreement with the primary insurer, the Company pays the primary insurer a ceding commission based on assumed premiums. For the period from June 17, 2006 to December 31, 2006, the ceding commission paid to the primary insurer was 30.0%. Other expenses of $411,000 were incurred for the period from June 17, 2006 to December 31, 2006. Other expenses consist primarily of accounting, banking, management services and legal fees.

Tax Benefit

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

Financial Position

December 31, 2007 compared to December 31, 2006. Total assets were $385.5 million as of December 31, 2007, compared to $368.2 million as of December 31, 2006. The increase in total assets primarily reflects an increase in cash and investments, premiums receivable, deferred acquisition costs, and other assets, partially offset by a decrease in the net deferred tax asset. The increase in cash and investments primarily reflects positive cash flows from operations, offset by stock repurchases and shareholder dividends. The increase in premiums receivable reflects higher direct premiums written in 2007, while the increase in deferred acquisition costs primarily reflects the amortization of purchase accounting adjustments of $1.5 million. The increase in other assets primarily reflects an increase in the Company’s equity interest in certain segregated portfolio cells of $974,000 and an increase in the defined benefit pension plan asset of $1.0 million. The decrease in the net deferred tax asset primarily reflects an increase in the estimated fair value of the Company’s fixed income and equity securities and the recording of a deferred tax liability related to the intangible assets acquired.

Total liabilities were $207.7 million as of December 31, 2007, compared to $194.5 million as of December 31, 2006. The increase in total liabilities primarily reflects an increase in reserves for unpaid losses and LAE, unearned premiums and the segregated portfolio cell dividend payable. The increase in reserves primarily reflects the adverse development on prior year reserves in the specialty reinsurance segment. The increase in unearned premiums primarily reflects the amortization of purchase accounting adjustments of $2.8 million and the increase in net premiums written from 2006 to 2007. The increase in the segregated portfolio cell dividend payable primarily reflects the segregated portfolio cell reinsurance segment’s 2007 results of operations.

Total shareholders’ equity was $177.8 million as of December 31, 2007, compared to $173.7 million as of December 31, 2006. The increase in shareholders’ equity primarily reflects 2007 net income of $18.7 million and the change in estimated fair value of fixed income and equity securities of $624,000, offset by the Company’s stock repurchases of $15.6 million and shareholder dividends of $2.2 million.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company’s principal sources of funds are underwriting operations, investment income and proceeds from sales and maturities of investments. The Company’s primary use of funds is to pay claims and operating expenses and to purchase investments. The Company’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. The Company’s investment portfolio as of December 31, 2007 had an effective duration of 2.87 years. Currently, claim payments are made from positive cash flow from operations, but the Company also invests excess cash in securities with appropriate maturity dates matched against anticipated future claim payments. As these securities mature, the Company intends to invest any excess funds with appropriate durations to match expected future claim payments.

The Company has a $2.6 million line of credit available to provide additional liquidity if needed and a $44.8 million letter of credit facility if needed to secure obligations to reinsurers.

On May 15, 2003, Trust I, a business trust subsidiary formed by Global Alliance, issued $8.0 million of fixed/floating rate trust preferred securities. The securities mature on May 15, 2033, with a provision allowing the Company to call the securities at par on May 15, 2008. Cash distributions are currently being paid quarterly in arrears at a fixed rate of 7.35% through May 15, 2008. Subsequent to May 15, 2008 cash distributions will be based on a floating rate equal to the three-month LIBOR plus 410 basis points. The Company guarantees all obligations of Trust I with respect to distributions and payments of these securities. Proceeds from the sale of these securities by the Trust I were used to acquire $8.0 million of fixed/floating rate junior subordinated deferrable interest rate debentures issued by Global Alliance. These debentures have the same terms with respect to maturity, payments, and distributions, as the fixed/floating rate trust preferred securities issued by Trust I.

The Company’s ability to manage liquidity results, in part, from the purchase of reinsurance to protect the Company against severe claims and catastrophic events. See “Item 1—Business, Reinsurance.”

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

Cash Flows

The primary sources of cash flows for the Company are net premiums written, investment income, and proceeds from the sale or maturity of investments. The major components of cash flow are as follows for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	December 31,
	2007	2006	2005
Cash provided by (used in) operating activities	$23,917	$17,909	$(847)
Cash used in investing activities	(10,883)	(32,304)	(5,414)
Cash (used in) provided by financing activities	(17,797)	60,399	—

Cash Flows for the Years Ended December 31, 2007 and 2006. The increase in cash flows from operating activities from 2006 to 2007 primarily reflects the positive operating results in the workers’ compensation insurance and group benefits insurance segments during 2007.

The increase in cash flows from investing activities from 2006 to 2007 primarily reflects the use of proceeds from sales and maturities of securities to fund the Company’s stock repurchase program. Also, the acquisition of EHC resulted in a cash outflow of $14.1 million during 2006.

Cash flows from financing activities for the year ended December 31, 2007 reflects the Company’s stock repurchase program and the payment of shareholder dividends. Cash flows from financing activities for the year ended December 31, 2006 primarily reflect the net proceeds from the Company’s initial public offering.

Cash Flows for the Years Ended December 31, 2006 and 2005. The increase in cash flows from operating activities from 2005 to 2006 primarily reflects the acquisition of EHC.

The decrease in cash flows from investing activities from 2005 to 2006 primarily reflects cash paid to acquire EHC and the investment activity of EHC from June 19, 2006 to December 31, 2006.

Cash flows from financing activities for the year ended December 31, 2006 primarily reflects the net proceeds from the Company’s initial public offering.

Contractual Commitments

The following table summarizes information about contractual obligations and commercial commitments. The minimum payments under these agreements as of December 31, 2007 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt obligations:
Junior subordinated debentures (1)	$22,926	$588	$1,764	$1,176	$19,398

Total long term debt obligations	$22,926	$588	$1,764	$1,176	$19,398
Real estate lease obligation	10,157	874	1,833	1,957	5,493
Loss reserves	129,788	47,480	43,221	16,043	23,044

Total contractual obligations	$162,871	$48,942	$46,818	$19,176	$47,935

(1)	Amounts include interest payments associated with the debt issued to related party trust using applicable interest rates as of December 31, 2007. In connection with the adoption of FIN 46R, the Company does not consolidate the trust established in connection with the issuance of its trust preferred securities. As a result, the Company reports as a component of long-term debt the junior subordinated debenture that its subsidiary, Global Alliance, pays to the trust. For a discussion of the circumstances in which the Company’s subordinated debt may be subject to acceleration, please see “Liquidity and Capital Resources.”

The loss reserves payments due by period in the table above are based upon the loss and loss expense reserves estimates as of December 31, 2007, and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “Item 1—Business, Loss and Loss Adjustment Expense Reserves.” Actual payments of loss and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk. The Company had fixed-income investments with a fair value of $221.3 million at December 31, 2007, that are subject to interest rate risk. The Company manages the exposure to interest rate risk through an asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the Company’s liability and capital position.

The table below summarizes the Company’s interest rate risk. It illustrates the sensitivity of the fair value of the Company’s fixed income and convertible bond portfolio to selected hypothetical changes in interest rates as of December 31, 2007. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the Company’s fixed income and convertible bond portfolio and shareholders’ equity (dollars in thousands).

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Estimated Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$(15,761)	$205,502	(8.9)%
100 basis point increase	(7,811)	213,452	(4.4)%
50 basis increase	(3,869)	217,394	(2.2)%
No change	—	221,263	—
50 basis point decrease	3,740	225,003	2.1%
100 basis point decrease	7,367	228,630	4.1%
200 basis point decrease	14,250	235,513	8.0%

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

Item 8—Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Eastern Insurance Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastern Insurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audit which was an integrated audit in 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible bond securities in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Eastern Insurance Holdings, Inc. and Subsidiaries

Lancaster, Pennsylvania

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows of Eastern Insurance Holdings, Inc. and subsidiaries (formerly Educators Mutual Life Insurance Company) (the Company) for the year ended December 31, 2005. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Eastern Insurance Holdings, Inc. and subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Harrisburg, Pennsylvania

March 24, 2006

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2007	December 31, 2006
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $202,039; $201,226)	$205,785	$204,444
Convertible bonds, at estimated fair value (amortized cost, $14,232; $— )	15,478	—
Equity securities, at estimated fair value (cost, $19,578; $17,027)	20,541	18,219
Equity call options, at estimated fair value (cost, $— ; $2,230)	—	3,318
Other long-term investments at estimated fair value (cost, $10,386; $11,298)	11,317	11,604

Total investments	253,121	237,585

Cash and cash equivalents	45,940	50,703
Accrued investment income	2,290	2,236
Premiums receivable (net of allowance, $558; $558)	26,846	23,225
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	26,303	27,525
Deferred acquisition costs	6,257	4,501
Deferred income taxes, net	1,229	2,696
Federal income taxes recoverable	846	—
Intangible assets	6,372	8,110
Goodwill	7,992	5,140
Other assets	8,322	6,485

Total assets	$385,518	$368,206

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$129,788	$126,467
Unearned premium reserves	39,826	34,600
Advance premium	1,380	1,755
Accounts payable and accrued expenses	8,422	7,785
Ceded reinsurance balances payable	6,762	5,623
Benefit plan liabilities	334	324
Segregated portfolio cell dividend payable	13,168	7,962
Federal income taxes payable	—	1,902
Junior subordinated debentures	8,007	8,044

Total liabilities	207,687	194,462

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,597,723 and 11,351,048, respectively; outstanding—10,580,858 and 11,351,048, respectively	—	—
Unearned ESOP compensation	(6,354)	(7,101)
Additional paid in capital	110,166	108,502
Treasury stock, at cost (1,016,865 shares)	(15,589)	—
Retained earnings	86,363	69,483
Accumulated other comprehensive income, net	3,245	2,860

Total shareholders’ equity	177,831	173,744

Total liabilities and shareholders’ equity	$385,518	$368,206

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
REVENUE
Net premiums earned	$129,495	$74,919		$38,702
Net investment income	12,428	8,992		3,815
Net realized investment gains	2,888	2,757		445
Other revenue	683	313		1,066

Total revenue	145,494	86,981		44,028

EXPENSES
Losses and loss adjustment expenses incurred	73,588	47,913		27,090
Acquisition and other underwriting expenses	17,056	7,242		5,452
Other expenses	21,801	14,390		9,674
Amortization of intangibles	1,738	1,087		—
Policyholder dividend expense	543	239		—
Segregated portfolio dividend expense	4,423	2,890		—

Total expenses	119,149	73,761		42,216

Income before income taxes	26,345	13,220		1,812
Income tax expense	7,662	4,942		685

Net income	$18,683	$8,278		$1,127

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period, net of tax of $1,209, $1,217, and $(626)	2,246	2,261		(1,162)
Amortization of unrecognized benefit plan amounts, net of tax of $58, $0, and $0	108	—		—
Less: Reclassification adjustment for gains included in net income, net of tax of $842, $392, and $204	1,564	728		397

Other comprehensive income (loss)	790	1,533		(1,559)

Comprehensive income (loss)	$19,473	$9,811		$(432)

EARNINGS PER SHARE (SEE NOTE 6):
Net income	$18,683	$7,142	$	N/A
Basic earnings per share	$1.82	$0.67	$	N/A
Diluted earnings per share	$1.76	$0.65	$	N/A

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
Balance, January 1, 2005	—	—	$—	$—	$—	$—	$60,078	$2,463	$62,541
Net income	—	—	—	—	—	—	1,127	—	1,127
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,559)	(1,559)

Balance, December 31, 2005	—	—	—	—	—	—	61,205	904	62,109
Net proceeds from stock offering	—	7,475,000	—	—	69,597	—	—	—	69,597
Unearned ESOP compensation	—	—	—	(7,475)	—	—	—	—	(7,475)
ESOP shares released	—		—	374	151	—	—	—	525
Issuance of common stock	—	3,876,048	—	—	38,754	—	—	—	38,754
Net income	—	—	—	—	—	—	8,278	—	8,278
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,533	1,533
Adoption of SFAS 158	—	—	—	—	—	—	—	423	423

Balance, December 31, 2006	—	11,351,048	—	(7,101)	108,502	—	69,483	2,860	173,744
Adoption of SFAS 155	—	—	—	—	—	—	405	(405)	—
ESOP shares released	—	—	—	747	409	—	—	—	1,156
Issuance of stock awards	—	246,675	—	—	1,255	—	—	—	1,255
Repurchase of common stock	—	(1,016,865)	—	—	—	(15,589)	—	—	(15,589)
Shareholder dividend	—	—	—	—	—	—	(2,208)	—	(2,208)
Net income	—	—	—	—	—	—	18,683	—	18,683
Other comprehensive income, net of tax	—	—	—	—	—	—	—	790	790

Balance, December 31, 2007	—	10,580,858	$—	$(6,354)	$110,166	$(15,589)	$86,363	$3,245	$177,831

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$18,683	$8,278	$1,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	397	263	222
Amortization of bond premium/discount	282	517	167
Net realized investment gains	(2,888)	(2,757)	(445)
Equity in income of limited partnerships	(759)	(236)	(100)
Loss on disposal of property and equipment	1	19	32
Recognition of deferred gain on sale of building	—	(287)	(116)
Deferred tax (benefit) provision	(1,795)	(243)	344
Stock compensation	2,411	525	—
Intangible asset amortization	1,738	1,087	—
Changes in assets and liabilities:
Accrued investment income	(54)	101	91
Premiums receivable	(3,621)	5,084	(33)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	1,222	4,024	(682)
Deferred acquisition costs	(1,756)	(4,501)	—
Other assets	(2,006)	(394)	(1,555)
Reserves for unpaid losses and loss adjustment expenses	3,321	985	753
Unearned and advance premium	4,851	4,275	105
Ceded reinsurance balances payable	1,139	(1,081)	44
Accounts payable and accrued expenses	345	185	809
Benefit plan liabilities	(52)	(88)	(1,349)
Federal income taxes recoverable/payable	(2,748)	1,703	120
Segregated portfolio cell dividend payable	5,206	450	—
Other liabilities	—	—	(381)

Net cash provided by (used in) operating activities	23,917	17,909	(847)

Cash flows from investing activities:
Purchase of fixed income securities	(123,205)	(63,783)	(18,982)
Purchase of equity securities	(13,280)	(15,666)	—
Purchase of other long-term investments	(500)	(7,860)	—
Proceeds from sale of fixed income securities	50,309	42,443	6,166
Proceeds from maturities/calls of fixed income securities	61,947	19,699	7,097
Proceeds from the sale of equity securities	11,956	6,855	—
Proceeds from sale of other long-term investments	1,876	550	—
Change in unsettled investment purchases and sales	352	(352)	—
Acquisition of Eastern Holding Company, Ltd., net of cash received	—	(14,149)	—
Net proceeds from sale of interest in IBSi	—	—	210
Principal payments received on mortgage loans	15	18	112
Purchase of equipment, net	(353)	(59)	(17)

Net cash used in investing activities	(10,883)	(32,304)	(5,414)

Cash flows from financing activities:
Proceeds from initial public offering, net of expenses	—	62,122	—
Repayment of long-term debt	—	(1,723)	—
Shareholder dividend	(2,208)	—	—
Repurchase of common stock	(15,589)	—	—

Net cash (used in) provided by financing activities	(17,797)	60,399	—

Net (decrease) increase in cash and cash equivalents	(4,763)	46,004	(6,261)
Cash and cash equivalents, beginning of period	50,703	4,699	10,960

Cash and cash equivalents, end of period	$45,940	$50,703	$4,699

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,800	$7,163	$200
Cash paid for interest	$606	$324	$—

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) was formed by Eastern Life and Health Insurance Company (“ELH”), formerly Educators Mutual Life Insurance Company, for the purpose of converting from a mutual life and health insurance company to a stock life and health insurance company. On June 16, 2006, EIHI completed its common stock offering and ELH completed its conversion from a mutual company to a stock company and became a wholly-owned subsidiary of EIHI. In the common stock offering, EIHI sold 7,475,000 shares of its common stock at a price of $10.00 per share, raising gross proceeds of $74,750. Direct expenses of the offering were $5,153 and were recorded as a direct reduction of additional paid-in capital in the accompanying consolidated balance sheet in 2006.

Immediately after the common stock offering and conversion, EIHI purchased all of the outstanding common stock of Eastern Holding Company, Ltd. (“EHC”) for a purchase price of $78,929 (See Note 3).

EIHI is an insurance holding company offering workers’ compensation and group benefits insurance products through its wholly-owned subsidiaries. The accompanying consolidated financial statements include the accounts of EIHI and its wholly-owned subsidiaries (collectively, the “Company”), EHC and ELH, and EHC’s wholly-owned subsidiaries, Eastern Services Corporation (“Eastern Services”), Global Alliance Holdings, Ltd. (“Global Alliance”), Global Alliance Statutory Trust I (“Trust I”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Eastern Re Ltd., S.P.C. (“Eastern Re”), and Employers Alliance, Inc. (“Employers Alliance”).

Effective June 16, 2006, EHC was redomesticated from the Cayman Islands to the United States of America. As a result of the redomestication, EHC and Eastern Re are subject to federal income tax on a prospective basis.

The Company operates in five segments: workers’ compensation insurance, group benefits insurance, specialty reinsurance, segregated portfolio cell reinsurance, and corporate/other. See Note 15 for a description of each segment.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated statements of income and comprehensive income for the year ended December 31, 2006 represent the results of operations of the group benefits insurance segment for the year ended December 31, 2006 and the results of operations of the workers’ compensation insurance segment, segregated portfolio cell reinsurance segment and specialty reinsurance segment for the period from June 17, 2006 to December 31, 2006. The corporate/other segment for the year ended December 31, 2006 represents the results of operations of ELH’s corporate activities for the year ended December 31, 2006 and the results of operations of EIHI, EHC, Employers Alliance, Global Alliance, and Eastern Services for the period from June 17, 2006 to December 31, 2006. Basic and diluted earnings per share for the year ended December 31, 2006 is computed by dividing consolidated net income for the period from June 17, 2006 to December 31, 2006 by the weighted average number of shares outstanding for the period.

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

Investments

Fixed Income Securities

The Company’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. Fixed income securities include publicly traded and private placement bonds. The estimated fair value of publicly traded bonds is determined based on quoted market prices received from nationally recognized pricing services or, in the absence of quoted market prices, dealer quotes or matrix pricing, all of which are based on observable market-based inputs when available. Adverse credit market conditions during the second half of 2007 caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers. The estimated fair value of private placement bonds is determined using valuation models, taking into consideration the securities’ coupon rate, maturity date, and other pertinent features.

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

Convertible Bond Securities

The Company adopted Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”, on January 1, 2007. Prior to January 1, 2007, the Company accounted for its convertible bond securities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and bifurcated the equity call option, or embedded derivative, from the convertible bond security, or host contract. Under SFAS 133, the change in the fair value of the equity call option was reported as a realized gain or loss in the Company’s consolidated statement of operations and comprehensive income (loss) and the change in the fair value of the convertible bond security was reported as an unrealized gain or loss in accumulated other comprehensive income, net of tax. Upon adoption of SFAS 155, the equity call option is no longer bifurcated from the convertible bond security and the change in the fair value of the Company’s convertible bond securities, which meet the definition of a hybrid financial instrument under SFAS 155, is reported as a realized gain or loss in the consolidated statement of operations and comprehensive income (loss). The adoption of SFAS 155, which did not change the carrying value of Company’s convertible bond securities, was reported as a cumulative effect adjustment to beginning shareholders’ equity and resulted in a reclassification between retained earnings and accumulated other comprehensive income of $405.

SFAS 155 prohibits restatement of prior years’ financial statements. As a result, the Company’s consolidated balance sheet as of December 31, 2006 has not been adjusted to reflect the adoption of SFAS 155. The following table provides the impact to the Company’s consolidated balance sheet as of December 31, 2006 under SFAS 155 (in thousands).

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

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of December 31, 2007 and 2006, and included in net premiums earned, totaled $1,500.

Premiums generated by the Company’s group benefits insurance segment are generally billed on a monthly basis with premiums being earned in the month in which the coverage is provided. Unearned premiums represent premiums that have been received but for which the coverage period has not expired. Advance premiums represent premiums that have been received in advance of the coverage period. Premiums receivable represent only those premiums that have been billed to policyholders for coverage periods through the balance sheet date.

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

The Company discounts its reserves for unpaid losses and LAE for workers’ compensation claims on a non-tabular basis, using a discount rate of 3.0%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $3,474 and $3,308 as of December 31, 2007 and 2006, respectively.

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

•

The liability for life premium waiver reserves represents the present value of future life insurance benefits under those term life insurance policies for which premium has been waived due to the insured’s disability. The liability for life premium waiver reserves is calculated using the 2005 Group Term Life Waiver Reserve Table for claims reported on or after October 1, 2007 and the 1970 Intercompany Group Life Disability Table for claims reported prior to October 1, 2007.

A liability is established for the estimated unpaid losses and LAE of the Company’s specialty reinsurance segment based on information provided by the ceding company. Premiums and reported claims data provided by the ceding company is utilized by management to estimate the ultimate losses and LAE, including an amount for incurred but not reported claims.

The methods used to estimate the reserves for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserves for unpaid losses and LAE is adequate as of December 31, 2007. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2007, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $6,033 and $2,541 for the years ended December 31, 2007 and 2006, respectively. There were no deferred acquisition costs or related amortization in 2005.

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

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of December 31, 2007 and 2006, the Company recorded accrued dividends payable of $989 and $598, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Property and Equipment

Property and equipment, including expenditures for significant improvements and purchased software, is carried at cost less accumulated depreciation and amortization. Maintenance, repairs and minor improvements are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed under the straight-line method. The estimated useful lives of property and equipment range from 3-7 years. Accumulated depreciation and amortization expense totaled $6,534 and $6,038 as of December 31, 2007 and 2006, respectively. Depreciation and amortization expense totaled $397, $263, and $222 for the years ended December 31, 2007, 2006 and 2005, respectively.

Property, equipment and software are reviewed for impairment whenever changes in circumstances indicate that the carrying value of such assets may not be recoverable. Impairment losses are recognized to the extent the carrying amount of the asset exceeds the undiscounted cash flows expected to result from the use of the asset and its eventual disposal. There were no impairments recorded in 2007, 2006 or 2005.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment up to one percent of direct written premium is made to all companies licensed to write workers’ compensation in Pennsylvania. Eastern Alliance and Allied Eastern recognize a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. No assessments were recorded in 2007 or 2006.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.” No impairments were recorded in 2007 or 2006.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity during the reporting period, net of tax. The components of accumulated other comprehensive income, net of tax, as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Unrealized holding gains on investments	$4,175	$3,749
Unrecognized benefit plans assets	817	650
Tax effect	(1,747)	(1,539)

Total	$3,245	$2,860

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

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which permits all entities the option to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing as of November 15, 2007 (or early adoption date). The Company is currently in the process of evaluating the impact of SFAS No. 159; however it does not currently anticipate electing the fair value option for any of its eligible financial instruments.

SFAS 141R

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS No. 141R”), which revises the accounting for business combination transactions previously accounted for under SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and broadens the scope of transactions which should be accounted for under this standard. SFAS No. 141R retains the fundamental requirements of SFAS No. 141 in that the acquisition method of accounting is still used, and an acquirer must be identified in all business combinations. SFAS No. 141R applies prospectively to business combinations which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity is prohibited from applying SFAS No. 141R prior to that date. The Company is currently in the process of evaluating the impact of SFAS No. 141R.

SFAS 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.—an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires that the ownership interests and the net income of the non-controlling interest be equally identified from that of the parent on the face of the financial statements. SFAS No. 160 also provides consistent accounting principles for changes in a parent controlling ownership interest in a subsidiary, and that any retained non-controlling financial interests in a deconsolidated subsidiary be measured initially at fair value. SFAS No. 160 applies to fiscal years beginning on or after December 15, 2008, and is applied prospectively, except for presentation and disclosure requirements, which are applied retrospectively for all periods presented. The Company is currently in the process of evaluating the impact of SFAS No. 160.

3. Business Acquisitions and Sales

Acquisition of EHC

On June 16, 2006, the Company acquired all of the outstanding common stock of EHC for a purchase price of $78,929, which consisted of the Company issuing 3,876,048 shares of its $10.00 common stock and paying cash of $40,175 to EHC’s shareholders. The excess of the purchase price over the net fair value of the assets and liabilities acquired was $14,337, consisting of identifiable intangible assets of $9,197 and goodwill of $5,140. Direct expenses incurred in connection with the acquisition of EHC were $636. In connection with the acquisition of EHC, the purchase price was allocated to the estimated fair values of the acquired assets and liabilities as follows (in thousands):

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

In connection with the acquisition of EHC, the assets and liabilities acquired by EIHI were adjusted to fair value. The increase (decrease) to EHC’s assets and liabilities were as follows (in thousands):

Reserves for unpaid losses and LAE	$2,432
Unearned premium reserves	(12,921)
Deferred acquisition costs	6,834
Other	(888)

Total	$(4,543)

During 2007, the Company increased the goodwill related to the acquisition of EHC from $5,140 to $7,992, as a result of recognizing a deferred tax liability against the intangible assets acquired.

Sale of IBSi Interest

On October 31, 2005, ELH entered into a Membership Purchase Agreement (the “Agreement”) for the sale of its interest in IBSi, LLC (“IBSi”), a general agent, for cash of $300. As a result of the sale, the Company recognized a net gain totaling $210, which was included in net realized investment gains on the 2005 consolidated statement of operations and comprehensive loss. Under the terms of the Agreement, the Company is prohibited from marketing its group benefits insurance products through IBSi’s top twenty producers through December 31, 2008, without the prior approval of IBSi.

4. Non-Cash Investing and Financing Activities

For the years ended December 31, 2007 and 2006, the Company contributed $1,100 and $550 to the ESOP, which the ESOP used to make principal and interest payments to the Company related to the outstanding loan balance. The Company’s contributions and the related principal and interest payments are considered non-cash transactions for purposes of the consolidated statements of cash flows.

For the year ended December 31, 2006, the net proceeds received as a result of the Company’s stock offering of 69,622 is reflected net of the proceeds from the shares purchased by the ESOP of $7,500 in the statement of cash flows for year ended December 31, 2006.

5. Intangible Assets

The acquisition of EHC resulted in the identification of certain intangible assets. The allocation of the purchase price in excess of the fair value of the Company’s net assets acquired to intangible assets totaled $9,197. As of December 31, 2007 and 2006, intangible assets consisted of the following (in thousands):

	December 31, 2007		December 31, 2006
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$1,750	$447	$1,750	$165
Renewal rights (15 year amortization period)	6,397	2,378	6,397	922

	$8,147	$2,825	$8,147	$1,087

Intangible Assets with Indefinite Life
State insurance licenses	1,050	—	1,050	—

Total intangible assets	$9,197	$2,825	$9,197	$1,087

Amortization expense totaled $1,738 and $1,087 for the year ended December 31, 2007 and 2006, respectively. The estimated aggregated amortization expense for each of the next five years is as follows (in thousands):

2008	$1,312
2009	993
2010	753
2011	572
2012	436

Total	$4,066

6. Earnings Per Share

Basic earnings per share are computed by dividing net income for the years ended December 31, 2007 and 2006 by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income for the years ended December 31, 2007 and 2006 by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. Dilutive potential common shares outstanding include 306,099 stock warrants for the years ended December 31, 2007 and 2006 and restricted stock awards of 33,881 and 0 for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, stock options and restricted stock awards totaling 843,058 were excluded from the Company’s earnings per share calculation because to include them would have been anti-dilutive. There were no stock options or restricted stock outstanding as of December 31, 2006. Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share and diluted earnings per share for the years ended December 31, 2007 and 2006 were as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2007	2006
Consolidated net income	$18,683	$7,142
Basic shares outstanding	10,264,369	10,623,182
Diluted shares outstanding	10,604,349	10,929,281
Basic earnings per share	$1.82	$0.67
Diluted earnings per share	$1.76	$0.65

7. Share Repurchase

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent, or 567,552 shares, of the Company’s issued and outstanding shares of common stock. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represents the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan. As of December 31, 2007, the Company repurchased 1,016,865 shares at a cost of $15,589, representing a weighted average cost of $15.33 per share. The Company repurchased an additional 701,400 shares at a cost of $11,550 through March 12, 2008.

8. Stock-Based Compensation

Awards under the Stock Incentive Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. The Stock Incentive Plan limits the number of shares that may be awarded as restricted stock to 299,000, and the number of shares for which incentive stock options may be granted to 500,000. The total number of shares initially authorized in the Stock Incentive Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Stock Incentive Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. During 2007, grants of 355,672 non-qualified stock options, 278,516 incentive stock options and 246,675 restricted stock awards were made to employees and non-employee directors. A total of 3,924 stock options were forfeited during the year ended December 31, 2007. The stock options and restricted stock awards vest over a five year period and are not subject to performance criteria. No stock options have vested as of December 31, 2007 and, accordingly, no stock options granted under the Stock Incentive Plan have been exercised.

Total stock-based compensation expense recognized in the consolidated statement of operations and comprehensive income for the year ended December 31, 2007 is shown in the following table (in thousands):

2007
Stock compensation expense related to:
Stock options	$547
Restricted stock	708
Total related tax benefit	356
Total unrecognized compensation expense	$5,095

As of December 31, 2007, total unrecognized stock compensation expense related to non-vested stock options and restricted stock totaled $2,263 and $2,832, respectively, which is expected to be recognized over a weighted average period of approximately 48.0 months. As of December 31, 2007, all stock options and restricted stock are unvested.

The fair values of stock options granted during the year ended December 31, 2007 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

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

The assumptions used to calculate the fair value of future options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation expense in the Company’s consolidated statements of operations and comprehensive income over the requisite service period of the entire award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.

The following table summarizes stock option activity for the year ended December 31, 2007:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2007	—	—	—	—
Granted	634,188	$14.37
Forfeited	(3,924)	14.35
Exercised	—	—
Cancelled	—	—

Outstanding as of December 31, 2007	630,264	$14.37	9.05	$1,336

Exercisable as of December 31, 2007	—	—	—	—

The aggregate intrinsic value in the table above is before applicable income taxes, and is based on the Company’s closing stock price of $16.49 on December 31, 2007.

As of December 31, 2007, there were 275,370 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of December 31, 2007:

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	608,840	9.01	$14.35
$14.50	3,924	9.02	$14.50
$14.86	7,500	9.47	$14.86
$15.22	5,000	9.63	$15.22
$15.47	5,000	9.67	$15.47

Outstanding as of December 31, 2007	630,264	9.05	$14.37

The following table summarizes restricted stock activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding as of January 1, 2007	—	—
Granted	246,675
Forfeited	—
Exercised	—
Cancelled	—

Outstanding as of December 31, 2007	246,675	9.01

Exercisable as of December 31, 2007	—	—

9. Statutory Financial Information

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

Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The reserves for unpaid losses and loss adjustment expenses of Eastern Alliance and Allied Eastern are discounted on both a tabular and non-tabular basis. The discounting of workers’ compensation indemnity reserves on a tabular basis is a prescribed practice by the NAIC. The discounting of other workers’ compensation reserves on a non-tabular basis is a permitted practice by the Insurance Department. The non-tabular discounting of other workers’ compensation reserves increased Eastern Alliance’s and Allied Eastern’s statutory surplus by $1,346 and $198, respectively, as of December 31, 2007 and by $1,239 and $180, respectively, as of December 31, 2006. The non-tabular discounting of other workers’ compensation reserves increased (decreased) Eastern Alliance’s statutory net income by $107, $176, and $(32) and increased (decreased) Allied Eastern’s statutory net income by $18, $34, and $(11) for the years ended December 31, 2007, 2006, and 2005, respectively. ELH did not have any permitted practices for the years ended December 31, 2007, 2006, or 2005.

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

Financial Information

The statutory surplus and statutory net income (loss) of Eastern Alliance, Allied Eastern, and ELH as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 was as follows (in thousands):

	Statutory Surplus as of December 31,		Net Income (Loss) for the Year Ended December 31,
	2007	2006	2007	2006	2005
Eastern Alliance	$49,749	$48,358	$14,792	$9,798	$11,249
Allied Eastern	$9,454	$7,460	$2,036	$1,336	$1,730
Eastern Advantage	$8,400	$—	$—	$—	$—
ELH	$60,679	$60,244	$4,581	$2,955	$(9,500)

The statutory net loss of ELH for the year ended December 31, 2005 included the recognition of a realized loss on the sale of IBSi, totaling $10,335. Under SAP, the equity in income or loss of affiliates is recorded directly to statutory surplus as an unrealized gain or loss. As a result of the sale of IBSi, the cumulative unrealized loss was reclassified to a realized loss. There was no impact to statutory surplus as a result of this transaction.

Risk-Based Capital

Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer’s business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, Eastern Alliance, Allied Eastern, and ELH maintained statutory-basis surplus in excess of minimum prescribed risk-based capital requirements as of December 31, 2007.

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

10. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of December 31, 2007 and 2006 (in thousands):

2007	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$20,658	$910	$(7)	$21,561
States, municipalities, and political subdivisions	51,884	1,128	—	53,012
Corporate securities	59,478	1,060	(150)	60,388
Mortgage-backed securities	22,134	748	(2)	22,880
Other structured securities	47,885	433	(374)	47,944

Total fixed income securities	202,039	4,279	(533)	205,785
Equity securities	19,578	1,257	(294)	20,541

Total fixed income and equity securities	$221,617	$5,536	$(827)	$226,326

2006	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$18,434	$522	$(43)	$18,913
Foreign governments	500	—	(4)	496
States, municipalities, and political subdivisions	33,751	705	(10)	34,446
Corporate securities	79,644	1,459	(252)	80,851
Mortgage-backed securities	24,921	549	—	25,470
Other structured securities	43,976	357	(65)	44,268

Total fixed income securities	201,226	3,592	(374)	204,444
Equity securities	17,027	1,293	(101)	18,219

Total fixed income and equity securities	$218,253	$4,885	$(475)	$222,663

Certain insurance departments in the states in which the Company is licensed to do business require a deposit to protect the Company’s policyholders should the Company become insolvent. In order to satisfy these requirements, the Company had fixed income securities with an estimated fair value of $5,869 and $5,462 on deposit with various insurance departments as of December 31, 2007 and 2006, respectively.

The amortized cost and estimated fair value of fixed income securities and convertible bonds as of December 31, 2007, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$17,649	$17,684
One through five years	60,394	61,581
Five through ten years	28,082	29,276
Greater than ten years	35,496	37,212
Mortgage-backed securities	74,650	75,510

Total	$216,271	$221,263

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of December 31, 2007 and 2006 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$—	$—	$1,045	$(7)	$1,045	$(7)
Corporate securities	4,658	(85)	2,958	(31)	7,616	(116)
Mortgage-backed securities	437	(2)	—	—	437	(2)
Other structured securities	14,409	(354)	1,758	(20)	16,167	(374)

Total fixed income securities	19,504	(441)	5,761	(58)	25,265	(499)
Equity securities	5,972	(132)	—	—	5,972	(132)

Total fixed income and equity securities	$25,476	$(573)	$5,761	$(58)	$31,237	$(631)

	Less Than 12 Months		12 Months or More		Total
2006	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$—	$—	$1,758	$(43)	$1,758	$(43)
Foreign governments	—	—	496	(4)	496	(4)
States, municipalities, and political subdivisions	3,355	(10)	—	—	3,355	(10)
Corporate securities	269	(22)	8,177	(230)	8,446	(252)
Other structured securities	6,223	(14)	2,900	(51)	9,123	(65)

Total fixed income securities	9,847	(46)	13,331	(328)	23,178	(374)
Equity securities	2,509	(101)	—	—	2,509	(101)

Total fixed income and equity securities	$12,356	$(147)	$13,331	$(328)	$25,687	$(475)

As of December 31, 2007, the Company held 49 fixed income securities with gross unrealized losses totaling $499. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not attributable to credit risk factors. For investments in fixed income securities, losses in the estimated fair values are viewed as temporary if the security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest. Management believes that the current carrying value of these investments will be realized and that the Company has the ability and intent to hold them until that time.

As of December 31, 2007, the Company held 3 equity securities with gross unrealized losses totaling $132. All of the equity securities have been in an unrealized loss position for less than twelve months and management has determined, based on an evaluation of these securities, that the decline in value is temporary as of December 31, 2007.

Proceeds from the sale of fixed income securities totaled $50,309, $42,443, and $6,166 for the years ended December 31, 2007, 2006, and 2005, respectively. Proceeds from the sale of equity securities totaled $11,956, $6,855, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively. Proceeds from the sale of other long-term investments totaled $1,876, $550, and $0 for the years ended December 31, 2007, 2006, and 2005, respectively.

The gross realized gains and gross realized losses recognized by the Company as a result of the sale of investments were as follows for the years ended December 31, 2007, 2006, and 2005 (in thousands):

2007	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$2,284	$1,116	$344	$3,744
Gross realized losses	(136)	(263)	—	(399)

Net realized gains	$2,148	$853	$344	$3,345

2006	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$655	$1,272	$81	$2,008
Gross realized losses	(65)	(23)	—	(88)

Net realized gains	$590	$1,249	$81	$1,920

2005	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$754	$—	$—	$754
Gross realized losses	(48)	—	—	(48)

Net realized gains	$706	$—	$—	$706

For the year ended December 31, 2007, the change in the estimated fair value of convertible bonds included in net realized investment gains in the consolidated statement of operations and comprehensive income totaled $(457). For the years ended December 31, 2006 and 2005, the change in the estimated fair value of equity call options included in net realized investment gains in the consolidated statements of operations and comprehensive income (loss) totaled $837 and $(367), respectively.

During 2005, the Company recorded a realized loss totaling $104 related to the impairment of a fixed income security. There were no impairments of fixed income securities recorded during 2007 or 2006.

The change in the Company’s net unrealized gains and losses for the years ended December 31, 2007, 2006, and 2005 was as follows (in thousands):

2007	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$995	$56	$1,051
Tax effect	(349)	(20)	(369)

Change in net unrealized gains and losses	$646	$36	$682

2006	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$1,850	$529	$2,379
Tax effect	(661)	(185)	(846)

Change in net unrealized gains and losses	$1,189	$344	$1,533

2005	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$(2,362)	$—	$(2,362)
Tax effect	803	—	803

Change in net unrealized gains and losses	$(1,559)	$—	$(1,559)

Net investment income for the years ended December 31, 2007, 2006, and 2005 was as follows (in thousands):

	2007	2006	2005
Fixed income and convertible bond securities	$10,345	$7,192	$3,621
Equity securities	290	36	—
Cash and cash equivalents	2,277	1,865	303
Equity in income of limited partnership investments	759	236	100
Other	60	30	6

Gross investment income	13,731	9,359	4,030
Investment expenses	(1,303)	(367)	(215)

Net investment income	$12,428	$8,992	$3,815

11. Reserves for Unpaid Losses and LAE

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Balance, beginning of period	$121,396	$38,729	$38,559
Reinsurance recoverables on unpaid losses and LAE	24,236	23,911	23,415

Net balance, beginning of period	97,160	14,818	15,144
Net reserves acquired as a result of EHC acquisition	—	73,554	—
Purchase accounting adjustments on acquisition date	—	2,432	—
Incurred related to:
Current year	80,946	54,104	26,962
Prior year	(6,189)	(5,296)	(269)

Total incurred before purchase accounting adjustments	74,757	48,808	26,693
Purchase accounting adjustments	(848)	(538)	—

Total incurred	73,909	48,270	26,693
Paid related to:
Current year	37,019	28,609	22,724
Prior year	32,230	13,305	4,295

Total paid	69,249	41,914	27,019

Net balance, end of period	101,820	97,160	14,818
Reinsurance recoverables on unpaid losses and LAE	23,429	24,236	23,911

Balance, end of period	$125,249	$121,396	$38,729

Total reserves for unpaid for losses and LAE	$129,788	$126,467	$44,136
Less: Term life premium waiver reserves	4,481	4,815	5,333
Less: Other	58	256	74

Balance, end of period	$125,249	$121,396	$38,729

Incurred losses by segment were as follows for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$34,962	$14,800	$24,536	$8,163	$82,461
Current period discount	(979)	(536)	—	—	(1,515)
Prior year, gross of discount	(8,398)	(3,023)	(961)	4,844	(7,538)
Accretion of prior period discount	787	562	—	—	1,349

Total incurred before purchase accounting adjustments	26,372	11,803	23,575	13,007	74,757
Purchase accounting adjustments	(758)	(132)	—	42	(848)

Total incurred	$25,614	$11,671	$23,575	$13,049	$73,909

Workers’ Compensation Insurance. The Company’s results of operations include a decrease in estimated incurred losses and LAE on its workers’ compensation line of business primarily related to accident years 2006, 2005, and 2004 of $8,398 for the year ended December 31, 2007. The favorable development on prior accident years relates primarily to significant claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves.

Segregated Portfolio Cell Reinsurance. The Company’s results of operations in its segregated portfolio cell reinsurance segment included a decrease in estimated incurred losses and LAE primarily related to accident years 2006, 2005 and 2004 of $3,023 for the year ended December 31, 2007. The favorable development on prior accident years relates primarily to significant claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. Any change in the reserves for unpaid losses and LAE in the segregated portfolio cell reinsurance segment is recorded to the segregated portfolio dividend payable/receivable account and would only impact the Company’s net income or shareholders’ equity if the Company was a segregated portfolio cell dividend participant.

Group Benefits Insurance. The Company’s results of operations for the year ended December 31, 2007 include favorable development on prior year reserves of $961 in the group benefits insurance segment. The favorable development reflects better claim experience than anticipated in the dental, short-term disability and term life lines at the time the liability was established and the termination of prior year long-term disability claims as a result of claimants returning to work, claimant death, or the termination of benefits in accordance with policy provisions.

Specialty Reinsurance. The Company’s results of operations included an increase in estimated incurred losses and LAE on its specialty reinsurance line of business related to prior accident years of $4,844 for the year ended December 31, 2007. The unfavorable prior year development was the result of changes in estimates as losses emerged at a higher rate than had been originally anticipated when the reserves were estimated with respect to accident years 2006, 2005, 2004, and 2003. The evaluation of the reserve or unpaid losses and LAE related to the specialty reinsurance segment requires that loss development be estimated over an extended period of time. Because the primary insurer under these programs changed in 1999, historical loss data is insufficiently developed. Therefore, reliance has been placed on industry loss development patterns, adjusted based on the Company’s judgment, to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

12. Reinsurance

The Company purchases reinsurance to manage its loss exposure. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company.

The following table provides a summary of the Company’s premiums on a direct, assumed, ceded, and net basis for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$104,263	$102,260	$75,011	$67,446	$40,994	$40,996
Assumed premiums	43,183	42,890	17,836	23,250	—	—
Ceded premiums	(13,055)	(13,153)	(16,242)	(6,701)	(2,294)	(2,294)

Net premiums before purchase accounting	134,391	131,997	76,605	83,995	38,700	38,702
Purchase accounting adjustment	(2,502)	(2,502)	(9,076)	(9,076)	—	—

Net premiums	$131,889	$129,495	$67,529	$74,919	$38,700	$38,702

The following table provides a summary of the Company’s losses and loss adjustment expenses incurred on a direct, assumed, ceded and net basis for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Direct losses and LAE incurred	$52,023	$33,510	$28,875
Assumed losses and LAE incurred	25,791	12,926	—
Ceded losses and LAE incurred	(3,378)	2,015	(1,785)

Net losses and LAE incurred before purchase accounting	74,436	48,451	27,090
Purchase accounting adjustment	(848)	(538)	—

Net losses and LAE	$73,588	$47,913	$27,090

As a result of A.M. Best upgrading ELH’s financial strength rating from “B++” (Very Good) to “A-” (Excellent) in June 2007, the Company terminated its coinsurance agreement with London Life Reinsurance Company (LLRC) and the related stop loss reinsurance agreement with London Life International Reinsurance Corporation effective June 30, 2007. The termination of these agreements had no effect on the consolidated financial statements.

ELH entered into a coinsurance agreement in 1999, under which it ceded an existing block of outstanding claims related to a program that provided long-term disability coverage to certain professional associations. The Company recorded a reinsurance recoverable totaling $10,163 and $11,549 as of December 31, 2007 and 2006, related to this block of ceded claims.

13. Income Taxes

The components of the income tax provision for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	2007	2006	2005
Current tax expense	$9,458	$5,185	$341
Deferred tax expense	(1,066)	849	344

Income tax expense before purchase accounting	$8,392	$6,034	$685
Purchase accounting adjustment	(730)	(1,092)	—

Income tax expense	$7,662	$4,942	$685

In addition to the income tax provision, the net deferred tax asset (decreased) increased by $(696), $132, and $803 in 2007, 2006, and 2005, respectively, as a result of changes in the unrealized gains and losses on the Company’s fixed income and equity securities. The net deferred tax asset was also decreased by $58 and $228 in 2007 and 2006, respectively, related to unrecognized benefit plan gains. The tax effect of these items is recorded directly to accumulated other comprehensive income, which is a component of equity.

The provision for income taxes for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	2007	2006	2005
Income tax expense at statutory rate	$8,963	$5,719	$616
Prior year tax return adjustment	(384)	208	200
Non-deductible intangible asset amortization	608	381	—
Non-deductible transaction expenses	—	109	74
Tax-exempt interest	(608)	(174)	—
Reduction of valuation allowance	—	—	(227)
Release of contingency reserve	(200)	(162)	—
ESOP compensation expense	143	53	—
Rehabilitation tax credits	(131)	—	—
Other	1	(100)	22

Income tax expense before purchase accounting adjustment	8,392	6,034	685
Purchase accounting adjustment	(730)	(1,092)	—

Income tax expense	$7,662	$4,942	$685

The components of the net deferred tax asset as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Reserve discounting	2,853	2,367
Unearned/advance premiums	2,317	2,231
Policyholder dividends	289	209
Allowance for doubtful accounts	204	204
Accrued liabilities	233	402
Subpart F income	632	—
Stock compensation expense	475	—
Other	180	255

Total deferred tax assets	7,183	5,668

Deferred tax liabilities:
Unrealized gain on investments	1,244	745
Deferred acquisition costs	1,293	1,099
Depreciation and amortization	156	114
Equity income in limited partnerships	1,284	1,035
Net benefit plan asset	361	98
Other	—	45

Total deferred tax liabilities	4,338	3,136

Net deferred tax asset before purchase accounting	2,845	2,532
Purchase accounting adjustment	(1,616)	164

Net deferred tax asset	$1,229	$2,696

As of December 31, 2007, the net deferred tax asset has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that the Company will generate sufficient future taxable income to utilize these net future tax deductions. The amount of the net deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are decreased.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. The adoption of FIN 48 had no effect on the Company’s consolidated financial statements. As of December 31, 2007, the Company has no tax positions for which management believes a provision for uncertainty is necessary. The Company’s federal income tax returns for tax years subsequent to December 31, 2003 are subject to examination by the Internal Revenue Service.

14. Employee Benefit Plans

ESOP

The Company sponsors an ESOP. Eligible employees generally include those employees who have reached the age of 21 and have completed one year of service. All employees that were employed by EHC or ELH on June 16, 2006 were determined to have met the eligibility requirements on that date. ESOP shares are allocated to participants based on the ratio of their individual compensation during the plan year to the total compensation of eligible employees during the plan year.

The Company issued 747,500 shares of its common stock to the ESOP on June 16, 2006, and the ESOP signed a promissory note in the amount of $7,475 for the purchase of the shares, which is due in ten equal installments, with interest accruing annually at 4%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid.

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the years ended December 31, 2007 and 2006 were as follows (in thousands, except share data):

	As of and for the Years Ended December 31,
	2007	2006
Suspense shares	710,125	747,500
Allocated shares	37,375	—
Shares committed to be released	74,750	37,375
Average price per share	$15.46	$14.05
Stock compensation expense	$1,156	$525

Suspense shares represent shares held by the ESOP that have not been allocated to participant accounts. Allocated shares have been earned and allocated to participant accounts, while shares committed to be released have been earned, but have not yet been allocated to participant accounts.

As of December 31, 2007 and 2006, the estimated fair value of unearned ESOP shares were $10,477 and $10,339, respectively.

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

Pension costs are funded to the limits specified by the Employee Retirement Income Security Act of 1974, as amended. From time to time, the Company may contribute additional amounts to the pension plan as it deems appropriate, subject to funding limitations. Based on the funded status of the pension plan at December 31, 2007, the Company is not required to make a contribution in 2008 and does not anticipate making a contribution. The Company does anticipate making a contribution to the postretirement plan in 2008 totaling approximately $45 to cover the Company’s portion of retirees’ healthcare premiums.

The Company uses a measurement date of December 31 for its plans.

A reconciliation of changes in the benefit obligation, fair value of plan assets and funded status of the pension plan and the postretirement plan as of December 31, 2007 and 2006 is as follows (in thousands):

	Pension Plan		Postretirement Plan
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$9,335	$9,502	$324	$469
Service cost	—	—	—	—
Interest cost	510	511	16	22
Participant contributions	—	—	94	63
Actuarial loss (gain)	(576)	(156)	34	(78)
Settlement gain	—	—	—	—
Benefits paid	(424)	(522)	(134)	(152)
Other	(3,780)	—	—	—

Benefit obligation at end of year	5,065	9,335	334	324

Change in plan assets:
Fair value of plan assets at beginning of year	9,940	9,561	—	—
Actual return on plan assets	695	791	—	—
Employer contributions	—	110	40	89
Participant contributions	—	—	94	63
Benefits paid	(424)	(522)	(134)	(152)
Other	(3,780)	—	—	—

Fair value of plan assets at end of year	6,431	9,940	—	—

Funded status:
Funded status	(1,366)	(605)	334	324
Unrecognized net actuarial (gain) loss	—	—	—	—
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	—	—	—	—

(Prepaid) accrued benefit plan (assets) liabilities	$(1,366)	$(605)	$334	$324

During 2007, the Company purchased an annuity to satisfy future obligations of the pension plan related to participants receiving benefits as of December 31, 2007. As a result of this transaction, the benefit obligation and plan assets were reduced by $3,780, which reflects the cost of the annuity.

As of December 31, 2007 and 2006, the following amounts related to the pension plan and postretirement plan have been included in accumulated other comprehensive income (“AOCI”) (in thousands):

	Pension Plan		Postretirement Plan
	2007	2006	2007	2006
Net actuarial gain	$510	$275	$302	$364
Net transition asset	5	12	—	—

Total before taxes	515	287	302	364
Tax effect	(180)	(100)	(106)	(127)

Net amount included in AOCI	$335	$187	$196	$237

The amounts included in AOCI that are expected to be recognized in 2008 are as follows (in thousands):

	Pension Plan	Postretirement Plan
Net actuarial gain	$—	$22
Net transition asset	2	—

Total	$2	$22

The accumulated benefit obligation of the pension plan at December 31, 2007 and 2006 was $5,065 and $9,335, respectively, and the accumulated benefit obligation of the postretirement plan was $334 and $324, respectively.

Benefits paid totaled $424, $522, and $561 for the pension plan and $134, $152, and $194 for the postretirement plan for the years ended December 31, 2007, 2006, and 2005, respectively. The estimated future benefits to be paid over the next ten years are as follows (in thousands):

	Pension Plan	Postretirement Plan
2008	$56	$45
2009	110	43
2010	120	34
2011	130	34
2012	220	33
2013-2017	1,660	119

Total	$2,296	$308

The pension plan’s assets were comprised of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Equity securities	$689	$4,016
Fixed income securities	5,742	5,924

Total	$6,431	$9,940

The primary investment objective of the pension plan is to achieve maximum rates of return commensurate with safety of principal. The pension plan asset allocation is reviewed annually to determine whether the portfolio mix is within an acceptable range of the target allocation. Target asset allocations are based on asset and liability studies with the goal to enhance the expected return of the pension plan portfolio while maintaining acceptable levels of risk. As of December 31, 2007 the target asset allocation for the portfolio is 10% equity securities and 90% fixed income securities.

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

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Pension Plan		Postretirement Plan
	2007	2006	2007	2006
Weighted average discount rate	6.50%	5.60%	6.10%	5.60%
Rate of increase in compensation levels	N/A	N/A	3.50%	3.50%

The following table provides the components of net periodic benefit cost for the pension plan and the postretirement plan for the years ending December 31, 2007, 2006, and 2005 (in thousands):

	Pension Plan			Postretirement Plan
	2007	2006	2005	2007	2006	2005
Service cost	$—	$—	$404	$—	$—	$21
Interest cost	510	511	592	16	22	162
Expected return on plan assets	(656)	(631)	(596)	—	—	—
Recognized net actuarial gain	—	—	23	(28)	(21)	71
Amortization of transition asset	(3)	(3)	(3)	—	—	—
Amortization of prior service cost	—	—	12	—	—	—
Other	(384)	—	294	—	—	(1,465)

Net periodic benefit cost	$(533)	$(123)	$726	$(12)	$1	$(1,211)

During 2007, the Company recognized a settlement gain of $384 related to the purchase of the annuity to satisfy the future obligations of the pension plan related to participants receiving benefits as of December 31, 2007

The assumptions used in the measurement of the Company’s net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table:

	Pension Plan			Postretirement Plan
	2007	2006	2005	2007	2006	2005
Weighted average discount rate	5.60%	5.50%	5.75%	5.60%	5.50%	5.75%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.50%	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	4.50%	3.50%	3.50%	4.50%

As of December 31, 2007, the assumed healthcare cost trend rate used in the estimate of the postretirement benefit plan obligation was 7.00% , with the rate decreasing to 4.00% in 2011 and thereafter. An increase or decrease in the assumed healthcare cost trend of one percentage point does not have a material impact on the Company’s benefit obligation or net periodic benefit cost as of December 31, 2007.

The Company also sponsors a defined contribution plan covering eligible employees. The Company’s contributions to the defined contribution plan for the years ended December 31, 2007, 2006, and 2005 totaled $195, $131, and $108, respectively.

15. Segment Information

The Company’s current operations are organized into the five following business segments.

Workers’ Compensation Insurance

The Company offers workers’ compensation insurance coverage to employers, primarily in Pennsylvania, Maryland and Delaware. The Company offers a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, specialty reinsurance, and corporate/other segments totaling approximately $3,900 and $4,000 for the years ended December 31, 2007 and 2006, respectively.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, and term life insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. Net premiums earned, by product, for the years ended December 31, 2007, 2006, and 2005 were as follows (in thousands):

	2007	2006	2005
Dental	$21,819	$19,482	$23,570
Short-term disability	6,627	6,459	6,672
Long-term disability	1,691	1,906	2,395
Term life	5,726	5,604	6,065

Total	$35,863	$33,451	$38,702

Specialty Reinsurance

The Company assumes business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provides coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provides commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program and before purchase accounting adjustments, for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
EnviroGuard	$11,241	$5,815
EIA	3,510	2,320
Other	550	—

Total	$15,301	$8,135

Corporate/Other

The corporate/other segment includes the holding company and third party administration activities of the Company, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors.

The following table represents the segment results for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$56,319	$22,861	$35,863	$14,452	$—	$129,495
Net investment income	4,758	1,284	3,238	1,559	1,589	12,428
Net realized investment gains	797	320	1,531	7	233	2,888
Other revenue	—	—	—	593	90	683

Total revenue	61,874	24,465	40,632	16,611	1,912	145,494

Expenses:
Loss and loss adjustment expenses incurred	25,614	11,671	23,253	13,050	—	73,588
Acquisition and other underwriting expenses	2,495	6,933	5,556	3,932	(1,860)	17,056
Other expenses	8,300	463	5,073	647	7,318	21,801
Amortization of intangibles	—	—	—	—	1,738	1,738
Policyholder dividend expense	543	—	—	—	—	543
Segregated portfolio dividend expense	—	5,398	—	—	(975)	4,423

Total expenses	36,952	24,465	33,882	17,629	6,221	119,149

Income (loss) before income taxes	24,922	—	6,750	(1,018)	(4,309)	26,345
Income tax expense (benefit)	7,804	—	1,973	(732)	(1,383)	7,662

Net income (loss)	$17,118	$—	$4,777	$(286)	$(2,926)	$18,683

Total assets	$189,028	$47,118	$107,470	$51,228	$(9,326)	$385,518

The following table represents the segment results for the year ended December 31, 2006 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$24,148	$11,806	$33,451	$5,514	$—	$74,919
Net investment income	2,225	588	3,669	1,032	1,478	8,992
Net realized investment gains (losses)	586	365	1,972	15	(181)	2,757
Other revenue	—	—	—	177	136	313

Total revenue	26,959	12,759	39,092	6,738	1,433	86,981

Expenses:
Loss and loss adjustment expenses incurred	15,162	5,892	20,600	6,292	(33)	47,913
Acquisition and other underwriting expenses	(40)	2,746	5,072	789	(1,325)	7,242
Other expenses	3,724	106	6,336	411	3,813	14,390
Amortization of intangibles	—	—	—	—	1,087	1,087
Policyholder dividend expense	239	—	—	—	—	239
Segregated portfolio dividend expense	—	4,015	—	—	(1,125)	2,890

Total expenses	19,085	12,759	32,008	7,492	2,417	73,761

Income (loss) before income taxes	7,874	—	7,084	(754)	(984)	13,220
Income tax expense (benefit)	2,556	—	2,497	(265)	154	4,942

Net income (loss)	$5,318	$—	$4,587	$(489)	$(1,138)	$8,278

Total assets	$171,662	$41,451	$108,650	$44,999	$1,444	$368,206

The following table represents the segment results for the year ended December 31, 2005, which reflects the results of operations of ELH (in thousands):

	Year Ended December 31, 2005
	Group Benefits Insurance	Corporate/ Other	Total
Revenue:
Net premiums earned	38,702	—	38,702
Net investment income	3,546	269	3,815
Net realized investment gains	232	213	445
Other revenue	—	1,066	1,066

Total revenue	42,480	1,548	44,028

Expenses:
Losses and loss adjustment expenses incurred	27,132	(42)	27,090
Acquisition and other underwriting expenses	6,659	(1,207)	5,452
Other expenses	5,740	3,934	9,674

Total expenses	39,531	2,685	42,216

Income (loss) before income taxes	2,949	(1,137)	1,812
Income tax expense (benefit)	962	(277)	685

Net income (loss)	1,987	(860)	1,127

Total assets	$111,125	$100	$111,225

16. Commitments and Contingencies

Lease Commitments

The Company’s corporate headquarters are located at 25 Race Avenue in Lancaster, Pennsylvania. The Company leases its home office building under a 15-year, non-cancelable lease through February 2017. The annual base rent is subject to an annual increase based upon the consumer price index at the end of each preceding calendar year. In addition to the base rent, the Company is responsible for its proportionate share of expenses related to the building including, but not limited to, utilities, maintenance, real estate taxes, and insurance. The Company has a 5% interest in the limited partnership that owns the building. Minimum monthly lease commitments for the remainder of the lease term are as follows (in thousands):

2008	$874
2009	902
2010	931
2011	962
2012	994
2013 thereafter	5,494

Total	$10,157

Rent expense totaled $748, $533, and $254 for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to October 31, 2006, ELH leased its office space under a multi-year sale-leaseback agreement. On March 20, 2006, ELH entered into a Lease Termination Agreement with the landlord to terminate the lease prior to the end of the initial term of the lease. Under the terms of the Lease Termination Agreement, ELH paid the landlord $394. The impact of the termination payment on the Company’s results of operations was reduced by the recognition of the remaining deferred gain related to the sale-leaseback agreement as of October 31, 2006, totaling $191. For the year ended December 31, 2006, the Company recognized a charge of $203 related to the lease termination, which is included in other expenses in the consolidated statement of operations and comprehensive income (loss).

17. Junior Subordinated Debentures

On May 15, 2003, Trust I, a business trust subsidiary formed by Global Alliance, issued $8,000 of fixed/floating rate trust preferred securities. The securities mature on May 15, 2033, with a provision allowing the Company to call the securities at par on May 15, 2008. Cash distributions are currently being paid quarterly in arrears at a fixed rate of 7.35% through May 15, 2008. Subsequent to May 15, 2008 cash distributions will be based on a floating rate equal to the three-month LIBOR plus 410 basis points. The Company guarantees all obligations of Trust I with respect to distributions and payments of these securities. Proceeds from the sale of these securities by the Trust I were used to acquire $8,000 of fixed/floating rate junior subordinated deferrable interest rate debentures issued by Global Alliance. These debentures have the same terms with respect to maturity, payments, and distributions, as the fixed/floating rate trust preferred securities issued by Trust I.

For the years ended December 31, 2007 and 2006, the Company incurred interest expense of $606 and $324 related to the junior subordinated debentures.

18. Subsequent Event—Quarterly Dividend

On March 10, 2008, the Company announced its Board of Directors authorized a quarterly cash dividend of $0.07/share on its issued and outstanding shares of common stock, payable March 28, 2008 to shareholders of record at the close of business on March 14, 2008.

19. Quarterly Financial Data (Unaudited, in thousands, except per share data)

2007	March 31	June 30	September 30	December 31
Total Revenue	$33,015	$36,234	$38,915	$38,103
Income from operations	$5,012	$6,519	$4,824	$9,990
Net income	$3,151	$4,314	$3,561	$7,657
Basic earnings per share	$0.30	$0.41	$0.35	$0.78
Diluted earnings per share	$0.29	$0.40	$0.34	$0.76

2006	March 31	June 30	September 30	December 31
Total Revenue	$10,522	$11,898	$30,542	$34,019
Income from operations	1,156	1,189	4,015	6,860
Net income	695	752	2,302	4,529
Basic earnings per share	N/A	$0.03	$0.22	$0.43
Diluted earnings per share	N/A	$0.03	$0.21	$0.41

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). In designing and evaluating our disclosure controls and procedures, our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

An evaluation was performed by our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of the our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and made known to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Controls.

Not applicable. The Company was not required to report on internal controls over financial reporting prior to December 31, 2007.

c)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over the financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

d)	The Report of Independent Registered Public Accounting Firm on internal control over financial reporting is included in this Annual Report on Form 10-K immediately before the consolidated financial statements.

Item 9B—Other Information

None

PART III

Item 10—Directors and Officers of the Registrant

Incorporated by reference from the Company’s 2008 Proxy Statement.

Item 11—Executive Compensation

Incorporated by reference from the Company’s 2008 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s 2008 Proxy Statement.

Item 13—Certain Relationships and Related Transactions

Incorporated by reference from the Company’s 2008 Proxy Statement.

Item 14—Prinicpal Accountant Fees and Services

Incorporated by reference from the Company’s 2008 Proxy Statement.

Part IV

Item 15—Exhibits, Financial Statement Schedules

a)	(1) Financial Statements.

The following consolidated financial statements are filed as part of this report in Item 8:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income (Loss) for Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedules for the years 2007, 2006 and 2005 are submitted herewith:

Schedule I—Summary of Investments

Schedule II—Condensed Financial Information of Parent Company

Schedule III—Supplementary Schedule Information

Schedule IV—Reinsurance

Schedule VI—Supplemental Information

The information required by Schedule V—Allowance for Uncollectible Premiums and Other Receivables has been included within the consolidated financial statements or notes thereto.

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
Kevin M. Shook, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature

/s/ BRUCE M. ECKERT Bruce M. Eckert	Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2008

/s/ KEVIN M. SHOOK Kevin M. Shook	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ ROBERT M. MCALAINE Robert M. McAlaine	Chairman and Director	March 14, 2008

/s/ LAWRENCE W. BITNER Lawrence W. Bitner	Director	March 14, 2008

/s/ PAUL R. BURKE Paul R. Burke	Director	March 14, 2008

/s/ RONALD L. KING Ronald L. King	Director	March 14, 2008

/s/ SCOTT C. PENWELL Scott C. Penwell	Director	March 14, 2008

/s/ JOHN O. SHIRK John O. Shirk	Director	March 14, 2008

/s/ W. LLOYD SNYDER III W. Lloyd Snyder III	Director	March 14, 2008

/s/ RICHARD STEVENS III Richard Stevens III	Director	March 14, 2008

/s/ CHARLES H. VETTERLEIN, JR. Charles H. Vetterlein, Jr.	Director	March 14, 2008

/s/ JAMES L. ZECH James L. Zech	Director	March 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion from Mutual to Stock Organization of Educators Mutual Life Insurance Company adopted March 17, 2005, as amended June 9, 2005. (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

2.2	Agreement and Plan of Reorganization dated March 17, 2005, between and among Educators Mutual Life Insurance Company, Eastern Insurance Holdings, Inc., and Eastern Holding Company, Ltd. (Incorporated by reference from Exhibit 2.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-131215 on Form S-4)

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

4.1	Form of Stock Certificate of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 4.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.1	Transition Agreement, dated March 4, 2005, between Educators Insurance Company and Alex T. Schneebacher (Incorporated by reference from Exhibit 10.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.2	Employee Stock Ownership Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.3	Stock Compensation Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.3 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.4	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Bruce M. Eckert (Incorporated by reference from Exhibit 10.4 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.5	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Michael L. Boguski (Incorporated by reference from Exhibit 10.5 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.6	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Kevin M. Shook (Incorporated by reference from Exhibit 10.6 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.7	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Robert A. Gilpin (Incorporated by reference from Exhibit 10.7 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.8	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Suzanne M. Emmet (Incorporated by reference from Exhibit 10.8 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.9	Coinsurance Agreement, effective October 1, 2003, between Educators Mutual Life Insurance Company and London Life Reinsurance Company (Incorporated by reference from Exhibit 10.10 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.10	Agreement of Sale for IBSi (Incorporated by reference from Exhibit 10.26 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.11	Officer Retention Agreement dated March 4, 2005, between M. Christine Gimber and Educators Mutual Life Insurance Company (Incorporated by reference from Exhibit 10.27 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

10.13	Loan Agreement, effective December 17, 2007, between Eastern Insurance Holdings, Inc. and Fulton Bank (filed herewith as Exhibit 10.13)

Exhibit Number	Description
14.1	Eastern Insurance Holdings, Inc. Code of Conduct and Ethics (Incorporated by reference from Exhibit 14 to EIHI’s Current Report on Form 8-K filed on February 14, 2008.

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

23.1	Consent of PricewaterhouseCoopers LLP, dated March 14, 2008 (filed herewith as Exhibit 23.1)

23.2	Consent of Beard Miller Company LLP, dated March 14, 2008 (filed herewith as Exhibit 23.2)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Eastern Insurance Holdings, Inc. and Subsidiaries

Lancaster, Pennsylvania

We have audited the consolidated financial statements of Eastern Insurance Holdings, Inc. and subsidiaries (formerly Educators Mutual Life Insurance Company) (the Company) for the year ended December 31, 2005 and have issued our report thereon dated March 24, 2006; such report is included elsewhere in the Form 10-K. We have also audited the 2005 consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Harrisburg, Pennsylvania

March 24, 2006

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2007

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$20,658	$21,561	$21,561
States, municipalities and political subdivisions	51,884	53,012	53,012
Public utilities	4,788	4,830	4,830
Convertibles and bonds with warrants attached	14,232	15,478	15,478
All other corporate bonds	124,709	126,382	126,382

Total fixed maturities	216,271	221,263	221,263

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	19,578	20,541	20,541

Total equity securities	19,578	20,541	20,541

Other long-term investments	10,386	11,317	11,317

Total investments	$246,235	$253,121	$253,121

See accompanying report of independent registered public accounting firm.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information Of Parent Company

Condensed Balance Sheets

December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
ASSETS
Investment in common stock of subsidiaries (equity method)	$154,345	$141,590
Cash and cash equivalents	10,049	19,589
Intangible assets	6,372	8,110
Goodwill	7,992	5,140
Federal income taxes recoverable	323	—
Other assets	939	515

Total assets	$180,020	$174,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$254	$207
Deferred tax liability, net	1,373	110
Federal income taxes payable	—	97
Due to subsidiaries, net	562	786

Total liabilities	2,189	1,200

Equity:
Series A preferred stock, par value $0; authorized shares—5,000,000; no shares issued and outstanding	—	—
Common stock, par value $0, authorized shares—20,000,000; issued—11,597,723 and 11,351,048, respectively; outstanding—10,580,858 and 11,351,048, respectively	—	—
Unearned ESOP compensation	(6,354)	(7,101)
Additional paid-in capital	110,166	108,502
Treasury stock, at cost (1,106,865 shares)	(15,589)	—
Accumulated other comprehensive income:
Unrealized gains in investments, net of taxes	2,714	2,437
Unrecognized benefit plan gains, net of taxes	531	423
Retained Earnings	86,363	69,483

Total stockholders’ equity	177,831	173,744

Total liabilities and stockholders’ equity	$180,020	$174,944

See accompanying report of independent registered public accounting firm.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information Of Parent Company

Condensed Statement of Earnings

For the Year Ended December 31, 2007 and the Period from June 17, 2006 to December 31, 2006

(In thousands)

	2007	2006
Revenue
Investment income, net of expenses	$1,320	$720
Net realized investment gains	233	—

Total revenue	1,553	720

Expenses:
Other expenses	4,898	1,412
Amortization of intangibles	1,738	1,088

Total expenses	6,636	2,500

Loss before income tax expense	(5,083)	(1,780)
Income tax (benefit) expense	(2,016)	227

Loss before equity in income of subsidiaries	(3,067)	(2,007)
Equity in income of subsidiaries	21,750	10,285

Net income	$18,683	$8,278

See accompanying report of independent registered public accounting firm.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information Of Parent Company

Condensed Statements of Cash Flows

For the Years ended December 31, 2007 and 2006

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$18,683	$8,278
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(21,750)	(10,285)
Dividends from subsidiaries	10,000	—
Stock compensation	2,410	525
Intangible asset amortization	1,738	1,088
Deferred income tax provision	(1,076)	130
Other	(1,748)	(1,731)

Net cash used in operating activities	8,257	(1,995)

Cash flows from investing activities:
Acquisition of EHC	—	(38,496)
Capital contributions to subsidiaries	—	(4,130)
Dividend from ELH	—	2,100
Other	—	(12)

Net cash provided by (used in) investing activities	—	(40,538)

Cash flows from financing activities:
Proceeds from initial public offering, net of expenses	—	62,122
Repurchase of common stock	(15,589)	—
Shareholder dividends	(2,208)	—

Net cash (used in) provided by financing activities	(17,797)	62,122

Net (decrease) increase in cash and cash equivalents	(9,540)	19,589
Cash and cash equivalents at beginning of period	19,589	—

Cash and cash equivalents at end of period	$10,049	$19,589

Cash (received) paid during the year for:
Interest	$—	$—
Income taxes	$(129)	$—

See accompanying report of independent registered public accounting firm.

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule III—Supplementary Schedule Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue
December 31, 2007
Workers’ compensation insurance	$1,924	$46,485	$24,707	$—	$56,319
Group benefits insurance	—	35,282	83	—	35,863
Specialty reinsurance	2,196	24,937	7,320	—	14,452
Segregated portfolio cell reinsurance	2,137	23,084	7,716	—	22,861
Corporate and other	—	—	—	—	—

Total	$6,257	$129,788	$39,826	$—	$129,495

December 31, 2006
Workers’ compensation insurance	$1,232	$44,958	$21,336	$—	$24,148
Group benefits insurance	—	37,584	80	—	33,451
Specialty reinsurance	1,773	23,879	6,854	—	5,514
Segregated portfolio cell reinsurance	1,496	19,801	6,330	—	11,806
Corporate and other	—	245	—	—	—

Total	$4,501	$126,467	$34,600	$—	$74,919

December 31, 2005
Group benefits insurance	$—	$43,880	$95	$—	$38,702
Corporate and other	—	256	—	—	—

Total	$—	$44,136	$95	$	$38,702

	Column G	Column H	Column I	Column J	Column K
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DPAC	Other Operating Expenses	Premiums Written
December 31, 2007
Workers’ compensation insurance	$4,758	$25,614	$1,754	$9,041	$58,489
Group benefits insurance	3,238	23,253	—	10,629	35,864
Specialty reinsurance	1,559	13,050	2,311	2,268	14,069
Segregated portfolio cell reinsurance	1,284	11,671	1,968	5,428	23,467
Corporate and other	1,589	—	—	7,196	—

Total	$12,428	$73,588	$6,033	$34,562	$131,889

December 31, 2006
Workers’ compensation insurance	$2,225	$15,162	$707	$2,977	$22,101
Group benefits insurance	3,669	20,600	—	11,408	33,428
Specialty reinsurance	1,032	6,292	1,266	(66)	5,775
Segregated portfolio cell reinsurance	588	5,892	830	2,022	6,225
Corporate and other	1,478	(33)	—	3,575	—

Total	$8,992	$47,913	$2,803	$19,916	$67,529

December 31, 2005
Group benefits insurance	$3,546	$27,132	$—	$12,399	$38,700
Corporate and other	269	(42)	—	2,727	—

Total	$3,815	$27,090	$—	$15,126	$38,700

See accompanying report of independent registered public accounting firm.

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule IV—Reinsurance

For the years ended December 31, 2007, 2006 and 2005

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums Earned
For the year ended December 31, 2007
Life insurance in force	$1,782,647	$87,476	$—	$1,695,171	0.0%

Premiums:
Life insurance	$6,014	$289	$—	$5,725	0.0%
Accident and health insurance	$32,502	$2,364	$—	$30,138	0.0%
Property and liability insurance	$61,242	$10,500	$42,890	$93,632	42.7%
For the year ended December 31, 2006
Life insurance in force	$1,676,349	$76,194	$—	$1,600,155	0.0%

Premiums:
Life insurance	$5,852	$248	$—	$5,604	0.0%
Accident and health insurance	$30,076	$2,230	$—	$27,846	0.0%
Property and liability insurance	$22,442	$4,223	$23,250	$41,469	46.4%
For the year ended December 31, 2005
Life insurance in force	$1,800,055	$76,172	$—	$1,723,833	0.0%

Premiums:
Life insurance	$6,342	$277	$—	$6,065	0.0%
Accident and health insurance	$34,654	$2,017	$—	$32,637	0.0%

See accompanying report of independent registered public accounting firm.

Eastern Insurance Holdings, Inc.

Schedule VI—Supplemental Information

For the year ended December 31, 2007

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adj. Expenses	Discount if any Deducted in Column C	Unearned Premiums	Net Earned Premiums	Net Investment Income
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2007	$6,257	$94,506	$3,474	$39,743	$93,632	$7,601
Year ended December 31, 2006	$4,501	$88,637	$3,308	$34,520	$41,468	$3,845

	Column H Losses and LAE Incurred		Column I	Column J	Column K
	Current Period	Prior Year	Amortization of DPAC	Paid Losses and Adjustment Expenses	Net Written Premiums
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2007	$55,562	$(5,228)	$6,033	$44,840	$96,025
Year ended December 31, 2006	$30,079	$(2,733)	$2,541	$19,063	$34,101

See accompanying report of independent registered public accounting firm.