Form 10-K/A
period 2007-12-31
Eastern Insurance Holdings, Inc.
filed 2008-03-28
CIK 1321268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2008 Annual Meeting of Stockholders—Part III.

Explanatory Note

The Registrant is filing this Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 2007 to include certain information that was inadvertently deleted from the document during the drafting process at the Registrant’s financial printer. The omitted information is included in Item 7 on page 49 under “Group Benefits Insurance” beginning with the subheading “Premiums” and ending with the subheading “Losses and Loss Adjustment Expenses – Dental”.

Except as described above, the Registrant has made no other changes.

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

Premiums

The increase in net premiums earned reflects an increase in new business sales and a higher renewal retention rate. New business sales totaled $9.1 million in 2007, compared to $3.6 million in 2006. The renewal retention rate increased from 74.4% in 2006 to 80.8% in 2007. The improvement in the retention rate primarily reflects the increased focus on customer retention by the underwriting department.

Net premiums earned, by line of business, for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Dental	$21,819	$19,482
Short-term disability	6,627	6,459
Long-term disability	1,691	1,906
Term life	5,726	5,604

Total	$35,863	$33,451

Net Investment Income

The decrease in net investment income primarily reflects a decline in other long-term investments and an increase in investment management expenses. Other long-term investments declined $193,000, primarily reflecting the sale of a limited partnership interest. Investment management expenses increased $239,000 from 2006 to 2007 primarily reflecting fees paid related to the performance of the group benefits insurance segment’s convertible bond portfolio.

The average yield on the fixed income portfolio was 5.60% as of December 31, 2007, compared to 5.61% as of December 31, 2006.

Net Realized Investment Gains

Net realized investment gains in 2007 includes a gain on the sale of the aforementioned limited partnership interest totaling $344,000, while net realized investment gains in 2006 includes a gain on the sale of an equity security of $716,000.

Losses and Loss Adjustment Expenses

The increase in losses and loss adjustment expenses primarily reflects the increase in net premiums earned and an increase in the loss ratio from 61.6% in 2006 to 64.8% in 2007. The calendar period loss ratios, by line of business, for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Dental	69.0%	63.4%
Short-term disability	69.3%	75.1%
Long-term disability	22.5%	23.4%
Term life	52.5%	52.0%
Total group benefits	64.8%	61.6%

Dental

The increase in the dental loss ratio primarily reflects the impact of claim cost inflation, which was 5.6% from 2006 to 2007. The accident period loss ratio increased from 66.2% in 2006 to 70.8% in 2007. In addition to claim cost inflation, the accident period loss ratio was impacted by the increase in new dental business, which generally has a higher loss ratio in the first year or two after the initial sale. In addition, the impact of favorable loss reserve development on the calendar period loss ratio decreased from $533,000, or 2.7 percentage points, in 2006 to $340,000, or 1.6 percentage points, in 2007.

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