Form 10-Q
period 2008-03-31
Eastern Insurance Holdings, Inc.
filed 2008-05-08
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2008,

or

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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 7, 2008
COMMON STOCK (No par Value)	9,615,827
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31 2008	December 31 2007
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $193,810; $202,039)	$200,058	$205,785
Convertible bonds, at estimated fair value (amortized cost, $13,283; $14,232)	13,936	15,478
Equity securities, at estimated fair value (cost, $25,400; $19,578)	24,432	20,541
Other long-term investments, at estimated fair value (cost, $11,359; $10,386)	12,363	11,317

Total investments	250,789	253,121

Cash and cash equivalents	41,548	45,940
Accrued investment income	2,275	2,290
Premiums receivable (net of allowance, $559; $558)	35,397	26,846
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	27,971	26,303
Deferred acquisition costs	7,458	6,257
Deferred income taxes, net	2,209	1,229
Federal income taxes recoverable	—	846
Intangible assets	6,044	6,372
Goodwill	7,992	7,992
Other assets	9,634	8,322

Total assets	$391,317	$385,518

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$132,961	$129,788
Unearned premium reserves	50,636	39,826
Advance premium	1,582	1,380
Accounts payable and accrued expenses	7,490	8,422
Ceded reinsurance balances payable	8,196	6,762
Benefit plan liabilities	328	334
Segregated portfolio cell dividend payable	13,775	13,168
Federal income taxes payable	810	—
Junior subordinated debentures	8,007	8,007

Total liabilities	$223,785	$207,687

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,597,723; outstanding – 9,841,645 and 10,580,858, respectively	—	—
Unearned ESOP compensation	(6,167)	(6,354)
Additional paid in capital	110,614	110,166
Treasury stock, at cost (1,756,078 and 1,016,865 shares, respectively)	(27,703)	(15,589)
Retained earnings	88,213	86,363
Accumulated other comprehensive income, net	2,575	3,245

Total shareholders’ equity	167,532	177,831

Total liabilities and shareholders’ equity	$391,317	$385,518

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2008	2007
REVENUE
Net premiums earned	$33,003	$29,129
Net investment income	2,614	2,980
Net realized investment (losses) gains	(293)	724
Other revenue	216	182

Total revenue	35,540	33,015

EXPENSES
Losses and loss adjustment expenses incurred	19,715	17,940
Acquisition and other underwriting expenses	4,920	3,349
Other expenses	6,063	5,456
Amortization of intangibles	328	435
Policyholder dividend expense	(63)	101
Segregated portfolio dividend expense	934	722

Total expenses	31,897	28,003

Income before income taxes	3,643	5,012
Income tax expense	1,069	1,861

Net income	$2,574	$3,151

Other comprehensive (loss) income
Unrealized holding (losses) gains arising during period, net of tax of $(278) and $218	(517)	405
Amortization of unrecognized benefit plan amounts, net of tax of $2 and $3	4	5
Less: Reclassification adjustment for gains included in net income, net of tax of $84 and $214	157	397

Other comprehensive (loss) income	(670)	13

Comprehensive income	$1,904	$3,164

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Earnings per share (See Note 4):
Net income	$2,574	$3,151
Basic earnings per share	$0.27	$0.30
Diluted earnings per share	$0.26	$0.29

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2008 and 2007

(Unaudited, in thousands, except share data)

	Outstanding Shares		Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
	Series A Preferred Stock	Common Capital Stock
Balance, January 1, 2008	—	10,580,858	$—	$(6,354)	$110,166	$(15,589)	$86,363	$3,245	$177,831
ESOP shares released	—	—	—	187	102	—	—	—	289
Stock compensation expense	—	—	—	—	314	—	—	—	314
Excess tax benefit from vested restricted stock	—	—	—	—	32	—	—	—	32
Repurchase of common stock	—	(739,213)	—	—	—	(12,114)	—	—	(12,114)
Shareholder dividend	—	—	—	—	—	—	(724)	—	(724)
Net income	—	—	—	—	—	—	2,574	—	2,574
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(670)	(670)

Balance, March 31, 2008	—	9,841,645	$—	$(6,167)	$110,614	$(27,703)	$88,213	$2,575	$167,532

	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2007	—	11,351,048	$—	$(7,101)	$108,502	$—	$69,483	$2,860	$173,744
Adoption of SFAS 155	—	—	—	—	—	—	405	(405)	—
ESOP shares released	—	—	—	184	88	—	—	—	272
Issuance of stock awards	—	246,675	—	—	300	—	—	—	300
Repurchase of common stock	—	(66,413)	—	—	—	(961)	—	—	(961)
Net income	—	—	—	—	—	—	3,151	—	3,151
Other comprehensive income, net of tax	—	—	—	—	—	—	—	13	13

Balance, March 31, 2007	—	11,531,310	$—	$(6,917)	$108,890	$(961)	$73,039	$2,468	$176,519

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited, in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$2,574	$3,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	104
Amortization of bond premium/discount	152	246
Net realized investment losses (gains)	293	(724)
Equity in (income) loss of limited partnerships	(49)	33
Deferred tax benefit	(619)	(1,102)
Stock compensation	603	572
Intangible asset amortization	328	435
Changes in assets and liabilities:
Accrued investment income	15	(140)
Premiums receivable	(8,551)	(11,681)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(1,668)	(470)
Deferred acquisition costs	(1,201)	(2,807)
Other assets	(1,004)	(1,052)
Reserves for unpaid losses and loss adjustment expenses	3,173	839
Unearned and advance premium	11,012	15,267
Ceded reinsurance balances payable	1,434	1,680
Accounts payable and accrued expenses	(932)	(279)
Segregated portfolio cell dividend payable	678	956
Benefit plan liabilities	(12)	(19)
Federal income taxes recoverable/payable	1,656	873

Net cash provided by operating activities	7,979	5,882

Cash flows from investing activities:
Purchase of fixed income securities	(7,219)	(36,578)
Purchase of equity securities	(6,863)	(1,702)
Purchase of other long-term investments	(1,000)	(1,400)
Proceeds from sale of fixed income securities	5,367	22,828
Proceeds from maturities/calls of fixed income securities	9,493	4,486
Proceeds from sale of equity securities	1,060	3,349
Proceeds from sale of other long-term investments	—	1,782
Change in unsettled investment purchases and sales	146	888
Principal payments received on mortgage loans	2	3
Purchase of equipment, net	(551)	(85)

Net cash provided by (used in) investing activities	435	(6,429)

Cash flows from financing activities:
Repurchase of common stock	(12,114)	(961)
Shareholder dividend	(724)	—
Excess tax benefit from vested restricted stock	32	—

Net cash used in financing activities	(12,806)	(961)

Net decrease in cash and cash equivalents	(4,392)	(1,508)
Cash and cash equivalents, beginning of period	45,940	50,703

Cash and cash equivalents, end of period	$41,548	$49,195

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$2,000
Cash paid for interest	$152	$152

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation and group benefits insurance products and reinsurance products through its direct and indirect wholly-owned subsidiaries, Eastern Holding Company, Ltd. (“EHC”), Eastern Services Corporation (“Eastern Services”), Global Alliance Holdings, Ltd. (“Global Alliance”), Global Alliance Statutory Trust I (“Trust I”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Eastern Re Ltd., S.P.C. (“Eastern Re”), Eastern Life and Health Insurance Company (“ELH”), and Employers Alliance, Inc. (“Employers Alliance”), collectively referred to as the Company.

The Company operates in five segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance, and corporate/other. See Note 9 for a description of each segment.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 14, 2008.

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

Investments

Fixed Income Securities

The Company’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. Fixed income securities include publicly traded and private placement bonds. The estimated fair value of publicly traded bonds is determined based on quoted market prices or, in the absence of quoted market prices, dealer quotes or matrix pricing, all of which are based on observable market-based inputs when available. Adverse credit market conditions during the second half of 2007 caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers. The estimated fair value of private placement bonds is determined using valuation models, taking into consideration the securities’ coupon rate, maturity date, and other pertinent features.

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. The Company monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. The Company performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. When a security is determined to be other-than- temporarily impaired, the Company reduces the book value of the security to the current estimated fair value at the balance sheet date and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Convertible Bond Securities

The Company adopted Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”, on January 1, 2007. Under SFAS 155, the change in fair value of the Company’s convertible bond securities, which meet the definition of a hybrid financial instrument under SFAS 155, is reported as a realized gain or loss in the consolidated statement of operations and comprehensive income (loss). The adoption of SFAS 155 was reported as a cumulative effect adjustment to shareholders’ equity, as of January 1, 2007, and resulted in a reclassification between retained earnings and accumulated other comprehensive income of $405. The carrying value of the Company’s convertible bond securities did not change as a result of adopting SFAS 155.

Equity Securities

The Company’s investments in equity securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. The estimated fair value of equity securities is determined based on quoted market prices or independent broker.

Realized gains or losses are based on cost and are computed using the specific identification method. The Company monitors its equity securities for unrealized losses that appear to be other-than-temporary. The Company performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. When a security is determined to be other-than-temporarily impaired, the Company reduces the cost of the security to the current estimated fair value at the balance sheet date and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Other Long-Term Investments

Other long-term investments consist primarily of investments in limited partnerships. Investments in limited partnerships are reported in the consolidated financial statements using the equity method. Changes in the value of the Company’s proportionate share of its limited partnership investments are included in net investment income in the consolidated statements of operations and comprehensive income (loss). The Company reports changes in the value of its limited partnership investments on a month lag (quarter lag for one investment) as a result of the timing of statements being received from the limited partnership.

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of March 31, 2008 and December 31, 2007 and included in net premiums earned, totaled $1,500.

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

Losses and Loss Adjustment Expenses

A liability is established for the estimated unpaid losses and loss adjustment expenses (“LAE”) of the Company’s workers’ compensation insurance segment under the terms of, and with respect to, its policies and agreements and includes amounts determined on the basis of claims adjusters’ evaluations and an amount based on past experience for losses incurred but not reported (“IBNR”).

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of 3%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $3,428 and $3,474 as of March 31, 2008 and December 31, 2007, respectively.

A liability is established for the estimated unpaid losses and LAE of the Company’s group benefits insurance segment as follows:

•

The liability for reported but unpaid long-term disability claims is calculated using the 1987 Commissioners Group Disability Table. The long-term disability reserves are discounted based on the expected rate of return of ELH’s fixed income portfolio in the year that the claim was incurred. The discount rate for claims incurred in 2008 and 2007 is 3.85% and 5.25%, respectively. The liability for IBNR claims is estimated on a policy-by-policy basis, taking into consideration average monthly premium, policy elimination periods, and an expected loss ratio.

•

The liability for reported but unpaid and IBNR dental and short-term disability claims is estimated using statistical claim development models, taking into consideration historical claim severity and frequency patterns and changes in benefit structures that may impact the amount at which claims are ultimately settled. For the most recent incurral months, which usually consist of the last three months, the liability is estimated by applying an expected loss ratio to net premiums earned, less claim payments through the balance sheet date.

•

The liability for reported but unpaid term life claims represent those claims reported to the Company as of the balance sheet date for which payment has not yet been made. Term life IBNR claims are estimated based on historical patterns of claims incurred as a percent of in-force premium as of the balance sheet date.

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

A liability is established for the estimated unpaid losses and LAE of the Company’s specialty reinsurance segment based on information provided by the ceding company. Premiums and reported claims data provided by the ceding company is utilized by management to estimate the ultimate losses and LAE, including an amount for IBNR claims.

The methods used to estimate the reserve for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserve for unpaid losses and LAE is adequate as of March 31, 2008. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of March 31, 2008, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Policy Acquisition Costs

Policy acquisition costs consist primarily of commissions and premium taxes that vary with and are primarily related to the production of premium. Acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and LAE that are expected to be incurred based upon historical and current experience. Anticipated investment income is considered in determining recoverability.

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $1,795 and $1,887 for the three months ended March 31, 2008 and 2007, respectively.

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

Eastern Alliance, Allied Eastern, Eastern Advantage and ELH are generally not subject to state income taxes; rather, they are subject to state premium tax in the jurisdictions in which they write business. Employers Alliance and Eastern Services are subject to Pennsylvania state income tax.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax subsequent to June 16, 2006, as a result of the redomestication of EHC.

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during the three months ended March 31, 2008 and 2007.

The Company’s federal income tax returns for tax years subsequent to December 31, 2003 are subject to examination by the Internal Revenue Service.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of March 31, 2008 and December 31, 2007, the Company accrued dividends payable of $808 and $989, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Assessments

The Company is subject to state guaranty fund assessments in the Commonwealth of Pennsylvania, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department (the “Insurance Department”) to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. As of March 31, 2008 and December 31, 2007, the Company accrued $388 and $0 related to the Security Fund assessment.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three months ended March 31, 2008 and 2007 were as follows (unaudited, in thousands, except share data):

	As of and for the Three Months Ended March 31, 2008	As of and for the Three Months Ended March 31, 2007
Suspense shares	635,375	710,125
Allocated shares	112,125	37,375
Shares committed to be released	18,636	18,432
Average price per share	$15.50	$14.77
Stock compensation expense	$289	$272

As of March 31, 2008 and 2007, the estimated fair value of unearned ESOP shares were $9,848 and $10,489, respectively.

Recent Accounting Pronouncements

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to elect to measure certain financial instruments at fair value with changes in fair value being reported in earnings. SFAS 159 can be applied on an instrument-by-instrument basis and is effective for all eligible financial instruments as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Retrospective application to prior years’ financial statements is not permitted. For eligible financial instruments existing at the effective date, and for which an entity elects the fair value option, the first remeasurement to fair value must be recorded as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS 159 effective January 1, 2008; however, no election was made to measure the Company’s financial instruments at fair value. The adoption of SFAS 159 had no effect on the Company’s consolidated financial condition and results of operations.

SFAS 141R

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”), which revises the accounting for business combination transactions previously accounted for under SFAS No. 141, “Business Combinations” (“SFAS 141”), and broadens the scope of transactions which should be accounted for under this standard. SFAS 141R retains the fundamental requirements of SFAS 141 in that the acquisition method of accounting is still used, and an acquirer must be identified in all business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity is prohibited from applying SFAS 141R prior to that date. The Company is currently in the process of evaluating the impact of SFAS 141R.

SFAS 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that the ownership interests and the net income of the non-controlling interest be equally identified from that of the parent on the face of the financial statements. SFAS 160 also provides consistent accounting principles for changes in a parent controlling ownership interest in a subsidiary, and that any retained non-controlling financial interests in a deconsolidated subsidiary be measured initially at fair value. SFAS 160 applies to fiscal years beginning on or after December 15, 2008, and is applied prospectively, except for presentation and disclosure requirements, which are applied retrospectively for all periods presented. The Company is currently in the process of evaluating the impact of SFAS 160.

3. Intangible Assets

The acquisition of EHC resulted in the identification of certain intangible assets, totaling $9,197. As of March 31, 2008 and December 31, 2007, intangible assets consisted of the following (unaudited, in thousands):

	March 31, 2008		December 31, 2007
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$1,750	$506	$1,750	$447
Renewal rights (15 year amortization period)	6,397	2,647	6,397	2,378

	$8,147	$3,153	$8,147	$2,825

Intangible Assets with Indefinite Life
State insurance licenses	1,050	—	1,050	—

Total intangible assets	$9,197	$3,153	$9,197	$2,825

Amortization expense totaled $328 and $435 for the three months ended March 31, 2008 and 2007, respectively.

4. Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended March 31, 2008 and 2007, stock warrants of 306,099 and restricted stock awards of 40,123 and 11,049, respectively, have been included as dilutive potential common shares outstanding. For the three months ended March 31, 2008 and 2007, there were 836,816 and 848,390 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three months ended March 31, 2008 and 2007 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Consolidated net income	$2,574	$3,151
Basic shares outstanding	9,426,830	10,641,044
Diluted shares outstanding	9,773,052	10,958,192
Basic earnings per share	$0.27	$0.30
Diluted earnings per share	$0.26	$0.29
Cash dividends per share	$0.07	—

5. Share Repurchase

During 2007, the Company’s Board of Directors authorized the repurchase of up to 2,046,500 shares of the Company’s issued and outstanding shares of common stock. The share repurchases are held as treasury stock and are available for issuance in connection with the Company’s 2006 Stock Incentive Plan. On March 24, 2008, the Company received approval from the Insurance Department to repurchase up to $10 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. The Company repurchased 739,213 and 66,413 shares, at a cost of $12,114 and $961, for the three months ended March 31, 2008 and 2007, respectively. The Company purchased an additional 225,818 shares, at a cost of $3,531, through May 7, 2008.

6. Fair Value Measurements

The Company adopted SFAS 157, “Fair Value Measurements” effective January 1, 2008. SFAS 157 clarifies the definition of fair value for purposes of financial reporting, specifies the methods to be used to measure fair value, and requires expanded disclosures related to fair value and financial instruments measured at fair value. The adoption of SFAS 157 had no impact on the Company’s consolidated financial condition or results of operation.

On February 12, 2008, SFAS 157 was amended by FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities which are measured at fair value on a nonrecurring basis. Non-financial assets and non-financial liabilities which are measured at fair value on a recurring basis (i.e. at least annually) are not subject to this deferral. This deferral is effective until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At that time, provisions of SFAS 157 will apply to non-financial assets and non-financial liabilities which are measured at fair value on a non-recurring basis.

As of March 31, 2008, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis. The Company is currently evaluating the impact of measuring non-financial assets and non-financial liabilities on a non-recurring basis.

SFAS 157 requires assets and liabilities measured at fair value on a recurring basis to be segregated between those assets and liabilities that are valued based on quoted prices (unadjusted) in active markets for identical assets or liabilities, which the reporting entity can access at the measurement date (Level 1), direct or indirect observable inputs other than Level 1 quoted prices (Level 2), or unobservable inputs to the extent that observable inputs are not available (Level 3).

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of March 31, 2008:

Level 1 – Represents financial assets whose fair value is determined based upon observable unadjusted quoted market prices for identical financial assets in active markets that the Company has the ability to access. An example of a Level 1 input utilized to measure fair value includes the closing price of one share of common stock on an active exchange market. The Company considers U.S. Treasuries and equity securities as Level 1 assets.

Level 2 – Represents financial assets whose fair value is determined based upon: quoted market prices for similar assets in active markets; quoted market prices for identical assets in inactive markets; inputs other than quoted market prices that are observable for the asset such as interest rates or yield curves; or other inputs derived principally from or corroborated from other observable market information. An example of a Level 2 input utilized to measure fair value, specifically for the Company’s fixed income portfolio, is “matrix pricing.” “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed income securities where obtaining individual quoted market prices is impractical. The Company considers U.S. Government agencies, municipal bonds, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, corporate bonds, and convertible bonds as Level 2 assets.

Level 3 – Represents financial assets whose fair value is determined based upon inputs that are unobservable, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset. The Company considers its limited partnership investments as Level 3 assets.

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of March 31, 2008, excluding the segregated portfolio cell segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	3/31/08	Level 1	Level 2	Level 3
Fixed income securities – available for sale	$177,905	$8,106	$169,799	$—
Convertible bonds	14,481	—	14,481	—
Equity securities – available for sale	20,020	20,020	—	—

Total	$212,406	$28,126	$184,280	$—

The Level 2 fixed income securities in the above table include cash equivalents of $3,796 and the Level 2 convertible bonds include cash equivalents of $545.

The Company’s investments in fixed income securities, convertible bonds, and equity securities are valued through the use of a nationally recognized pricing service. Where independent pricing services provide fair values, the Company has obtained an understanding of the methods, models and inputs used in pricing, and has controls in place to validate that amounts provided represent current exit values. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

Other long-term investments include the Company’s interest in various limited partnerships, including a low volatility multi-strategy fund of funds, two natural resource limited partnerships, a municipal bond based limited partnership, an open-ended investment fund and a real estate limited partnership. The Company records its investment in the limited partnerships using the equity method. Changes in the Company’s investments are based on statements received directly from the limited partnership and/or the limited partnership’s administrator. The estimated fair values of the underlying investments in the limited partnerships may be based on Level 1, Level 2, or Level 3 inputs, or a combination thereof.

As of March 31, 2008 and December 31, 2007, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (unaudited, in thousands):

	3/31/08	12/31/07
Multi-strategy fund of funds	$5,749	$5,809
Natural resources	3,713	3,312
Municipal bond arbitrage	2,220	1,484
Open-ended investment fund	597	622
Real estate	70	73

Total	$12,349	$11,300

The activity in the Company’s limited partnership investments for the three months ended March 31, 2008 and 2007 was as follows (unaudited, in thousands):

	3/31/08	3/31/07
Balance, beginning of period	$11,300	$11,572
Contributions	1,000	—
Withdrawals	—	(1,531)
Unrealized change in interest	49	202

Balance, end of period	$12,349	$10,243

The change in interest in the Company’s limited partnership investments is included in net investment income in the consolidated statements of operations and comprehensive income.

7. Other Long-Term Investments

The Company reports the change in equity interest in its investment in the municipal bond arbitrage limited partnership on a quarter lag as a result of the timing of quarterly statements received from the limited partnership. The estimated fair value of $2,220 reported in the Company’s consolidated balance sheet as of March 31, 2008 reflects the Company’s investment in the limited partnership as of December 31, 2007. During the first quarter of 2008, the limited partnership experienced a significant decline in value as a result of the municipal bond market conditions. The estimated fair value of the Company’s investment in the limited partnership was $1,649 as of March 31, 2008, which reflects the estimated fair value that will be reported in the Company’s consolidated balance sheet as of June 30, 2008. As a result of the decline in the limited partnership’s estimated fair value, the Company will report a pre-tax loss of approximately $571 in the quarter ended June 30, 2008. This loss will be reported as a reduction to net investment income.

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three months ended March 31, 2008 and 2007 (unaudited, in thousands):

	2008	2007
Balance, beginning of period	$125,249	$121,396
Reinsurance recoverables on unpaid losses and LAE	23,429	24,236

Net balance, beginning of period	101,820	97,160
Incurred related to:
Current year	21,841	19,974
Prior year	(1,791)	(1,892)

Total incurred before purchase accounting adjustments	20,050	18,082
Purchase accounting adjustments	(155)	(269)

Total incurred	19,895	17,813
Paid related to:
Current year	4,560	5,076
Prior year	13,475	12,409

Total paid	18,035	17,485

Net balance, end of period	103,680	97,488
Reinsurance recoverables on unpaid losses and LAE	24,960	24,794

Balance, end of period	$128,640	$122,282

Total reserves for unpaid for losses and LAE	$132,961	$127,306
Less: Term life premium waiver reserves	4,277	4,966
Less: Other	44	58

Balance, end of period	$128,640	$122,282

Incurred losses by segment were as follows for the three months ended March 31, 2008 and 2007, respectively (unaudited, in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$9,088	$3,729	$7,499	$1,988	$22,304
Current period discount	(328)	(135)	—	—	(463)
Prior year, gross of discount	(1,500)	(615)	(886)	653	(2,348)
Accretion of prior period discount	395	162	—	—	557

Total incurred before purchase accounting adjustments	7,655	3,141	6,613	2,641	20,050
Purchase accounting adjustments	(137)	(26)	—	8	(155)

Total incurred	$7,518	$3,115	$6,613	$2,649	$19,895

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$7,874	$3,620	$6,857	$2,102	$20,453
Current period discount	(328)	(151)	—	—	(479)
Prior year, gross of discount	(1,048)	(482)	(1,421)	231	(2,720)
Accretion of prior period discount	567	261	—	—	828

Total incurred before purchase accounting adjustments	7,065	3,248	5,436	2,333	18,082
Purchase accounting adjustments	(242)	(40)	—	13	(269)

Total incurred	$6,823	$3,208	$5,436	$2,346	$17,813

The Company’s results of operations include favorable development on prior year reserves of $1,791 and $1,892 for the three months ended March 31, 2008 and 2007, respectively. The favorable development for the three months ended March 31, 2008 primarily reflects significant claim settlements related to accident years 2007, 2006, 2005, and 2004 in the workers’ compensation and segregated portfolio cell reinsurance segments at amounts less than previously established case and IBNR reserves and favorable claim results on prior accident periods in the dental and short-term disability lines, offset by unfavorable development in the specialty reinsurance segment. The unfavorable development in the specialty reinsurance segment reflects an increase in reported claims from the ceding company.

9. Segment Information

The Company’s current operations are organized into the five following business segments.

Workers’ Compensation Insurance

The Company offers workers’ compensation insurance coverage to employers, primarily in Pennsylvania, Maryland and Delaware. The Company offers a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, specialty reinsurance, and corporate/other segments totaling approximately $1,694 and $1,887 for the three months ended March 31, 2008 and 2007, respectively.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, and term life insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. Net premiums earned, by product, for the three months ended March 31, 2008 and 2007 were as follows (unaudited in thousands):

	2008	2007
Dental	$5,649	$5,162
Short-term disability	1,681	1,635
Long-term disability	441	417
Term life	1,461	1,410

Total	$9,232	$8,624

Specialty Reinsurance

The Company assumes business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provides coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provides commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program, for the three months ended March 31, 2008 and 2007 were as follows (unaudited in thousands):

	2008	2007
EnviroGuard	$2,562	$2,715
EIA	932	1,064
Other	6	—
Purchase accounting	—	(651)

Total	$3,500	$3,128

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

The following table represents the segment results for the three months ended March 31, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$14,767	$5,504	$9,232	$3,500	$—	$33,003
Net investment income	912	293	859	323	227	2,614
Net realized investment (losses) gains	(111)	48	(351)	120	1	(293)
Other revenue	—	—	—	303	(87)	216

Total revenue	15,568	5,845	9,740	4,246	141	35,540

Expenses:
Loss and LAE incurred	7,518	3,115	6,433	2,649	—	19,715
Acquisition and other underwriting expenses	1,201	1,709	1,489	1,049	(528)	4,920
Other expenses	2,579	13	1,452	147	1,872	6,063
Amortization of intangibles	—	—	—	—	328	328
Policyholder dividend expense	(63)	—	—	—	—	(63)
Segregated portfolio dividend expense	—	1,008	—	—	(74)	934

Total expenses	11,235	5,845	9,374	3,845	1,598	31,897

Income (loss) before income taxes	4,333	—	366	401	(1,457)	3,643
Income tax expense (benefit)	1,339	—	54	143	(467)	1,069

Net income (loss)	$2,994	$—	$312	$258	$(990)	$2,574

Total assets	$212,257	$56,095	$102,759	$50,829	$(30,623)	$391,317

The following table represents the segment results for the three months ended March 31, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$12,020	$5,357	$8,624	$3,128	$—	$29,129
Net investment income	1,222	251	848	272	387	2,980
Net realized investment (losses) gains	303	92	302	—	27	724
Other revenue	—	—	—	337	(155)	182

Total revenue	13,545	5,700	9,774	3,737	259	33,015

Expenses:
Loss and LAE incurred	6,823	3,208	5,563	2,346	—	17,940
Acquisition and other underwriting expenses	931	1,479	1,332	719	(1,112)	3,349
Other expenses	1,743	80	1,371	162	2,100	5,456
Amortization of intangibles	—	—	—	—	435	435
Policyholder dividend expense	101	—	—	—	—	101
Segregated portfolio dividend expense	—	933	—	—	(211)	722

Total expenses	9,598	5,700	8,266	3,227	1,212	28,003

Income (loss) before income taxes	3,947	—	1,508	510	(953)	5,012
Income tax expense (benefit)	1,307	—	512	179	(137)	1,861

Net income (loss)	$2,640	$—	$996	$331	$(816)	$3,151

Total assets	$194,761	$50,857	$109,351	$47,083	$(11,788)	$390,264

10. Commitments and Contingencies

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of Eastern Insurance Holdings, Inc. (the “Company”) and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. You should carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 14, 2008.

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

Overview

The Company reported net income of $2.6 million for the three months ended March 31, 2008, compared to net income of $3.2 million for the same period in 2007. Purchase accounting adjustments increased net income $255,000 in 2008, compared to a decrease of $327,000 for the same period in 2007.

Workers’ Compensation Insurance

The workers’ compensation insurance segment reported net income of $3.0 million for the three months ended March 31, 2008, compared to $2.6 million for the same period in 2007. The increase in net income primarily reflects the impact of purchase accounting adjustments, which increased net income $137,000 in 2008 and decreased net income $362,000 in 2007. The decrease in the combined ratio from 2007 to 2008 primarily reflects the impact of purchase accounting adjustments, which increased the 2007 combined ratio by 2.8 percentage points. The expense ratio increased as a result of costs associated with the opening of a regional office in North Carolina. The workers’ compensation insurance segment’s results were also impacted by a decline in net investment income, primarily reflecting a decline in the fair value of a limited partnership investment.

Segregated Portfolio Cell Reinsurance

The Company added one additional segregated cell in the first quarter of 2008. Fees related to the segregated portfolio cell reinsurance segment decreased from $1.9 million in 2007 to $1.7 million in 2008, primarily reflecting a decline in the segment’s direct premiums written.

Group Benefits Insurance

The group benefits insurance segment reported net income of $312,000 for the three months ended March 31, 2008, compared to $996,000 for the same period in 2007. The decrease in net income primarily reflects an increase in the loss ratio, from 64.5% in 2007 to 69.7% in 2008. The increase in the loss ratio is being driven primarily by the dental line, which increased from 66.9% in 2007 to 73.8% in 2008, primarily reflecting the impact of new business written in 2007.

Specialty Reinsurance

The specialty reinsurance segment reported net income of $258,000 for the three months ended March 31, 2008, compared to net income of $331,000 for the same period in 2007. The decrease in net income primarily reflects an increase in the expense ratio from 2007 to 2008. Effective January 1, 2008, the Company reduced its participation percentage in the reinsurance treaty related to EnviroGuard and EIA from 25.0% to 15.0%.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, including assumed premiums earned, net investment income and net realized investment gains.

Direct and net premiums written. Direct premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Direct premiums written include all premiums billed during a specific policy period. Net premiums written is the difference between direct premiums written and premiums ceded or paid to reinsurers (ceded premiums written). In the segregated portfolio cell reinsurance segment, assumed premiums are derived from insurance contracts written by the Company and ceded to the segregated portfolio cells. In the specialty reinsurance segment, assumed premiums are premiums that are received from a third party under a reinsurance agreement, which are reported to the Company directly from the broker one quarter in arrears.

Net premiums earned. Net premiums earned are the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2007, one-half of the premiums would be earned in 2007 and the other half would be earned in 2008. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included with net premiums earned is an estimate for earned but unbilled final audit premiums. The Company can estimate earned but unbilled premiums because it keeps track, by policy, of how much additional premium is billed in final audit invoices as a percentage to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date. The majority of the Company’s group benefits insurance policies are billed on a monthly basis with premiums being earned in the month in which coverage is provided. As a result, there is minimal unearned premium related to the group benefits insurance policies as of the balance sheet date.

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

The Company’s expenses consist primarily of losses and LAE, acquisition and other underwriting expenses, policyholder dividends, other expenses, and income taxes:

Losses and loss adjustment expenses. Losses and LAE represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims.

Acquisition and other underwriting expenses. In the workers’ compensation and group benefits insurance segments, expenses incurred to underwrite risks are referred to as acquisition and other underwriting expenses, which consist of commissions, premium taxes and fees and other underwriting expenses incurred in acquiring, writing and administering the Company’s business as well as required payments to the Security Fund. In the segregated portfolio cell reinsurance and specialty reinsurance segments, acquisition and other underwriting expenses consist of ceding commissions earned under the respective reinsurance agreements. Ceding commissions received are netted against acquisition and other underwriting expenses.

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

Expense ratio. The expense ratio is the ratio (expressed as a percentage) of the sum of the acquisition and other underwriting expenses and other expenses to net premiums earned and measures the Company’s operational efficiency in producing, underwriting and administering its insurance business.

Policyholder dividend expense ratio. The policyholder dividend expense ratio is the ratio (expressed as a percentage) of policyholder dividend expense to net premiums earned and measures the impact of the Company’s policyholder dividend policies on its workers’ compensation segment.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of March 31, 2008, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of 3%, which is based on regulatory guidelines. As of March 31, 2008 and December 31, 2007, the Company’s reserves for unpaid losses and LAE were reduced by $3,428 and $3,474, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance segments as of March 31, 2008 (unaudited) and December 31, 2007 are summarized below (in thousands):

March 31, 2008	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$22,462	$10,533	$11,459	$12,355	$56,809
Case incurred development, IBNR, and unallocated LAE reserves	23,863	11,907	4,501	13,283	53,554
Amount of discount	(2,306)	(1,122)	—	—	(3,428)

Net reserves	44,019	21,318	15,960	25,638	106,935
Reinsurance recoverables on unpaid losses and LAE	2,984	3,222	18,928	—	25,134
Purchase accounting adjustments	804	135	—	(47)	892

Reserves for unpaid losses and LAE	$47,807	$24,675	$34,888	$25,591	$132,961

December 31, 2007	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$19,915	$8,906	$12,131	$10,873	$51,825
Case incurred development, IBNR, and unallocated LAE reserves	25,295	13,083	4,251	14,117	56,746
Amount of discount	(2,375)	(1,099)	—	—	(3,474)

Net reserves	42,835	20,890	16,382	24,990	105,097
Reinsurance recoverables on unpaid losses and LAE	2,709	2,033	18,900	—	23,642
Purchase accounting adjustments	941	161	—	(53)	1,049

Reserves for unpaid losses and LAE	$46,485	$23,084	$35,282	$24,937	$129,788

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three months ended March 31, 2008 and 2007, the Company did not experience any declines in investment securities that were determined to be other-than-temporary. As of March 31, 2008, the Company held securities with gross unrealized losses of $2,393, of which $261 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equities. If an equity security has a market value below 80% of cost and remains below 80% of cost for more than six months, a review of the financial condition and prospects of the company is performed to determine if the decline in market value is other-than-temporary. A specific determination is made for any such security. Other equity securities in an unrealized loss position not meeting these quantitative thresholds are evaluated considering, among other things, the magnitude and reasons for the decline and the prospects for the fair value of the securities to recover in the near term. If the decline in market value is judged to be other-than-temporary, then the cost basis of the security is written down to realizable value and the amount of the write down is accounted for as a realized loss. Realizable value is defined as the quoted market price of the security.

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

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of March 31, 2008 (unaudited) and December 31, 2007, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	March 31, 2008	December 31, 2007
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$1,945	$1,924
Unearned premium reserves	$31,061	$24,707

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$3,667	$2,137
Unearned premium reserves	$13,350	$7,716

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$73	$83

Specialty reinsurance segment:
Deferred policy acquisition costs	$1,846	$2,196
Unearned premium reserves	$6,152	$7,320

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

Recent Accounting Pronouncements

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to elect to measure certain financial instruments at fair value with changes in fair value being reported in earnings. SFAS 159 can be applied on an instrument-by-instrument basis and is effective for all eligible financial instruments as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Retrospective application to prior years’ financial statements is not permitted. For eligible financial instruments existing at the effective date, and for which an entity elects the fair value option, the first remeasurement to fair value must be recorded as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS 159 effective January 1, 2008; however, no election was made to measure the Company’s financial instruments at fair value. The adoption of SFAS 159 had no effect on the Company’s consolidated financial condition and results of operations.

SFAS 141R

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”), which revises the accounting for business combination transactions previously accounted for under SFAS No. 141, “Business Combinations” (“SFAS 141”), and broadens the scope of transactions which should be accounted for under this standard. SFAS 141R retains the fundamental requirements of SFAS 141 in that the acquisition method of accounting is still used, and an acquirer must be identified in all business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity is prohibited from applying SFAS 141R prior to that date. The Company is currently in the process of evaluating the impact of SFAS 141R.

SFAS 160

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”), which establishes accounting and reporting standards for the non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires that the ownership interests and the net income of the non-controlling interest be equally identified from that of the parent on the face of the financial statements. SFAS 160 also provides consistent accounting principles for changes in a parent controlling ownership interest in a subsidiary, and that any retained non-controlling financial interests in a deconsolidated subsidiary be measured initially at fair value. SFAS 160 applies to fiscal years beginning on or after December 15, 2008, and is applied prospectively, except for presentation and disclosure requirements, which are applied retrospectively for all periods presented. The Company is currently in the process of evaluating the impact of SFAS 160.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended March 31, 2008 and 2007 (unaudited, in thousands):

	2008	2007
Net premiums written	$43,821	$42,692

Net premiums earned	$33,003	$29,129
Net investment income	2,614	2,980
Net realized investment (losses) gains	(293)	724
Other revenue	216	182

Consolidated revenue	$35,540	$33,015

The increase in consolidated revenue reflects an increase in net premiums earned, offset by a decrease in net investment income and net realized investment gains. Net premiums earned were reduced by $1.9 million for the three months ended March 31, 2007 as a result of purchase accounting adjustments. There were no such adjustments for the same period in 2008. Net investment income was negatively impacted by the results of the Company’s investment in a municipal bond arbitrage fund, which decreased approximately $264,000 in the first quarter of 2008. Net realized investment (losses) gains reflect a decline in the fair value of the Company’s convertible bond portfolio of $583,000 in 2008, compared to a decrease of $297,000 in 2007. In addition, the Company recognized a gain of $250,000 on the liquidation of a limited partnership interest in 2007.

The components of consolidated net income, by segment, for the three months ended March 31, 2008 and 2007 were as follows (unaudited, in thousands):

	2008	2007
Workers’ compensation insurance	$2,994	$2,640
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	312	996
Specialty reinsurance	258	331
Corporate/other	(990)	(816)

Consolidated net income	$2,574	$3,151

The decrease in consolidated net income primarily reflects the decline in net investment income and net realized investment gains, as well as an increase in the group benefits insurance loss ratio. The group benefits insurance loss ratio increased 5.2 percentage points from 2007 to 2008, primarily reflecting an increase in the dental line. The increased loss ratio in the dental line primarily reflects claim inflation and an increase in claim utilization from 2007 to 2008.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended March 31, 2008 and 2007 (unaudited, in thousands):

	2008	2007
Revenue:
Direct premiums written	$34,138	$33,660
Reinsurance premiums assumed	187	223
Ceded premiums written	(13,204)	(14,871)

Net premiums written	21,121	19,012
Change in unearned premiums	(6,354)	(6,992)

Net premiums earned	14,767	12,020
Net investment income	912	1,222
Net realized investment (losses) gains	(111)	303

Total revenue	$15,568	$13,545

Expenses:
Losses and LAE	$7,518	$6,823
Acquisition and other underwriting expenses	1,201	931
Other expenses	2,579	1,743
Policyholder dividend expense	(63)	101

Total expenses	$11,235	$9,598

Income before income taxes	4,333	3,947
Income tax expense	1,339	1,307

Net income	$2,994	$2,640

Net Income

The increase in net income primarily reflects a decrease in the calendar period loss and LAE ratio and a decrease in the impact of purchase accounting adjustments, partially offset by an increase in the expense ratio and a decrease in net investment income. Net income for the three months ended March 31, 2008 includes purchase accounting adjustments that resulted in an increase to net income of $137,000, compared to purchase accounting adjustments that resulted in an increase to net income of $362,000 for the same period in 2007.

The workers’ compensation insurance ratios were as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	50.9%	56.8%
Expense ratio	25.6%	22.3%
Policyholders’ dividend ratio	(0.4)%	0.8%

Combined ratio	76.1%	79.9%

Premiums

The increase in direct premiums written primarily reflects an improved premium renewal retention rate and a decrease in the impact of purchase accounting adjustments, partially offset by a decrease in new business production and renewal rate decreases of 6.2%. Direct premiums written for traditional business and alternative markets were $22.3 million and $11.8 million, respectively, for the three months ended March 31, 2008. Direct premiums written include the impact of premium renewal retention rates of 89.8% and 88.7%, respectively, for the three months ended March 31, 2008 and 2007. New business sales totaled $4.3 million and $5.8 million for the three months ended March 31, 2008 and 2007, respectively. Direct premiums written for the three months ended March 31, 2007 includes a reduction of $988,000 related to the amortization of purchase accounting adjustments compared to no purchase accounting amortization in 2008.

Net Investment Income

The decrease in net investment income primarily reflects a decline in value on the municipal bond arbitrage fund and a slight decrease in the portfolio yield. The average yield on the fixed income portfolio was 4.36% as of March 31, 2008, compared to 4.48% as of March 31, 2007.

Net Realized Investment (Losses) Gains

The net realized investment losses for the three months ended March 31, 2008 include a loss of $148,000 related to the change in fair value of convertible bonds, compared to a gain of $58,000 for the same period in 2007. The net realized investment gains in 2007 also include gains recognized on the sale of an equity security portfolio.

Losses and LAE

The decrease in the calendar period loss and LAE ratio primarily reflects an increase in favorable loss reserve development on prior accident periods and the impact of purchase accounting adjustments. Favorable loss reserve development on prior accident periods of $1.5 million and $1.0 million was recorded for the three months ended March 31, 2008 and 2007, respectively. The favorable reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2008 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of March 31, 2008. For the three months ended March 31, 2008, the Company closed 99, or 17.4%, of the 570 open lost time claims as of December 31, 2007. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2006, 2007, and 2008 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements. For the three months ended March 31, 2008 and 2007, there were no claims that exceeded the Company’s $500,000 reinsurance retention. Purchase accounting adjustments decreased the calendar period loss and LAE ratio by 0.9 percentage points in 2008, compared to an increase of 2.5 percentage points for the same period in 2007. The 2007 calendar period loss ratio was impacted by purchase accounting adjustments that decreased both net premiums earned and losses and LAE. The accident period loss and LAE ratio was 62.0% for the three months ended March 31, 2008 and 2007.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio primarily reflects start up costs incurred in conjunction with the Company’s expansion into the Southeast and a decrease in fee based revenue from the segregated portfolio cell reinsurance segment due to a decrease in direct premiums written.

Policyholder Dividends

The decrease in the policyholders’ dividend ratio is due to an increase in the loss ratio of participating policies. For the three months ended March 31, 2008 and 2007, 11.3% and 10.4%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three months ended March 31, 2008 and 2007 was 30.9% and 33.1%, respectively. The decrease in the effective tax rate primarily reflects an increase in tax exempt investment income on municipal securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended March 31, 2008 and 2007 (unaudited, in thousands):

	2008	2007
Revenue:
Reinsurance premiums assumed	$11,845	$12,458
Ceded premiums written	(707)	(507)

Net premiums written	11,138	11,951
Change in unearned premiums	(5,634)	(6,594)

Net premiums earned	5,504	5,357
Net investment income	293	251
Net realized investment gains	48	92

Total revenue	$5,845	$5,700

Expenses:
Losses and LAE	$3,115	$3,208
Acquisition and other underwriting expenses	1,709	1,479
Other expenses	13	80
Segregated portfolio dividend expense (1)	1,008	933

Total expenses	$5,845	$5,700

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	56.6%	59.9%
Expense ratio	31.3%	29.1%

Combined ratio	87.9%	89.0%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed primarily reflects a decrease in audit premiums and continued renewal rate decreases, partially offset by a decrease in the impact of purchase accounting adjustments. Reinsurance premiums assumed for the three months ended March 31, 2008 and 2007 include the impact of renewal rate decreases of 2.3% and 1.8%, respectively, and premium renewal retention rates of 88.3% and 88.8%, respectively. Audit premiums for the three months ended March 31, 2008 include return premium to customers of $110,000, compared to additional premium to the Company of $115,000 for the same period in 2007. Reinsurance premiums assumed for the three months ended March 31, 2007 includes a reduction of $503,000 related to the amortization of purchase accounting adjustments compared to no purchase accounting amortization in 2008.

Losses and LAE

The decrease in the calendar period loss ratio reflects favorable loss reserve development recorded on prior accident periods of $615,000 for the three months ended March 31, 2008, compared to $482,000 for the three months ended March 31, 2007, which lowered loss ratios for the three months ended March 31, 2008 and 2007 by 11.2 percentage points and 9.0 percentage points, respectively. The favorable loss reserve development on prior accident periods relates primarily to a decrease in the prior year loss development factors used to estimate losses and loss adjustment expenses. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2008 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of March 31, 2008. Purchase accounting adjustments recorded in 2007 increased the calendar period loss ratio by 2.4 percentage points compared to negligible purchase accounting adjustments in 2008.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio from 2007 to 2008 relates primarily to purchase accounting adjustments recorded for the three months ended March 31, 2007 that reduced the expense ratio by 3.9 percentage points compared to no purchase accounting adjustments in 2008. The expense ratios, without regard to the aforementioned purchase accounting adjustments in 2007, are consistent with the contractual ceding commissions for the three months ended March 31, 2008 and 2007.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three months ended March 31, 2008 and 2007 (unaudited, in thousands):

	2008	2007
Revenue:
Direct premiums written	$9,800	$9,302
Ceded premiums written	(571)	(678)

Net premiums written	9,229	8,624
Change in unearned premiums	3	—

Net premiums earned	9,232	8,624
Net investment income	859	848
Net realized investment (losses) gains	(351)	302

Total revenues	9,740	9,774

Expenses:
Losses and LAE	6,433	5,563
Acquisition and other underwriting expenses	1,489	1,332
Other expenses	1,452	1,371

Total expenses	9,374	8,266

Income before income taxes	366	1,508
Income tax expense	54	512

Net income	$312	$996

Net Income

The decrease in net income primarily reflects an increase in the calendar period loss ratio from 2007 to 2008 and a net realized investment loss in 2008, compared to a net realized investment gain in 2007. The increase in the calendar period loss ratio primarily reflects a 6.9 percentage point increase in the dental line of business. The increase in the loss ratio primarily reflects claim cost inflation and an increase in claim utilization from 2007 to 2008. The net realized loss in 2008 primarily reflects a decrease in the fair value of the group benefits segment’s convertible bond portfolio. The decrease in fair value is a result of the equity market conditions during the first three months of 2008.

The group benefits insurance ratios were as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	69.7%	64.5%
Expense ratio	31.8%	31.3%

Combined ratio	101.5%	95.8%

Premiums

Direct premiums written, by line of business, for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Dental	$5,648	$5,160
Short-term disability	1,678	1,637
Long-term disability	955	1,017
Term life	1,519	1,488

Total	$9,800	$9,302

The increase in direct premiums written reflects a 3.0% increase in certificates in-force from 2007 to 2008. The increase in certificates in-force reflects the increase in new business sales and the improvement in the renewal retention rate during 2007. New business sales totaled $2.5 million for the three months ended March 31, 2008, compared to $3.8 million for the same period in 2007. Sales in 2007 reflect the Company’s effort to increase premium volume in order to offset operating expenses and reduce the expense ratio.

The decrease in ceded premiums written primarily reflects a change in the Company’s reinsurance rate under its term life reinsurance contract.

Net Investment Income

Net investment income for the three months ended March 31, 2008 includes an increase of $185,000 related to the change in interest in limited partnership investments, compared to a decrease of $89,000 for the same period in 2007. Excluding the increase in net investment income related to the limited partnership investments, net investment income decreased from 2007 to 2008. The decrease reflects a decrease in the average cash and invested asset balance, the purchase of municipal bonds at a premium during 2007, which have had the effect of lowering investment income for the three months ended March 31, 2008, and a lower interest rate on cash and cash equivalents. The average yield on the fixed income portfolio as of March 31, 2008 was 5.39%, compared to an average yield of 5.51% as of March 31, 2007.

Net Realized Investment (Losses) Gains

The net realized investment loss in 2008 primarily reflects the aforementioned decrease in fair value of the convertible bond portfolio. The net realized investment gain in 2007 primarily reflects a gain of $250,000 recognized on the liquidation of an interest in a limited partnership.

Losses and LAE

The increase in losses and LAE primarily reflects an increase in the dental and long-term disability loss ratios. The calendar period loss ratios, by line of business, for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Dental	73.8%	66.9%
Short-term disability	68.3%	71.1%
Long-term disability	57.4%	-6.9%
Term life	58.4%	72.1%
Total group benefits	69.7%	64.5%

Dental

The increase in the dental loss ratio reflects an increase in the accident period loss ratio from 72.8% in 2007 to 79.0% in 2008. Favorable development on prior accident year reserves reduced the loss ratio by 5.2 percentage points in 2008, compared to 5.9 percentage points in 2007. The increase in the accident period loss ratio primarily reflects claim cost inflation of 4.6% and an increase in claim utilization.

Short-term Disability

The decrease in the short-term disability loss ratio reflects a decrease in the accident period loss ratio from 81.8% in 2007 to 75.3% in 2008. Favorable development on prior accident year reserves reduced the loss ratio by 7.0 percentage points in 2008, compared to 10.7 percentage points in 2007. The decrease in the accident period loss ratio primarily reflects lower claim frequency and severity.

Long-term Disability

The increase in the long-term disability loss ratio primarily reflects the impact of prior year claim terminations in 2007.

Term Life

The decrease in the term life loss ratio primarily reflects a decrease in premium waiver reserves during the first quarter of 2008, compared to an increase in premium waiver reserves for the same period in 2007. Premium waiver claims decreased the loss ratio by 1.6 percentage points in 2008, compared to an increase of 13.0 percentage points in 2007, reflecting a decrease in both claim frequency and severity. The death benefit loss ratio increased slightly, from 59.1% in 2007 to 59.9% in 2008. Reported claims increased from 2007 to 2008, but were offset by a decrease in claim severity.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses reflects the increase in direct premiums written. The increase in acquisition and other underwriting expenses as a percent of direct premiums written primarily reflects the impact of overrides paid to general agents.

Other Expenses

The increase in other expenses reflects higher direct premiums written. Other expenses as a percent of direct premiums written were consistent from 2007 to 2008.

Tax Expense

The effective tax rate was 14.8% for the three months ended March 31, 2008, compared to 34.0% for the same period in 2007. The decrease in the effective tax rate reflects the decrease in pre-tax income and an increase in tax-exempt interest. The increase in tax-exempt interest reflects the purchase of tax-exempt fixed income securities.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the three months ended March 31, 2008 and 2007 (unaudited, in thousands):

	2008	2007
Revenue:
Reinsurance premiums assumed	$2,332	$3,105
Change in unearned premiums	1,168	23

Net premiums earned	$3,500	$3,128
Net investment income	323	272
Net realized investment gains	120	—
Other revenue	303	337

Total revenue	$4,246	$3,737

Expenses:
Losses and LAE	$2,649	$2,346
Acquisition and other underwriting expenses	1,049	719
Other expenses	147	162

Total expenses	$3,845	$3,227

Income before income taxes	401	510
Income tax expense	143	179

Net income	$258	$331

Net Income

The decrease in net income primarily reflects an increase in the loss and LAE ratio, partially offset by purchase accounting charges incurred in 2007. Net income for the three months ended March 31, 2007 includes an after-tax charge of $162,000 related to the amortization of purchase accounting adjustments compared to negligible purchase accounting adjustments in 2008.

The specialty reinsurance ratios were as follows for the three months ended March 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	75.7%	75.0%
Expense ratio	34.2%	28.2%

Combined ratio	109.9%	103.2%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed reflects a decrease in the quota share participation percentage to 15%, effective January 1, 2008, from 25% on the previously in-force quota share treaty. Reinsurance premiums assumed, by line of business, were as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
EnviroGuard	$1,547	$2,600
EIA liability	779	1,156
Other	6	—
Purchase accounting adjustments	—	(651)

Total assumed premiums	$2,332	$3,105

Net Investment Income

The increase in net investment income reflects the impact of an interest adjustment in the first quarter of 2007, which reduced net investment income, offset by a decrease in the fixed income portfolio yield. The interest adjustment related to an overpayment of interest of $138,000 by the bank in 2006 which was not communicated to the Company until the first quarter of 2007. The average yield on the fixed income portfolio was 4.25% as of March 31, 2008, compared to 4.64% as of March 31, 2007.

Losses and LAE

The increase in the calendar period loss and LAE ratio reflects an increase in unfavorable loss reserve development on prior accident years of $653,000 and $231,000 for the three months ended March 31, 2008 and 2007, respectively, which increased the loss ratios for the three months ended March 31, 2008 and 2007 by 18.7 percentage points and 7.4 percentage points, respectively, partially offset by a decrease in the impact of purchase accounting adjustments recorded in 2008 compared to 2007. The unfavorable loss reserve development in 2008 relates to an increase in reported claims from the ceding company. The calendar year period loss ratio for the three months ended March 31, 2007 includes 13.3 percentage points related to purchase accounting adjustments recorded to net premiums earned and losses and LAE. Purchase accounting adjustments in 2008 had a negligible impact on the 2008 calendar period loss ratio. The 2008 accident period loss and LAE ratio for EnviroGuard and EIA liability were 52.0% and 75.0%, respectively.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio is related to a reduction in the impact of purchase accounting adjustments in 2008 compared to 2007. Purchase accounting adjustments reduced acquisition and other underwriting expenses by $415,000 in 2007 compared to no purchase accounting adjustments in 2008. As part of its quota share reinsurance agreement with the primary insurer, the Company pays the primary insurer a ceding commission based on assumed premiums. For the three months ended March 21, 2008 and 2007, the ceding commission paid to the primary insurer was 30.0%.

Tax Expense

The effective tax rate for the three months ended March 31, 2008 was 35.7% compared to 35.1% in 2007.

CORPORATE/OTHER

The net loss in the corporate/other segment totaled $990,000 for the three months ended March 31, 2008, compared to a net loss of $816,000 for the same period in 2007. The increase in the net loss primarily reflects a reduction in net investment income and an increase in acquisition and other underwriting expenses, partially offset by an increase in the income tax benefit. The reduction in net investment income reflects a lower average cash balance and a decrease in interest rates from 2007 to 2008. The increase in acquisition and other underwriting expenses reflects the impact of purchase accounting adjustment in 2007. There were no purchase accounting adjustments in 2008 that impacted acquisition and other underwriting expenses.

The results of the corporate/other segment for the three months ended March 31, 2008 include stock compensation expense of $603,000 and intangible asset amortization of $328,000, compared to stock compensation expense of $572,000 and intangible asset amortization of $435,000 for the same period in 2007. The effective tax rate was 32.1% in 2008, compared to 14.4% in 2007. The 2008 effective tax rate reflects the impact of the current period amortization of a purchase accounting adjustment recorded in the fourth quarter of 2007.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $391.3 million at March 31, 2008, compared to $385.5 million at December 31, 2007. The increase in consolidated assets primarily reflects an increase in premiums receivable, offset by a decrease in cash and investments. The increase in premiums receivable primarily reflects the Company’s renewal of workers’ compensation policies with effective dates at the beginning of January. The decrease in cash and investments primarily reflects the Company’s stock buyback activity for the three months ended March 31, 2008 and the decline in fair value of the Company’s fixed income and equity securities as a result of the current market conditions.

Consolidated liabilities totaled $223.8 million at March 31, 2008, compared to $207.7 million at December 31, 2007. The increase in consolidated liabilities primarily reflects an increase in unearned premiums and ceded reinsurance balances payable, both of which are higher in the first quarter as a result of the volume of workers’ compensation business that renews at the beginning of January.

Consolidated equity totaled $167.5 million at March 31, 2008, compared to $177.8 million at December 31, 2007. The decrease in consolidated equity primarily reflects the Company’s stock buyback activity and the decline in fair value of the Company’s investments, partially offset by net income for the three months ended March 31, 2008.

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

CASH FLOWS

Cash flows for the three months ended March 31, 2008 and 2007 were as follows (unaudited, in thousands):

	2008	2007
Cash flows provided by operating activities	$7,979	$5,882
Cash flows provided by (used in) investing activities	435	(6,429)
Cash flows used in financing activities	(12,806)	(961)

Net decrease in cash and cash equivalents	$(4,392)	$(1,508)

The increase in cash flows from operating activities primarily reflects an increase in the Company’s net premiums written for the three months ended March 31, 2008, compared to the same period in 2007.

The Company recognized cash inflows from investing activities for the three months ended March 31, 2008, compared to cash outflows for the same period in 2007, which primarily reflects the sale of investments to fund the Company’s stock buyback program, partially offset by the purchase of equipment.

Cash flows from financing activities reflect the Company’s stock buyback activity and shareholder dividends. The Company’s stock buyback activity increased significantly for the three months ended March 31, 2008, compared to the same period in the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2008, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolios. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of the Company’s invested assets are invested in equity securities (approximately 9.7% as of March 31, 2008), the Company does not believe that its exposure to equity risk is significant.

There have been no material changes in the Company’s market risk since December 31, 2007. Additional disclosures related to the Company’s market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15 d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the President, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance have concluded that, as of the end of such period, these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During 2007, the Company’s Board of Directors authorized the repurchase of up to 2,046,500 shares of the Company’s issued and outstanding shares of common stock. The share repurchases are held as treasury stock and are available for issuance in connection with the Company’s 2006 Stock Incentive Plan. On March 24, 2008, the Company received approval from the Insurance Department to repurchase up to $10 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2008 and 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	113,757	$16.23	113,757	915,878
February 1-28, 2008	540,271	$16.50	540,271	375,607
March 1-31, 2008	156,193	$15.38	156,193	219,414	(a)

Total	810,221	$16.24	810,221

(a)

The maximum number of remaining shares represents the difference between the 2,046,500 authorized shares and the number of shares repurchased as of March 31, 2008. The approval to repurchase an additional $10 million of the Company’s common stock is not included in this amount.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	N/A	N/A	N/A
February 1-28, 2007	10,355	$14.40	10,355	557,197
March 1-31, 2007	61,868	$14.46	61,868	495,329

Total	72,223	$14.45	72,223

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

Exhibit No.	Title
21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: May 8, 2008	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: May 8, 2008	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer