Form 10-Q
period 2008-06-30
Eastern Insurance Holdings, Inc.
filed 2008-08-07
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2008,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	Number of Shares Outstanding as of August 6, 2008
(No par Value)	9,560,867
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $185,504; $202,039)	$185,970	$205,785
Convertible bonds, at estimated fair value (amortized cost, $14,586; $14,232)	14,835	15,478
Equity securities, at estimated fair value (cost, $25,595; $19,578)	24,052	20,541
Other long-term investments, at estimated fair value (cost, $11,396; $10,386)	12,002	11,317

Total investments	236,859	253,121
Cash and cash equivalents	42,895	45,940
Accrued investment income	1,963	2,290
Premiums receivable (net of allowance, $559; $558)	32,949	26,846
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	26,693	26,303
Deferred acquisition costs	7,168	6,257
Deferred income taxes, net	4,036	1,229
Federal income taxes recoverable	471	846
Intangible assets	5,716	6,372
Goodwill	7,992	7,992
Other assets	10,292	8,322

Total assets	$377,034	$385,518

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$133,858	$129,788
Unearned premium reserves	49,083	39,826
Advance premium	1,403	1,380
Accounts payable and accrued expenses	8,092	8,422
Ceded reinsurance balances payable	7,210	6,762
Benefit plan liabilities	321	334
Segregated portfolio cell dividend payable	14,691	13,168
Junior subordinated debentures	—	8,007

Total liabilities	$214,658	$207,687

Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares - 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares - 20,000,000; issued - 11,597,723; outstanding - 9,588,946 and 10,580,858, respectively	—	—
Unearned ESOP compensation	(5,978)	(6,354)
Additional paid in capital	111,026	110,166
Treasury stock, at cost (2,008,777 and 1,016,865 shares, respectively)	(31,661)	(15,589)
Retained earnings	89,044	86,363
Accumulated other comprehensive (loss) income, net	(55)	3,245

Total shareholders’ equity	162,376	177,831

Total liabilities and shareholders’ equity	$377,034	$385,518

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Net premiums earned	$33,242	$31,833	$66,245	$60,962
Net investment income	2,073	3,238	4,687	6,218
Net realized investment gains	598	1,007	305	1,731
Other revenue	139	156	355	338

Total revenue	36,052	36,234	71,592	69,249

EXPENSES
Losses and loss adjustment expenses incurred	20,698	18,571	40,413	36,511
Acquisition and other underwriting expenses	4,716	4,718	9,636	8,067
Other expenses	6,466	5,168	12,529	10,625
Amortization of intangibles	328	435	656	869
Policyholder dividend expense	(9)	153	(72)	254
Segregated portfolio dividend expense	1,639	670	2,573	1,392

Total expenses	33,838	29,715	65,735	57,718

Income before income taxes	2,214	6,519	5,857	11,531
Income tax expense	711	2,205	1,780	4,066

Net income	$1,503	$4,314	$4,077	$7,465

Other comprehensive (loss) income
Unrealized holding losses arising during period, net of tax of $1,196, $522, $1,471 and $298	(2,222)	(969)	(2,732)	(554)
Amortization of unrecognized benefit plan amounts, net of tax of $2, $3, $4, and $5	4	5	8	10
Less: Reclassification adjustment for gains included in net income, net of tax of $217, $251, $302, and $464	404	465	560	862

Other comprehensive loss	(2,630)	(1,439)	(3,300)	(1,426)

Comprehensive (loss) income	$(1,127)	$2,875	$777	$6,039

Earnings per share (See Note 4):	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$1,503	$4,314	$4,077	$7,465
Basic earnings per share	$0.17	$0.41	$0.45	$0.70
Diluted earnings per share	$0.16	$0.40	$0.43	$0.68

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2008

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2008

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, April 1, 2008	—	9,841,645	$—	$(6,167)	$110,614	$(27,703)	$88,213	$2,575	$167,532
ESOP shares released	—	—	—	189	95	—	—	—	284
Stock compensation expense	—	—	—	—	317	—	—	—	317
Repurchase of common stock	—	(252,699)	—	—	—	(3,958)	—	—	(3,958)
Shareholder dividend	—	—	—	—	—	—	(672)	—	(672)
Net income	—	—	—	—	—	—	1,503	—	1,503
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,630)	(2,630)

Balance, June 30, 2008	—	9,588,946	$—	$(5,978)	$111,026	$(31,661)	$89,044	$(55)	$162,376

Six Months Ended June 30, 2008

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2008	—	10,580,858	$—	$(6,354)	$110,166	$(15,589)	$86,363	$3,245	$177,831
ESOP shares released	—	—	—	376	198	—	—	—	574
Stock compensation expense	—	—	—	—	630	—	—	—	630
Excess tax benefit from vested restricted stock	—	—	—	—	32	—	—	—	32
Repurchase of common stock	—	(991,912)	—	—	—	(16,072)	—	—	(16,072)
Shareholder dividend	—	—	—	—	—	—	(1,396)	—	(1,396)
Net income	—	—	—	—	—	—	4,077	—	4,077
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,300)	(3,300)

Balance, June 30, 2008	—	9,588,946	$—	$(5,978)	$111,026	$(31,661)	$89,044	$(55)	$162,376

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended June 30, 2007

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

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(Unaudited, in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$4,077	$7,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240	194
Net amortization of bond premium/discount	290	517
Net realized investment gains	(305)	(1,731)
Equity in loss (income) of limited partnerships	309	(422)
Deferred tax benefit	(987)	(638)
Stock compensation	1,234	1,174
Intangible asset amortization	656	869
Changes in assets and liabilities:
Accrued investment income	327	(192)
Premiums receivable	(6,103)	(12,134)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(390)	(386)
Deferred acquisition costs	(911)	(3,132)
Other assets	(1,281)	(1,351)
Reserves for unpaid losses and loss adjustment expenses	4,070	4,101
Unearned and advance premium	9,280	13,721
Ceded reinsurance balances payable	448	2,105
Accounts payable and accrued expenses	330	(161)
Segregated portfolio cell dividend payable	1,523	1,621
Benefit plan liabilities	(24)	(37)
Federal income taxes recoverable/payable	343	(989)

Net cash provided by operating activities	13,126	10,594

Cash flows from investing activities:
Purchase of fixed income securities	(25,108)	(75,991)
Purchase of equity securities	(8,982)	(3,384)
Purchase of other long-term investments	(1,000)	(1,400)
Proceeds from sale of fixed income securities	19,250	35,282
Proceeds from maturities/calls of fixed income securities	22,458	24,396
Proceeds from equity securities	3,579	9,745
Proceeds from other long-term investments	—	1,875
Change in unsettled investment purchases and sales	—	(4,950)
Principal payments received on mortgage loans	5	7
Purchase of equipment, net	(930)	(159)

Net cash provided by (used in) investing activities	9,272	(14,579)

Cash flows from financing activities:
Repurchase of common stock	(16,072)	(4,156)
Repayment of junior subordinated debentures	(8,007)	—
Shareholder dividend	(1,396)	(580)
Excess tax benefit from vested restricted stock	32	—

Net cash used in financing activities	(25,443)	(4,736)

Net decrease in cash and cash equivalents	(3,045)	(8,721)
Cash and cash equivalents, beginning of period	45,940	50,703

Cash and cash equivalents, end of period	$42,895	$41,982

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,375	$5,300
Cash paid for interest	$468	$303

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair statement of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 14, 2008.

All inter-company transactions and related account balances have been eliminated in consolidation.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of the unaudited interim consolidated financial statements requires management to make estimates and assumptions that affect the amount of reported assets and liabilities and disclosures of contingent assets and liabilities as of the date of the unaudited interim consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the unaudited interim consolidated financial statements include reserves for unpaid losses and loss adjustment expenses (“LAE”), earned but unbilled premium, deferred acquisition costs, return premiums under reinsurance contracts, and current and deferred income taxes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all investments with original maturity dates of three months or less to be cash equivalents for purposes of the consolidated statements of cash flows. The carrying amount of cash equivalents approximates their fair value.

Investments

Fixed Income Securities

The Company’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. Fixed income securities include publicly traded and private placement bonds. The estimated fair value of publicly traded bonds is determined based on quoted market prices or, in the absence of quoted market prices, dealer quotes or matrix pricing, all of which are based on observable market-based inputs when available. Adverse credit market conditions have caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers. The estimated fair value of private placement bonds is determined using valuation models, taking into consideration the securities’ coupon rate, maturity date, and other pertinent features.

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. The Company monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. The Company performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. When a security is determined to be other-than-temporarily impaired, the Company reduces the book value of the security to the current estimated fair value at the balance sheet date and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Convertible Bond Securities

The Company adopted Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”, on January 1, 2007. Under SFAS 155, the change in fair value of the Company’s convertible bond securities, which meet the definition of a hybrid financial instrument under SFAS 155, is reported as a realized gain or loss in the consolidated statements of operations and comprehensive income (loss). The adoption of SFAS 155 was reported as a cumulative effect adjustment to shareholders’ equity, as of January 1, 2007, and resulted in a reclassification between retained earnings and accumulated other comprehensive income of $405. The carrying value of the Company’s convertible bond securities did not change as a result of adopting SFAS 155.

Equity Securities

The Company’s investments in equity securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. The estimated fair value of equity securities is determined based on quoted market prices or independent broker quotes.

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

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of June 30, 2008 and December 31, 2007 and included in net premiums earned, totaled $1,500.

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

Losses and Loss Adjustment Expenses

A liability is established for the estimated unpaid losses and LAE of the Company’s workers’ compensation insurance segment under the terms of, and with respect to, its policies and agreements and includes amounts determined on the basis of claims adjusters’ evaluations and an amount based on past experience for losses incurred but not reported (“IBNR”).

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of 3%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $3,401 and $3,474 as of June 30, 2008 and December 31, 2007, respectively.

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

A liability is established for the estimated unpaid losses and LAE of the Company’s specialty reinsurance segment based on information provided by the ceding company. Premium and reported claim data provided by the ceding company is utilized by management to estimate the ultimate losses and LAE, including an amount for IBNR claims. As a result of a lag in receiving quarterly premium and reported claim data from the ceding company, the estimated unpaid losses and LAE are based on claim data one quarter in arrears.

The methods used to estimate the reserves for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserves for unpaid losses and LAE are adequate as of June 30, 2008. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of June 30, 2008, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $1,919 and $1,658 for the three months ended June 30, 2008 and 2007, respectively, and $3,714 and $3,546 for the six months ended June 30, 2008 and 2007, respectively.

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

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax subsequent to June 16, 2006.

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during 2008 or 2007.

The Company’s federal income tax returns for tax years subsequent to December 31, 2003 are subject to examination by the Internal Revenue Service.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of June 30, 2008 and December 31, 2007, the Company accrued dividends payable of $786 and $989, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Assessments

The Company is subject to state guaranty fund assessments in the Commonwealth of Pennsylvania, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department (the “Insurance Department”) to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. As of June 30, 2008 and December 31, 2007, the Company accrued $611 and $0 related to the Security Fund assessment.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited, in thousands, except share data):

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2008	2007	2008	2007
Suspense shares	635,375	710,125	635,375	710,125
Allocated shares	112,125	37,375	112,125	37,375
Shares committed to be released	18,841	18,943	37,477	37,375
Average price per share	$15.07	$15.44	$15.32	$15.11
Stock compensation expense	$284	$292	$574	$564

As of June 30, 2008 and December 31, 2007, the estimated fair value of unearned ESOP shares was $9,160 and $10,477, respectively.

Recent Accounting Pronouncements

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to elect to measure certain financial instruments at fair value with changes in fair value being reported in earnings. SFAS 159 can be applied on an instrument-by-instrument basis and is effective for all eligible financial instruments as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Retrospective application to prior years’ financial statements is not permitted. For eligible financial instruments existing at the effective date, and for which an entity elects the fair value option, the first remeasurement to fair value must be recorded as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS 159 effective January 1, 2008; however, no election was made to measure the Company’s financial instruments at fair value. The adoption of SFAS 159 had no effect on the Company’s consolidated financial condition and results of operations.

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

SFAS 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 will not affect the Company’s consolidated financial condition or results of operations, but may require additional disclosures if the Company enters into derivative and hedging activities.

SFAS 163

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 clarifies how FASB Statement No. 60 applies to the recognition and measurement of premium revenue and claim liabilities under financial guarantee insurance contracts and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about an entity’s risk management activities. The Company does not currently write financial guarantee insurance contracts; therefore, the adoption of SFAS 163 will not affect the Company’s consolidated financial condition or results of operations.

3. Intangible Assets

The acquisition of EHC resulted in the identification of certain intangible assets, totaling $9,197. As of June 30, 2008 and December 31, 2007, intangible assets consisted of the following (unaudited, in thousands):

	June 30, 2008		December 31, 2007
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$1,750	$566	$1,750	$447
Renewal rights (15 year amortization period)	6,397	2,915	6,397	2,378

	$8,147	$3,481	$8,147	$2,825

Intangible Assets with Indefinite Life
State insurance licenses	1,050	—	1,050	—

Total intangible assets	$9,197	$3,481	$9,197	$2,825

Amortization expense totaled $328 and $435 for the three months ended June 30, 2008 and 2007, respectively, and $656 and $869 for the six months ended June 30, 2008 and 2007, respectively.

4. Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended June 30, 2008 and 2007, stock warrants of 306,099 and restricted stock awards of 42,364 and 22,386, respectively, have been included as dilutive potential common shares outstanding. For the six months ended June 30, 2008 and 2007, stock warrants of 306,099 and restricted stock awards of 49,741 and 19,576, respectively, have been included as dilutive potential common shares outstanding. For the three months ended June 30, 2008 and 2007, there were 834,575 and 837,053 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive.

For the six months ended June 30, 2008 and 2007, there were 827,198 and 839,363 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consolidated net income	$1,503	$4,314	$4,077	$7,465
Basic shares outstanding	8,854,976	10,564,572	9,140,295	10,602,610
Diluted shares outstanding	9,203,440	10,893,057	9,496,135	10,928,285
Basic earnings per share	$0.17	$0.41	$0.45	$0.70
Diluted earnings per share	$0.16	$0.40	$0.43	$0.68
Cash dividends per share	$0.07	$0.05	$0.14	$0.05

5. Share Repurchase

During 2007, the Company’s Board of Directors authorized the repurchase of up to 2,046,500 shares of the Company’s issued and outstanding shares of common stock. The share repurchases are held as treasury stock and are available for issuance in connection with the Company’s 2006 Stock Incentive Plan. On March 24, 2008, the Company received approval from the Insurance Department to repurchase up to $10,000 of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. The Company repurchased 252,699 and 210,970 shares, at a cost of $3,958 and $3,195, for the three months ended June 30, 2008 and 2007, respectively. The Company repurchased 991,912 and 277,383 shares, at a cost of $16,072 and $4,156 for the six months ended June 30, 2008 and 2007, respectively. The Company purchased an additional 28,079 shares, at a cost of $426, through August 6, 2008.

6. Fair Value Measurements

The Company adopted Statement No. 157, “Fair Value Measurements” (“SFAS 157”) effective January 1, 2008. SFAS 157 clarifies the definition of fair value for purposes of financial reporting, specifies the methods to be used to measure fair value, and requires expanded disclosures related to fair value and financial instruments measured at fair value. The adoption of SFAS 157 had no impact on the Company’s consolidated financial condition or results of operation.

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

As of June 30, 2008, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis. The Company is currently evaluating the impact of measuring non-financial assets and non-financial liabilities on a non-recurring basis.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of June 30, 2008:

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

Level 3 – Represents financial assets whose fail value is determined based upon inputs that are unobservable, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset. The Company considers its limited partnership investments as Level 3 assets.

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of June 30, 2008, excluding the segregated portfolio cell segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	6/30/08	Level 1	Level 2	Level 3
Fixed income securities - available for sale	$159,487	$8,146	$151,341	$—
Convertible bonds	14,835	—	14,835	—
Equity securities - available for sale	19,648	19,648	—	—

Total	$193,970	$27,794	$166,176	$—

The Company’s investments in fixed income securities, convertible bonds, and equity securities are valued through the use of a nationally recognized pricing service. The Company believes the scope of work performed when using data from outside parties is sufficient to validate the prices such that it does not rely upon these independent pricing services as experts, nor would it seek indemnification from them in the event the prices provided were deemed inappropriate. Where independent pricing services provide fair values, the Company has obtained an understanding of the methods, models and inputs used in pricing, and has controls in place to validate that amounts provided represent current exit values. The Company’s controls include, but are not limited to, initial and ongoing evaluation of methodologies used by outside parties as well as other techniques and assumptions to calculate fair value and comparing the fair value estimates to the Company’s knowledge of the current market. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

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

As of June 30, 2008 and December 31, 2007, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (unaudited, in thousands):

	6/30/08	12/31/07
Multi-strategy fund of funds	$5,780	$5,809
Natural resources	3,856	3,312
Municipal bond arbitrage	1,649	1,484
Open-ended investment fund	636	622
Real estate	70	73

Total	$11,991	$11,300

The activity in the Company’s limited partnership investments for the three and six months ended June 30, 2008 and 2007 was as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$12,349	$10,243	$11,300	$11,572
Contributions	—	—	1,000	—
Withdrawals	—	(345)	—	(1,876)
Unrealized change in interest	(358)	496	(309)	698

Balance, end of period	$11,991	$10,394	$11,991	$10,394

The change in interest in the Company’s limited partnership investments is included in net investment income in the consolidated statements of operations and comprehensive income.

7. Investments

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of June 30, 2008 and December 31, 2007 are as follows (unaudited, in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$1,522	$(51)	$—	$—	$1,522	$(51)
States, municipalities, and political subdivisions	1,579	(10)	—	—	1,579	(10)
Corporate securities	9,242	(231)	1,369	(51)	10,611	(282)
Mortgage-backed securities	1,201	(10)	—	—	1,201	(10)
Other structured securities	12,379	(633)	5,858	(1,232)	18,237	(1,865)

Total fixed income securities	25,923	(935)	7,227	(1,283)	33,150	(2,218)
Equity securities	9,506	(1,578)	3,185	(516)	12,691	(2,094)

Total fixed income and equity securities	$35,429	$(2,513)	$10,412	$(1,799)	$45,841	$(4,312)

	Less Than 12 Months		12 Months or More		Total
December 31, 2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$—	$—	$1,045	$(7)	$1,045	$(7)
Corporate securities	4,658	(85)	2,958	(31)	7,616	(116)
Mortgage-backed securities	437	(2)	—	—	437	(2)
Other structured securities	14,409	(354)	1,758	(20)	16,167	(374)

Total fixed income securities	19,504	(441)	5,761	(58)	25,265	(499)
Equity securities	5,972	(132)	—	—	5,972	(132)

Total fixed income and equity securities	$25,476	$(573)	$5,761	$(58)	$31,237	$(631)

As of June 30, 2008, the Company held 69 fixed income securities with gross unrealized losses of $2,218. Management has evaluated the gross unrealized losses related to the fixed income securities and determined that the decline in the market value primarily reflects the current credit and liquidity issues in the fixed income markets and not the underlying credit quality of the issuer of the securities.

The gross unrealized losses in the other structured securities primarily reflects two asset-backed securities with gross unrealized losses of $930,000 as of June 30, 2008. These securities are backed by home equity loans of prime borrowers and have been in a gross unrealized loss position for more than twelve months; however, management has evaluated the securities and determined that the losses are a result of the credit and liquidity issues in the market and are not due to the underlying credit quality of the loans. Management’s analysis included a review of the default rates of the underlying loans, available collateral, and other characteristics. In addition, the securities continue to be current on both principal and interest payments. Management has concluded that the carrying value of its fixed income securities in a gross unrealized loss position will be realized and that the Company has the ability and intent to hold them until that time.

As of June 30, 2008, the Company held 6 equity securities with gross unrealized losses of $2,094. All of the equity securities are mutual fund instruments that have been in an unrealized loss position for less than twelve months. Management has determined that the decline in market value is due to the broad decline in the equity securities markets and that the decline is temporary. None of the equity securities have been in a gross unrealized loss position of less than 80% of cost for more than six months.

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$128,640	$122,282	$125,249	$121,398
Reinsurance recoverables on unpaid losses and LAE	24,960	24,794	23,429	24,237

Net balance, beginning of period	103,680	97,488	101,820	97,161

Incurred related to:
Current year	20,637	20,053	42,463	40,043
Prior year	267	(1,122)	(1,495)	(3,029)

Total incurred before purchase accounting adjustments	20,904	18,931	40,968	37,014
Purchase accounting adjustments	(155)	(268)	(310)	(537)

Total incurred	20,749	18,663	40,658	36,477

Paid related to:
Current year	10,397	9,314	14,941	14,391
Prior year	8,693	5,850	22,198	18,260

Total paid	19,090	15,164	37,139	32,651

Net balance, end of period	105,339	100,987	105,339	100,987
Reinsurance recoverables on unpaid losses and LAE	24,260	24,663	24,260	24,663

Balance, end of period	$129,599	$125,650	$129,599	$125,650

Total reserves for unpaid for losses and loss adjustment expenses	$133,858	$130,568	$133,858	$130,568
Less: Term life premium waiver reserves	4,210	4,862	4,210	4,862
Less: Other	49	56	49	56

Balance, end of period	$129,599	$125,650	$129,599	$125,650

Incurred losses by segment were as follows for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands):

Three Months Ended June 30, 2008

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$8,921	$4,310	$6,126	$1,865	$21,222
Current period discount	(368)	(217)	—	—	(585)
Prior year, gross of discount	(1,000)	(2,006)	241	2,470	(295)
Accretion of prior period discount	364	198	—	—	562

Total incurred before purchase accounting adjustments	7,917	2,285	6,367	4,335	20,904
Purchase accounting adjustments	(137)	(26)	—	8	(155)

Total incurred	$7,780	$2,259	$6,367	$4,343	$20,749

Three Months Ended June 30, 2007

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$8,934	$4,050	$5,912	$2,017	$20,913
Current period discount	(591)	(269)	—	—	(860)
Prior year, gross of discount	(1,200)	(544)	139	131	(1,474)
Accretion of prior period discount	243	109	—	—	352

Total incurred before purchase accounting adjustments	7,386	3,346	6,051	2,148	18,931
Purchase accounting adjustments	(242)	(40)	—	14	(268)

Total incurred	$7,144	$3,306	$6,051	$2,162	$18,663

Six Months Ended June 30, 2008

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$18,009	$8,039	$13,610	$3,853	$43,511
Current period discount	(696)	(352)	—	—	(1,048)
Prior year, gross of discount	(2,500)	(2,621)	(616)	3,123	(2,614)
Accretion of prior period discount	759	360	—	—	1,119

Total incurred before purchase accounting adjustments	15,572	5,426	12,994	6,976	40,968
Purchase accounting adjustments	(274)	(52)	—	16	(310)

Total incurred	$15,298	$5,374	$12,994	$6,992	$40,658

Six Months Ended June 30, 2007

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$16,808	$7,670	$12,784	$4,119	$41,381
Current period discount	(919)	(419)	—	—	(1,338)
Prior year, gross of discount	(2,248)	(1,026)	(1,297)	362	(4,209)
Accretion of prior period discount	810	370	—	—	1,180

Total incurred before purchase accounting adjustments	14,451	6,595	11,487	4,481	37,014
Purchase accounting adjustments	(484)	(80)	—	27	(537)

Total incurred	$13,967	$6,515	$11,487	$4,508	$36,477

The Company’s results of operations include favorable development on prior year reserves of $295 and $2,614 for the three and six months ended June 30, 2008, respectively, compared to favorable development of $1,474 and $4,209 for the same periods in 2007, respectively. The decrease in favorable development from 2007 to 2008 primarily reflects higher than expected reported losses related to prior accident years in the specialty reinsurance segment. The workers’ compensation insurance segment and the segregated portfolio cell reinsurance segment reported favorable development in 2008 and 2007, reflecting a decrease in prior accident period loss development factors as a result of claim settlements equal to, or less than, the previously established case and IBNR reserves. The favorable development in the group benefits insurance segment for the six months ended June 30, 2008 and 2007 primarily reflects better than anticipated loss experience on prior accident year reserves in the dental and short-term disability lines and prior year claim terminations in the long-term disability line during 2007.

9. Segment Information

The Company’s current operations are organized into the five following business segments.

Workers’ Compensation Insurance

The Company offers workers’ compensation insurance coverage to employers, primarily in Pennsylvania, Maryland and Delaware. The Company offers a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, specialty reinsurance, and corporate/other segments totaling approximately $1,273 and $1,119 for the three months ended June 30, 2008 and 2007, respectively, and $3,779 and $4,053 for the six months ended June 30, 2008 and 2007, respectively.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, and term life insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. Net premiums earned, by product, for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Dental	$5,685	$5,372	$11,333	$10,534
Short-term disability	1,625	1,669	3,307	3,304
Long-term disability	378	432	820	850
Term life	1,454	1,417	2,914	2,826

Total	$9,142	$8,890	$18,374	$17,514

Specialty Reinsurance

The Company assumes business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provides coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provides commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program, for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
EnviroGuard	$2,303	$2,475	$4,865	$5,190
EIA	833	1,244	1,765	2,308
Other	—	208	6	208
Purchase accounting	—	(198)	—	(849)

Total	$3,136	$3,729	$6,636	$6,857

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

The following table represents the segment results for the three months ended June 30, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$15,372	$5,592	$9,142	$3,136	$—	$33,242
Net investment income	464	271	767	363	208	2,073
Net realized investment gains	6	213	22	176	181	598
Other revenue	—	—	—	112	27	139

Total revenue	15,842	6,076	9,931	3,787	416	36,052

Expenses:
Losses and LAE incurred	7,780	2,256	6,319	4,343	—	20,698
Acquisition and other underwriting expenses	1,023	1,725	1,370	940	(342)	4,716
Other expenses	2,606	38	1,307	179	2,336	6,466
Amortization of intangibles	—	—	—	—	328	328
Policyholder dividend expense	(9)	—	—	—	—	(9)
Segregated portfolio dividend expense	—	2,057	—	—	(418)	1,639

Total expenses	11,400	6,076	8,996	5,462	1,904	33,838

Income (loss) before income taxes	4,442	—	935	(1,675)	(1,488)	2,214
Income tax expense (benefit)	1,490	—	259	(589)	(449)	711

Net income (loss)	$2,952	$—	$676	$(1,086)	$(1,039)	$1,503

Total assets	$206,342	$55,295	$95,112	$49,820	$(29,535)	$377,034

The following table represents the segment results for the three months ended June 30, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$13,640	$5,574	$8,890	$3,729	$—	$31,833
Net investment income	1,153	382	722	503	478	3,238
Net realized investment gains (losses)	308	67	623	(5)	14	1,007
Other revenue	—	—	—	67	89	156

Total revenue	15,101	6,023	10,235	4,294	581	36,234

Expenses:
Losses and LAE incurred	7,144	3,306	5,959	2,162	—	18,571
Acquisition and other underwriting expenses	643	1,689	1,438	1,010	(62)	4,718
Other expenses	1,852	128	1,401	196	1,591	5,168
Amortization of intangibles	—	—	—	—	435	435
Policyholder dividend expense	153	—	—	—	—	153
Segregated portfolio dividend expense	—	900	—	—	(230)	670

Total expenses	9,792	6,023	8,798	3,368	1,734	29,715

Income (loss) before income taxes	5,309	—	1,437	926	(1,153)	6,519
Income tax expense (benefit)	1,591	—	506	324	(216)	2,205

Net income (loss)	$3,718	$—	$931	$602	$(937)	$4,314

Total assets	$196,369	$50,132	$108,971	$49,987	$(14,402)	$391,057

The following table represents the segment results for the six months ended June 30, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$30,139	$11,096	$18,374	$6,636	$—	$66,245
Net investment income	1,376	564	1,626	686	435	4,687
Net realized investment (losses) gains	(105)	261	(329)	296	182	305
Other revenue	—	—	—	415	(60)	355

Total revenue	31,410	11,921	19,671	8,033	557	71,592

Expenses:
Losses and LAE incurred	15,298	5,371	12,752	6,992	—	40,413
Acquisition and other underwriting expenses	2,224	3,434	2,859	1,989	(870)	9,636
Other expenses	5,185	51	2,759	326	4,208	12,529
Amortization of intangibles	—	—	—	—	656	656
Policyholder dividend expense	(72)	—	—	—	—	(72)
Segregated portfolio dividend expense	—	3,065	—	—	(492)	2,573

Total expenses	22,635	11,921	18,370	9,307	3,502	65,735

Income (loss) before income taxes	8,775	—	1,301	(1,274)	(2,945)	5,857
Income tax expense (benefit)	2,829	—	313	(446)	(916)	1,780

Net income (loss)	$5,946	$—	$988	$(828)	$(2,029)	$4,077

Total assets	$206,342	$55,295	$95,112	$49,820	$(29,535)	$377,034

The following table represents the segment results for the six months ended June 30, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$25,659	$10,932	$17,514	$6,857	$—	$60,962
Net investment income	2,375	633	1,570	775	865	6,218
Net realized investment gains (losses)	611	159	925	(5)	41	1,731
Other revenue	—	—	—	404	(66)	338

Total revenue	28,645	11,724	20,009	8,031	840	69,249

Expenses:
Losses and LAE incurred	13,967	6,514	11,522	4,508	—	36,511
Acquisition and other underwriting expenses	1,576	3,169	2,770	1,729	(1,177)	8,067
Other expenses	3,595	208	2,772	358	3,692	10,625
Amortization of intangibles	—	—	—	—	869	869
Policyholder dividend expense	254	—	—	—	—	254
Segregated portfolio dividend expense	—	1,833	—	—	(441)	1,392

Total expenses	19,392	11,724	17,064	6,595	2,943	57,718

Income (loss) before income taxes	9,253	—	2,945	1,436	(2,103)	11,531
Income tax expense (benefit)	2,898	—	1,018	503	(353)	4,066

Net income (loss)	$6,355	$—	$1,927	$933	$(1,750)	$7,465

Total assets	$196,369	$50,132	$108,971	$49,987	$(14,402)	$391,057

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

11. Junior Subordinated Debentures

On May 15, 2008, the Company called its junior subordinated debentures at par. The Company paid $8,400 to satisfy its outstanding obligation related to the debentures, including accrued interest of $253.

12. Agency Stock Purchase Plan

On June 17, 2008, the Company announced its 2008 Agency Stock Purchase Plan (the “Stock Purchase Plan”). The purpose of the Stock Purchase Plan is to provide eligible insurance agencies of the Company with the opportunity to purchase the Company’s common stock at a discount from fair market value and is designed to foster the common interests of the Company and agencies in achieving long-term profitable growth for the Company. The Company has reserved 125,000 shares of its common stock for purchase under the Stock Purchase Plan for the five-year period ending June 30, 2013. Common stock issued under the Stock Purchase Plan will be issued from treasury stock.

13. Subsequent Event–Acquisition of Employers Security

On August 6, 2008, the Company executed a definitive agreement to acquire Employers Security Holding Company and Subsidiaries (“Employers”) in a transaction valued at approximately $14.9 million, including the assumption of $2.9 million in debt. Employers’ wholly-owned subsidiary is Employers Security Insurance Company, an Indianapolis, Indiana based mono-line workers’ compensation insurance company.

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

Overview

The Company’s results of operations for the three and six months ended June 30, 2008, compared to the same periods in 2007 include the following:

•

Unfavorable prior year reserve development in the specialty reinsurance segment totaling $2.5 million and $3.1 million for the three and six months ended June 30, 2008, respectively, which resulted in an increase in the loss ratio from 2007 to 2008;

•

Purchase accounting adjustments that increased net income by $147,000 and $231,000 for the three and six months ended June 30, 2008, respectively, compared to adjustments that increased (decreased) net income by $21,000 and ($345,000) for the same periods in 2007, respectively;

•

An increase in net premiums earned, primarily reflecting strong renewal rate retention in the workers compensation insurance segment and the impact of new business sales in the group benefits insurance segment during 2007, which increased the number of certificates in-force from 2007 to 2008;

•

A decline in the value of a limited partnership interest totaling $571,000 and $835,000 for the three and six months ended June 30, 2008, respectively, compared to a decline of $23,000 and $14,000 for the same periods in 2007, respectively;

•

Net realized losses related to a decline in the fair value of the Company’s convertible bond portfolio totaling $449,000 and $1,032,000 for the three and six months ended June 30, 2008, respectively, compared to an increase in the fair value of $117,000 and a decline of $180,000 for the same periods in 2007, respectively; and

•

An increase in the expense ratio from 2007 to 2008, primarily reflecting costs associated with the opening of a regional office in North Carolina in the workers’ compensation insurance segment and the reduction in the quota share reinsurance treaty in the specialty reinsurance segment.

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

Net premiums earned. Net premiums earned are the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2007, one-half of the premiums would be earned in 2007 and the other half would be earned in 2008. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company can estimate earned but unbilled premiums because it keeps track, by policy, of how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date. The majority of the Company’s group benefits insurance policies are billed on a monthly basis with premiums being earned in the month in which coverage is provided. As a result, there is minimal unearned premium related to the group benefits insurance policies as of the balance sheet date.

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

Income tax expense. EIHI and certain of its subsidiaries pay federal, state and local income taxes. Income tax expense includes an amount for both current and deferred income taxes. Current income tax expense includes an amount for the Company’s current year federal income tax liability and any adjustments related to differences between the prior year federal income tax estimate and the actual income tax expense reported in the consolidated federal income tax return. Deferred tax expense represents the change in the Company’s net deferred tax asset, exclusive of the tax effect related to changes in unrealized gains and losses in the Company’s investment portfolio and changes in the unrecognized amounts related to the Company’s benefit plan liabilities.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of June 30, 2008, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of 3%, which is based on regulatory guidelines. As of June 30, 2008 and December 31, 2007, the Company’s reserves for unpaid losses and LAE were reduced by $3,401 and $3,474, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance segments as of June 30, 2008 (unaudited) and December 31, 2007 are summarized below (in thousands):

June 30, 2008	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$23,611	$9,355	$11,218	$14,315	$58,499
Case incurred development, IBNR, and unallocated LAE reserves	23,240	12,423	4,611	13,307	53,581
Amount of discount	(2,312)	(1,089)	—	—	(3,401)

Net reserves	44,539	20,689	15,829	27,622	108,679
Reinsurance recoverables on unpaid losses and LAE	2,870	2,776	18,794	—	24,440
Purchase accounting adjustments	667	109	—	(37)	739

Reserves for unpaid losses and LAE	$48,076	$23,574	$34,623	$27,585	$133,858

December 31, 2007	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$19,915	$8,906	$12,131	$10,873	$51,825
Case incurred development, IBNR, and unallocated LAE reserves	25,295	13,083	4,251	14,117	56,746
Amount of discount	(2,375)	(1,099)	—	—	(3,474)

Net reserves	42,835	20,890	16,382	24,990	105,097
Reinsurance recoverables on unpaid losses and LAE	2,709	2,033	18,900	—	23,642
Purchase accounting adjustments	941	161	—	(53)	1,049

Reserves for unpaid losses and LAE	$46,485	$23,084	$35,282	$24,937	$129,788

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three and six months ended June 30, 2008 and 2007, the Company did not experience any declines in investment securities that were determined to be other-than-temporary. As of June 30, 2008, the Company held securities with gross unrealized losses of $4,312, of which $1,799 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equities. If an equity security has a market value below 80% of cost and remains below 80% of cost for more than three months, a review of the financial condition and prospects of the company is performed to determine if the decline in market value is other-than-temporary. A specific determination is made for any such security. Equity securities in an unrealized loss position not meeting these quantitative thresholds are evaluated considering, among other things, the magnitude and reasons for the decline and the prospects for the fair value of the securities to recover in the near term. If the decline in market value is judged to be other-than-temporary, then the cost basis of the security is written down to realizable value. Equity securities whose market value has been below 80% of cost for more than six months are deemed other-than-temporarily impaired and are written down to net realizable value. Realizable value is defined as the quoted market price of the security.

Fixed income securities. A fixed income security generally is written down if the Company is unable to hold or otherwise intends to sell a security with an unrealized loss, or if it is probable that it will be unable to collect all amounts due according to the contracted terms of a debt security not impaired at acquisition. A fixed income security review for collectibility is done if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80% of amortized cost due to deterioration in credit quality.

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of June 30, 2008 (unaudited) and December 31, 2007, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	June 30, 2008	December 31, 2007
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$2,103	$1,924
Unearned premium reserves	$31,074	$24,707

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$3,605	$2,137
Unearned premium reserves	$13,068	$7,716

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$75	$83

Specialty reinsurance segment:
Deferred policy acquisition costs	$1,460	$2,196
Unearned premium reserves	$4,866	$7,320

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

Reinsurance Recoverables

Amounts recoverable from the Company’s reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid losses and LAE are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and LAE affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers.

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

SFAS 141R

In December 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141R”), which revises the accounting for business combination transactions previously accounted for under SFAS No. 141, “Business Combinations” (“SFAS 141”), and broadens the scope of transactions which should be accounted for under this standard. SFAS 141R retains the fundamental requirements of SFAS 141 in that the acquisition method of accounting is still used, and an acquirer must be identified in all business combinations. SFAS 141R applies prospectively to business combinations which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity is prohibited from applying SFAS 141R prior to that date. The Company is currently in the process of evaluating the impact of SFAS 141R.

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

SFAS 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 will not affect the Company’s consolidated financial condition or results of operations, but may require additional disclosures if the Company enters into derivative and hedging activities.

SFAS 163

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 clarifies how FASB Statement No. 60 applies to the recognition and measurement of premium revenue and claim liabilities under financial guarantee insurance contracts and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about an entity’s risk management activities. The Company does not currently write financial guarantee insurance contracts; therefore, the adoption of SFAS 163 will not affect the Company’s consolidated financial condition or results of operations.

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net premiums written	$31,617	$29,488	$75,437	$72,181

Net premiums earned	$33,242	$31,833	$66,245	$60,962
Net investment income	2,073	3,238	4,687	6,218
Net realized investment gains	598	1,007	305	1,731
Other revenue	139	156	355	338

Consolidated revenue	$36,052	$36,234	$71,592	$69,249

The decrease in consolidated revenue for the three months ended June 30, 2008, compared to the same period in 2007, primarily reflects the impact of the fixed income and equity securities markets. The decrease in net investment income primarily reflects a decline in a limited partnership interest totaling $571,000, lower fixed income securities as a result of the Company’s stock buyback program and the repayment of the junior subordinated debentures, and lower short-term interest rates. The decrease in net realized investment gains primarily reflects a decline in the fair value of the Company’s convertible bond portfolio.

The components of consolidated net income (loss), by segment, for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Workers’ compensation insurance	$2,952	$3,718	$5,946	$6,355
Segregated portfolio cell reinsurance	—	—	—	—
Group benefits insurance	676	931	988	1,927
Specialty reinsurance	(1,086)	602	(828)	933
Corporate/other	(1,039)	(937)	(2,029)	(1,750)

Consolidated net income	$1,503	$4,314	$4,077	$7,465

The decrease in consolidated net income primarily reflects the decreases in net investment income and net realized investment gains, unfavorable prior year reserve development in the specialty reinsurance segment and an increase in the group benefits loss ratio.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Direct premiums written	$22,513	$19,221	$56,651	$52,881
Reinsurance premiums assumed	220	560	407	784
Ceded premiums written	(7,417)	(7,112)	(20,621)	(21,983)

Net premiums written	15,316	12,669	36,437	31,682
Change in unearned premiums	56	971	(6,298)	(6,023)

Net premiums earned	15,372	13,640	30,139	25,659
Net investment income	464	1,153	1,376	2,375
Net realized investment gains (losses)	6	308	(105)	611

Total revenue	$15,842	$15,101	$31,410	$28,645

Expenses:
Losses and LAE incurred	$7,780	$7,144	$15,298	$13,967
Acquisition and other underwriting expenses	1,023	643	2,224	1,576
Other expenses	2,606	1,852	5,185	3,595
Policyholder dividend expense	(9)	153	(72)	254

Total expenses	$11,400	$9,792	$22,635	$19,392

Income before income taxes	4,442	5,309	8,775	9,253
Income tax expense	1,490	1,591	2,829	2,898

Net income	$2,952	$3,718	$5,946	$6,355

Net Income

The decrease in net income primarily reflects an increase in the expense ratio and a decrease in net investment income, partially offset by a decrease in the calendar period loss and LAE ratio and impact of purchase accounting adjustments. Purchase accounting adjustments increased net income by $89,000 and $178,000 for the three and six months ended June 30, 2008, respectively, compared to an increase of $45,000 and a decrease of $317,000 for the same periods in 2007, respectively.

The workers’ compensation insurance ratios were as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss and LAE ratio	50.6%	52.4%	50.8%	54.4%
Expense ratio	23.6%	18.3%	24.6%	20.2%
Policyholders’ dividend ratio	0.0%	1.1%	(0.3)%	1.0%

Combined ratio	74.2%	71.8%	75.1%	75.6%

Premiums

The increase in direct premiums written primarily reflects an improved premium renewal retention rate and a decrease in the impact of purchase accounting adjustments, partially offset by renewal rate decreases of 7.2% in 2008, compared to rate decreases of 3.8% in 2007. Direct premiums written for traditional business and alternative markets were $16.5 million and $6.0 million, respectively, for the three months ended June 30, 2008 and $38.8 million and $17.9 million for the six months ended June 30, 2008, respectively. Direct premiums written include the impact of premium renewal retention rates of 88.8% and 88.5%, respectively, for 2008 and 2007. Direct premiums written for the three and six months ended June 30, 2007 includes a reduction of $214,000 and $1.2 million, respectively, related to the amortization of purchase accounting adjustments, compared to no purchase accounting amortization in 2008.

Net Investment Income

The decrease in net investment income primarily reflects a decline in value on a limited partnership interest and a slight decrease in the portfolio yield. The average yield on the fixed income portfolio was 4.42% as of June 30, 2008, compared to 4.51% as of June 30, 2007.

Net Realized Gains

The decrease in net realized investment gains primarily reflects the decline in the fair value of the convertible bond portfolio from 2007 to 2008. The fair value of the convertible bond portfolio declined $121,000 and $269,000 for the three and six months ended June 30, 2008, respectively, compared to an increase of $27,000 and $84,000 for the same periods in 2007, respectively. Net realized gains for the six months ended June 30, 2007 also include gains recognized on the sale of an equity portfolio.

Losses and Loss Adjustment Expenses

The decrease in the calendar period loss and LAE ratios primarily reflects a decrease in the current accident period loss ratio. The accident period loss and LAE ratio was 60.0% for the three and six months ended June 30, 2008, compared to 62.0% for the three and six months ended June 30, 2007. Favorable loss reserve development on prior accident periods of $1.0 million and $2.5 million was recorded for the three and six months ended June 30, 2008, respectively, compared to $1.2 million and $2.2 million for the same periods in 2007, respectively. The favorable reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2008 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of June 30, 2008. For the three and six months ended June 30, 2008, the Company closed 94, or 16.5%, and 193 or 33.9%, respectively, of the 570 open lost time claims as of December 31, 2007. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2006, 2007, and to a lesser extent in 2008 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements. For the three and six months ended June 30, 2008 and 2007, there were no claims that exceeded the Company’s $500,000 reinsurance retention.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses primarily reflects growth in net premiums earned and a decrease in fee based revenue from the segregated portfolio reinsurance segment during 2008, which is netted against acquisition and other underwriting expenses.

Other Expenses

The increase in other expenses primarily reflects start-up costs incurred in conjunction with the Company’s expansion into the Southeast and other state licensing initiatives.

Policyholder Dividends

The decrease in the policyholders’ dividend ratio is due to an increase in the loss ratio of participating policies. Policyholder dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. In 2008 and 2007, 12.5% and 11.1%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three and six months ended June 30, 2008 was 33.5% and 32.2%, respectively, and 30.0% and 31.3% for the three and six months ended June 30 2007, respectively. The increase in the effective tax rate from 2007 to 2008 primarily reflects rehabilitation tax credits recognized in 2007.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Reinsurance premiums assumed	$6,019	$4,781	$17,865	$17,240
Ceded premiums written	(709)	(619)	(1,417)	(1,126)

Net premiums written	5,310	4,162	16,448	16,114
Change in unearned premiums	282	1,412	(5,352)	(5,182)

Net premiums earned	5,592	5,574	11,096	10,932
Net investment income	271	382	564	633
Net realized investment gains	213	67	261	159

Total revenue	$6,076	$6,023	$11,921	$11,724

Expenses:
Losses and LAE incurred	$2,256	$3,306	$5,371	$6,514
Acquisition and other underwriting expenses	1,725	1,689	3,434	3,169
Other expenses	38	128	51	208
Segregated portfolio dividend expense (1)	2,057	900	3,065	1,833

Total expenses	$6,076	$6,023	$11,921	$11,724

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss and LAE ratio	40.3%	59.3%	48.4%	59.6%
Expense ratio	31.6%	32.6%	31.4%	30.9%

Combined ratio	71.9%	91.9%	79.8%	90.5%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects an improved premium renewal retention rate, increased new business production, and a decrease in the impact of purchase accounting adjustments, partially offset by a decrease in audit premiums and continued renewal rate decreases. New business sales totaled $1.2 million and $2.0 million for the three and six months ended June 30, 2008, respectively, compared to $324,000 and $1.1 million for the same period in 2007, respectively. Reinsurance premiums assumed in 2008 and 2007 include the impact of renewal rate decreases of 2.6% and 3.4%, respectively, and premium renewal retention rates of 89.8% and 89.5%, respectively. The decrease in audit premiums reflects return premium to customers of $110,000 and $466,000 for the three and six months ended June 30, 2008, respectively, compared to additional premium to the Company of $44,000 and $159,000 for the three and six months ended June 30, 2007, respectively. Reinsurance premiums assumed for the three and six months ended June 30, 2007 includes a reduction of $198,000 and $849,000, respectively, related to the amortization of purchase accounting adjustments, compared to no purchase accounting amortization in 2008.

Losses and Loss Adjustment Expenses

The decrease in the calendar period loss and LAE ratios from 2007 to 2008 reflects favorable loss reserve development recorded on prior accident periods of $2.0 million and $2.6 million for the three and six months ended June 30, 2008, respectively, compared to $544,000 and $1,026,000 for the same periods in 2007, respectively, which lowered loss ratios for the three months ended June 30, 2008 and 2007 by 35.9 points and 9.8 points, respectively, and lowered loss ratios for the six months ended June 30, 2008 and 2007 by 23.6 points and 9.4 points, respectively. The favorable loss reserve development on prior accident periods relates primarily to a decrease in the prior year loss development factors used to estimate losses and LAE. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2008 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of June 30, 2008. Purchase accounting adjustments recorded in 2007 increased the calendar period loss ratio by 1.0 points and 1.7 points for the three and six months ended June 30, 2007, respectively, compared to negligible purchase accounting adjustments in 2008.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and six months ended June 30, 2008 and 2007.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Direct premiums written	$9,767	$9,568	$19,565	$18,870
Ceded premiums written	(626)	(676)	(1,195)	(1,355)

Net premiums written	9,141	8,892	18,370	17,515
Change in unearned premiums	1	(2)	4	(1)

Net premiums earned	9,142	8,890	18,374	17,514
Net investment income	767	722	1,626	1,570
Net realized investment gains (losses)	22	623	(329)	925

Total revenue	$9,931	$10,235	$19,671	$20,009

Expenses:
Losses and LAE incurred	$6,319	$5,959	$12,752	$11,522
Acquisition and other underwriting expenses	1,370	1,438	2,859	2,770
Other expenses	1,307	1,401	2,759	2,772

Total expenses	$8,996	$8,798	$18,370	$17,064

Income before income taxes	935	1,437	1,301	2,945
Income tax expense	259	506	313	1,018

Net income	$676	$931	$988	$1,927

Net Income

The decrease in net income from 2007 to 2008 primarily reflects an increase in the calendar period loss ratio and a reduction in net realized investment gains. The increase in the loss ratio primarily reflects increased utilization in the dental line and the negative loss ratio in the long-term disability line in 2007. Net realized investment gains (losses) in 2008 reflect the decline in the fair market value of the convertible bond portfolio, which is related to the current conditions in the equity securities markets.

The group benefits insurance ratios were as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss and LAE ratio	69.1%	67.0%	69.4%	65.8%
Expense ratio	29.3%	31.9%	30.6%	31.6%

Combined ratio	98.4%	98.9%	100.0%	97.4%

Premiums

Direct premiums written, by line of business, for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dental	$5,685	$5,376	$11,333	$10,536
Short-term disability	1,625	1,669	3,303	3,306
Long-term disability	944	1,027	1,899	2,044
Term life	1,513	1,496	3,030	2,984

Total	$9,767	$9,568	$19,565	$18,870

The increase in direct premiums written reflects a 2.4% increase in certificates in-force. The increase in certificates in-force reflects the increase in new business sales and the improvement in the renewal retention rate during 2007.

The decrease in ceded premiums written primarily reflects a change in the Company’s reinsurance rate under its term life reinsurance contract.

Net Investment Income

Net investment income includes an increase of $72,000 and $257,000 related to the change in interest in limited partnerships for the three and six months ended June 30, 2008, compared to a decrease of $35,000 and $124,000 for the same periods in 2007. The yield on the fixed income portfolio was 5.28% as of June 30, 2008, compared to 5.32% as of June 30, 2007.

Net Realized Investment Gains

The decrease in net realized investment gains primarily reflects the decline in the fair value of the convertible bond portfolio. The fair value of the convertible bond portfolio declined $328,000 and $763,000 for the three and six months ended June 30, 2008, compared to an increase of $90,000 and a decrease of $265,000 for the same periods in 2007.

Losses and Loss Adjustment Expenses

The increase in losses and LAE primarily reflects an increase in the calendar period loss ratio from 2007 to 2008. The calendar period loss ratios, by line of business, for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dental	78.6%	73.5%	76.2%	70.3%
Short-term disability	60.4%	74.8%	64.5%	73.0%
Long-term disability	64.9%	-10.9%	60.5%	-8.9%
Term life	38.0%	42.7%	48.3%	57.4%
Total group benefits	69.1%	67.0%	69.4%	65.8%

Dental

The increase in the dental loss ratio reflects an accident period loss ratio of 79.0% for the six months ended June 30, 2008, compared to an accident period loss ratio of 73.4% for the same period in 2007. The increase in the accident period loss ratio reflects increased utilization and claim cost inflation. The calendar period loss ratio reflects favorable development on prior accident period reserves, which reduced the loss ratio by 2.8 and 3.1 percentage points in 2008 and 2007, respectively.

Short-term Disability

The decrease in the short-term disability loss ratio reflects an accident period loss ratio of 68.7% for the six months ended June 30, 2008, compared to an accident period loss ratio of 77.6% for the same period in 2007. The decrease in the accident period loss ratio reflects a decrease in claim frequency and severity. The calendar period loss ratio reflects favorable development on prior accident period reserves, which reduced the loss ratio by 4.2 and 4.6 percentage points in 2008 and 2007, respectively.

Long-term Disability

The increase in the long-term disability loss ratio primarily reflects the impact of claim terminations in 2007. Claim terminations and other reserve adjustments reduced long-term disability reserves by $152,000 and $449,000 for the three and six months ended June 30, 2008, compared to $450,000 and $1.1 million for the same periods in 2007. The 2007 terminations included several claims with reserves in excess of $100,000.

Term Life

The decrease in the term life loss ratio reflects a reduction in death claims from 2007 to 2008, as well as a decrease in premium waiver reserves.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses for the six months ended June 30, 2008, compared to the same period in 2007, reflects the increase in direct premiums written.

Other Expenses

The decrease in other expenses primarily reflects savings from improved operating efficiencies.

Tax Expense

The effective tax rate was 27.7% and 24.1% for the three and six months ended June 30, 2008, compared to 35.2% and 34.6% for the same periods in 2007, respectively. The decrease in the effective tax rate reflects the impact of tax-exempt interest income.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Reinsurance premiums assumed	$1,850	$3,765	$4,182	$6,870
Change in unearned premiums	1,286	(36)	2,454	(13)

Net premiums earned	$3,136	$3,729	$6,636	$6,857
Net investment income	363	503	686	775
Net realized investment gains (losses)	176	(5)	296	(5)
Other revenue	112	67	415	404

Total revenue	$3,787	$4,294	$8,033	$8,031

Expenses:
Losses and LAE incurred	$4,343	$2,162	$6,992	$4,508
Acquisition and other underwriting expenses	940	1,010	1,989	1,729
Other expenses	179	196	326	358

Total expenses	$5,462	$3,368	$9,307	$6,595

(Loss) income before income taxes	(1,675)	926	(1,274)	1,436
Income tax (benefit) expense	(589)	324	(446)	503

Net (loss) income	$(1,086)	$602	$(828)	$933

Net (Loss) Income

The decrease in net income primarily reflects an increase in the loss and LAE ratio, partially offset by a reduction in purchase accounting adjustments from 2007 to 2008. Net income for the three and six months ended June 30, 2007 was reduced by $58,000 and $220,000, respectively, related to the amortization of purchase accounting adjustments, compared to negligible purchase accounting adjustments in 2008.

The specialty reinsurance ratios were as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss and LAE ratio	138.5%	58.0%	105.4%	65.7%
Expense ratio	35.7%	32.4%	34.9%	30.5%

Combined ratio	174.2%	90.4%	140.3%	96.2%

Reinsurance Premiums Assumed

Reinsurance premiums assumed, by line of business, were as follows for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
EnviroGuard	$1,372	$2,744	$2,919	$5,229
EIA liability	478	1,011	1,257	2,282
Other	—	208	6	208
Purchase accounting adjustments	—	(198)	—	(849)

Total assumed premiums	$1,850	$3,765	$4,182	$6,870

The decrease in reinsurance premiums assumed is due to a decrease in the quota share participation percentage on the specialty reinsurance segment treaty from 25% to 15% effective January 1, 2008.

Net Investment Income

The decrease in net investment income reflects the reduction in reinsurance premiums assumed and a slight decrease in the portfolio yield. The average yield on the fixed income portfolio was 4.09% as of June 30, 2008, compared to 4.69% as of June 30, 2007.

Losses and Loss Adjustment Expenses

The increase in the calendar period loss and LAE ratios reflects unfavorable loss reserve development on prior accident years of $2.5 million and $3.1 million for the three and six months ended June 30, 2008, respectively, and $131,000 and $362,000 for the same periods in 2007, respectively, which increased the loss ratios for the three months ended June 30, 2008 and 2007 by 78.8 points and 3.5 points, respectively, and increased the loss ratios for the six months ended June 30, 2008 and 2007 by 47.1 points and 5.3 points, respectively. The unfavorable loss reserve development was partially offset by a decrease in the impact of purchase accounting adjustments from 2007 to 2008. The unfavorable loss reserve development in 2008 relates to an increase in reported claims from the ceding company. The calendar year period loss ratio for the three and six months ended June 30, 2007 includes 3.3 points and 7.6 points, respectively, related to purchase accounting adjustments recorded to net premiums earned and losses and LAE. Purchase accounting adjustments in 2008 had a negligible impact on the 2008 calendar period loss ratios. The 2008 accident period loss and LAE ratio for EnviroGuard and EIA liability were 52.0% and 75.0%, respectively.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio is related to a reduction in the impact of purchase accounting adjustments in 2008, compared to 2007. Purchase accounting adjustments reduced acquisition and other underwriting expenses by $122,000 and $537,000 for the three and six months ended June 30, 2007, compared to no purchase accounting adjustments in 2008. As part of its quota share reinsurance agreement with the primary insurer, the Company pays the primary insurer a ceding commission based on assumed premiums. For the three and six months ended June 30, 2008 and 2007, the ceding commission paid to the primary insurer was 30.0%.

Tax Expense

The effective tax rate for the three and six months ended June 30, 2008 was 35.2% and 35.0%, respectively, compared to 35.0% for the same periods in 2007.

CORPORATE/OTHER

The increase in the net loss in the corporate/other segment primarily reflects a decline in net investment income. The decrease in net investment income reflects the decline in short-term interest rates as well as the decrease in cash related to the stock buyback program and the repayment of the junior subordinated debentures.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $377.0 million as of June 30, 2008, compared to $385.5 million as of December 31, 2007. The decrease primarily reflects the sale of investments to fund the Company’s stock buyback program and the repayment of the junior subordinated debentures, as well as the decrease in the market value of investments. This decrease was partially offset by an increase in premiums receivable, which are generally higher in June, and deferred income taxes. Premiums receivable totaled $32.9 million as of June 30, 2008, compared to $35.4 million as of June 30, 2007. The increase in deferred income taxes primarily reflects the decrease in the market value of the Company’s investments.

Consolidated liabilities totaled $214.7 million as of June 30, 2008, compared to $207.7 million as of December 31, 2007. The increase primarily reflects higher loss and LAE reserves, unearned premiums, and the segregated portfolio cell dividend payable, partially offset by the repayment of the junior subordinated debentures. The increase in loss and LAE reserves primarily reflects the unfavorable reserve development in the specialty reinsurance segment and new business growth in the workers compensation insurance segment. Unearned premiums are typically higher in June, consistent with premiums receivable. Unearned premiums totaled $49.1 million as of June 30, 2008, compared to $48.6 million as of June 30, 2007. The increase in the segregated portfolio cell dividend payable reflects the positive underwriting results in the segregated portfolio cell reinsurance segment.

Consolidated equity totaled $162.4 million as of June 30, 2008, compared to $177.8 million as of December 31, 2007. The decrease primarily reflects the stock buyback program, shareholder dividends, and a decline in the market value of the Company’s investments, offset by net income for the six months ended June 30, 2008.

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

CASH FLOWS

Cash flows for the six months ended June 30, 2008 and 2007 were as follows (unaudited, in thousands):

	2008	2007
Cash flows provided by operating activities	$13,126	$10,594
Cash flows provided by (used in) investing activities	9,272	(14,579)
Cash flows used in financing activities	(25,443)	(4,736)

Net decrease in cash and cash equivalents	$(3,045)	$(8,721)

The increase in cash flows from 2007 to 2008 primarily reflects proceeds from the sale of investments, offset by the Company’s stock buyback program and the repayment of the junior subordinated debentures. The increase in cash flows from operations primarily reflects the Company’s positive operating results through the first six months of 2008. The increase in proceeds from investments reflects the sale of investments to fund the stock buyback program and the repayment of the junior subordinated debentures.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 30, 2008, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolios. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of the Company’s invested assets are invested in equity securities (approximately 10.2% as of June 30, 2008), the Company does not believe that its exposure to equity risk is significant.

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

The following table presents information with respect to those purchases of our common stock made during the six months ended June 30, 2008 and 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	113,757	$16.23	113,757	915,878
February 1-28, 2008	540,271	$16.50	540,271	375,607
March 1-31, 2008	156,193	$15.38	156,193	219,414
April 1-30, 2008	74,610	$15.76	74,610	144,804
May 1-31, 2008	81,800	$15.99	81,800	63,004
June 1-30, 2008	31,797	$15.82	31,797	31,207	(a)

Total	998,428	$16.18	998,428

(a)	The maximum number of remaining shares represents the difference between 2,046,500 authorized shares and the number of shares repurchased as of June 30, 2008. The approval to repurchase an additional $10 million of the Company’s common stock is not included in this amount.

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	$	N/A	N/A	N/A
February 1-28, 2007	10,355		$14.40	10,355	557,197
March 1-31, 2007	61,868		$14.46	61,868	495,329
April 1-30, 2007	1,100		$15.00	1,100	494,229
May 1-31, 2007	29,319		$14.73	29,319	464,910
June 1-30, 2007	262,578		$15.22	262,578	202,332

Total	365,220		$15.03	365,220

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC.
(Registrant)

Dated: August 7, 2008	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: August 7, 2008	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer