Form 10-Q
period 2008-09-30
Eastern Insurance Holdings, Inc.
filed 2008-11-06
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2008,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK	Number of Shares Outstanding as of November 4, 2008
(No par Value)	9,533,279
(Title of Class)	(Outstanding Shares)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $180,714; $202,039)	$179,961	$205,785
Convertible bonds, at estimated fair value (amortized cost, $14,292; $14,232)	13,182	15,478
Equity securities, at estimated fair value (cost, $27,623; $19,578)	22,473	20,541
Other long-term investments, at estimated fair value (cost, $10,637; $10,386)	11,524	11,317

Total investments	227,140	253,121
Cash and cash equivalents	49,625	45,940
Accrued investment income	2,114	2,290
Premiums receivable (net of allowance, $567; $558)	36,813	26,846
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	28,490	26,303
Deferred acquisition costs	6,679	6,257
Deferred income taxes, net	6,694	1,229
Federal income taxes recoverable	1,979	846
Intangible assets	9,568	6,372
Goodwill	10,908	7,992
Other assets	10,587	8,322

Total assets	$390,597	$385,518

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$146,530	$129,788
Unearned premium reserves	52,356	39,826
Advance premium	1,348	1,380
Accounts payable and accrued expenses	11,823	8,422
Ceded reinsurance balances payable	6,303	6,762
Benefit plan liabilities	315	334
Segregated portfolio cell dividend payable	13,357	13,168
Loan payable	2,427	—
Junior subordinated debentures	—	8,007

Total liabilities	$234,459	$207,687

Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares - 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares - 20,000,000; issued - 11,597,723; outstanding – 9,551,569 and 10,580,858, respectively	—	—
Unearned ESOP compensation	(5,791)	(6,354)
Additional paid in capital	111,431	110,166
Treasury stock, at cost (2,051,154 and 1,016,865 shares, respectively)	(32,308)	(15,589)
Retained earnings	85,287	86,363
Accumulated other comprehensive (loss) income, net	(2,481)	3,245

Total shareholders’ equity	156,138	177,831

Total liabilities and shareholders’ equity	$390,597	$385,518

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Net premiums earned	$33,118	$34,264	$99,363	$95,226
Net investment income	755	3,108	5,442	9,326
Net realized investment (losses) gains	(4,518)	590	(4,213)	2,321
Other revenue	167	179	522	517

Total revenue	29,522	38,141	101,114	107,390

EXPENSES
Losses and loss adjustment expenses incurred	22,517	21,459	62,930	57,968
Acquisition and other underwriting expenses	4,588	4,097	14,224	11,266
Other expenses	6,584	6,452	19,113	17,977
Amortization of intangibles	328	434	984	1,303
Policyholder dividend expense	325	95	253	349
Segregated portfolio dividend expense	29	780	2,602	2,172

Total expenses	34,371	33,317	100,106	91,035

(Loss) income before income taxes	(4,849)	4,824	1,008	16,355
Income tax (benefit) expense	(1,760)	1,263	20	5,329

Net (loss) income	$(3,089)	$3,561	$988	$11,026

Other comprehensive (loss) income
Unrealized holding (losses) gains arising during period, net of tax of $(2,197), $866, $(3,667) and $568	(4,080)	1,608	(6,811)	1,054
Amortization of unrecognized benefit plan amounts, net of tax of $2, $3, $6, and $8	4	5	12	15
Less: Reclassification adjustment for (losses) gains included in net income, net of tax of $(893), $121, $(591), and $585	(1,658)	224	(1,097)	1,086

Other comprehensive (loss) income	(2,426)	1,379	(5,726)	(47)

Comprehensive (loss) income	$(5,515)	$4,940	$(4,738)	$10,979

Earnings per share (See Note 4):	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net (loss) income	$(3,089)	$3,561	$988	$11,026
Basic earnings per share	$(0.35)	$0.35	$0.11	$1.06
Diluted earnings per share	$(0.35)	$0.34	$0.11	$1.02

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2008

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2008

	Outstanding Shares							Accumulated Other Comprehensive Income (Loss) Net of Tax
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total
Balance, July 1, 2008	—	9,588,946	$—	$(5,978)	$111,026	$(31,661)	$89,044	$(55)	$162,376
ESOP shares released	—	—	—	187	86	—	—	—	273
Stock compensation expense	—	5,000	—	—	319	—	—	—	319
Repurchase of common stock	—	(42,377)	—	—	—	(647)	—	—	(647)
Shareholder dividend	—	—	—	—	—	—	(668)	—	(668)
Net loss	—	—	—	—	—	—	(3,089)	—	(3,089)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,426)	(2,426)

Balance, September 30, 2008	—	9,551,569	$—	$(5,791)	$111,431	$(32,308)	$85,287	$(2,481)	$156,138

Nine Months Ended September 30, 2008

	Outstanding Shares							Accumulated Other Comprehensive Income (Loss) Net of Tax
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total
Balance, January 1, 2008	—	10,580,858	$—	$(6,354)	$110,166	$(15,589)	$86,363	$3,245	$177,831
ESOP shares released	—	—	—	563	284	—	—	—	847
Stock compensation expense	—	5,000	—	—	949	—	—	—	949
Excess tax benefit from vested restricted stock	—	—	—	—	32	—	—	—	32
Repurchase of common stock	—	(1,034,289)	—	—	—	(16,719)	—	—	(16,719)
Shareholder dividend	—	—	—	—	—	—	(2,064)	—	(2,064)
Net income	—	—	—	—	—	—	988	—	988
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,726)	(5,726)

Balance, September 30, 2008	—	9,551,569	$—	$(5,791)	$111,431	$(32,308)	$85,287	$(2,481)	$156,138

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2007

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2007

	Outstanding Shares							Accumulated Other Comprehensive Income Net of Tax
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total
Balance, July 1, 2007	—	11,320,340	$—	$(6,728)	$109,303	$(4,156)	$76,773	$1,029	$176,221
ESOP shares released	—	—	—	189	107	—	—	—	296
Issuance of stock awards	—	—	—	—	317	—	—	—	317
Repurchase of common stock	—	(591,918)	—	—	—	(9,070)	—	—	(9,070)
Shareholder dividend	—	—	—	—	—	—	(580)	—	(580)
Net income	—	—	—	—	—	—	3,561	—	3,561
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	1,379	1,379

Balance, September 30, 2007	—	10,728,422	$—	$(6,539)	$109,727	$(13,226)	$79,754	$2,408	$172,124

Nine Months Ended September 30, 2007

	Outstanding Shares							Accumulated Other Comprehensive Income Net of Tax
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings		Total
Balance, January 1, 2007	—	11,351,048	$—	$(7,101)	$108,502	$—	$69,483	$2,860	$173,744
Adoption of SFAS 155	—	—	—	—	—	—	405	(405)	—
ESOP shares released	—	—	—	562	298	—	—	—	860
Issuance of stock awards	—	246,675	—	—	927	—	—	—	927
Repurchase of common stock	—	(869,301)	—	—	—	(13,226)	—	—	(13,226)
Shareholder dividend	—	—	—	—	—	—	(1,160)	—	(1,160)
Net income	—	—	—	—	—	—	11,026	—	11,026
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(47)	(47)

Balance, September 30, 2007	—	10,728,422	$—	$(6,539)	$109,727	$(13,226)	$79,754	$2,408	$172,124

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited, in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$988	$11,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	390	280
Net amortization of bond premium/discount	326	736
Net realized investment losses (gains)	4,212	(2,321)
Equity in loss (income) of limited partnerships	1,965	(413)
Deferred tax benefit	(3,437)	(1,323)
Stock compensation	1,828	1,786
Intangible asset amortization	984	1,303
Changes in assets and liabilities:
Accrued investment income	340	(63)
Premiums receivable	(6,797)	(11,727)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(125)	130
Deferred acquisition costs	(421)	(2,956)
Other assets	(259)	(1,805)
Reserves for unpaid losses and loss adjustment expenses	7,153	7,443
Unearned and advance premium	9,356	14,999
Ceded reinsurance balances payable	(459)	1,403
Accounts payable and accrued expenses	2,489	1,615
Segregated portfolio cell dividend payable	189	2,731
Benefit plan liabilities	(36)	(57)
Federal income taxes recoverable/payable	(1,483)	(3,050)

Net cash provided by operating activities	17,203	19,737

Cash flows from investing activities:
Purchase of fixed income securities	(34,171)	(96,167)
Purchase of equity securities	(11,070)	(11,299)
Purchase of other long-term investments	(3,000)	(500)
Proceeds from sale of fixed income securities	39,907	30,990
Proceeds from maturities/calls of fixed income securities	25,701	49,417
Proceeds from equity securities	4,263	10,907
Proceeds from other long-term investments	820	1,876
Change in unsettled investment purchases and sales	—	230
Acquisition of Employers Security Holding Company, net of cash received	(8,025)	—
Principal payments received on mortgage loans	7	10
Purchase of equipment, net	(1,192)	(222)

Net cash provided by (used in) investing activities	13,377	(14,758)

Cash flows from financing activities:
Repurchase of common stock	(16,719)	(13,226)
Repayment of junior subordinated debentures	(8,007)	—
Shareholder dividend	(2,064)	(1,160)
Excess tax benefit from vested restricted stock	32	—

Net cash used in financing activities	(26,758)	(14,386)

Net increase (decrease) in cash and cash equivalents	3,685	(9,407)
Cash and cash equivalents, beginning of period	45,940	50,703

Cash and cash equivalents, end of period	$49,625	$41,296

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,875	$9,300
Cash paid for interest	$468	$455

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

On September 29, 2008, EIHI acquired all of the outstanding stock of Employers Security Holding Company (“ESHC”) and its wholly-owned subsidiaries, Employers Security Insurance Company and Affinity Management Services (Note 3). Employers Security Insurance Company (“ESIC”) is an Indiana-domiciled, mono-line workers’ compensation insurance company licensed to write business in Indiana, Illinois and Missouri.

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

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. Net investment income and segregated portfolio dividend expense for the three and nine months ended September 30, 2007 were reduced by $774 to reflect the elimination of an inter-company transaction between the corporate/other and segregated portfolio cell reinsurance segments.

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

Equity Securities

The Company’s investments in equity securities, which consist primarily of index and exchange-traded mutual funds, are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. The estimated fair value of equity securities is determined based on quoted market prices or independent broker quotes.

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

Other Long-Term Investments

Other long-term investments consist primarily of investments in limited partnerships. Investments in limited partnerships are reported in the consolidated financial statements using the equity method. Changes in the value of the Company’s proportionate share of its limited partnership investments are included in net investment income in the consolidated statements of operations and comprehensive income (loss). The Company reports changes in the value of its limited partnership investments on a month lag (quarter lag for one investment) as a result of the timing of statements being received from the limited partnership. The Company monitors its limited partnership investments for declines in value that may be other-than-temporary. When a limited partnership interest is determined to be other-than-temporarily impaired, the Company reduces its interest in the limited partnership to its current estimated fair value at the balance sheet date. The impairment is recorded as a reduction to net investment income in the consolidated statements of operations and comprehensive income (loss).

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of September 30, 2008 and December 31, 2007 and included in net premiums earned, totaled $1,200 and $1,500, respectively.

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

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of 3%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $4,044 and $3,474 as of September 30, 2008 and December 31, 2007, respectively.

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

Management believes that its reserves for unpaid losses and LAE are adequate as of September 30, 2008. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of September 30, 2008, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $1,380 and $(136) for the three months ended September 30, 2008 and 2007, respectively, and $5,093 and $3,410 for the nine months ended September 30, 2008 and 2007, respectively.

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

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of September 30, 2008 and December 31, 2007, the Company accrued dividends payable of $1,052 and $989, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Assessments

The Company is subject to state guaranty fund assessments in the Commonwealth of Pennsylvania, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department (the “Insurance Department”) to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. As of September 30, 2008 and December 31, 2007, the Company accrued $881 and $0 related to the Security Fund assessment.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three and nine months ended September 30, 2008 and 2007 were as follows (unaudited, in thousands, except share data):

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2008	2007	2008	2007
Suspense shares	635,375	710,125	635,375	710,125
Allocated shares	112,125	37,375	112,125	37,375
Shares committed to be released	18,841	18,841	56,318	56,216
Average price per share	$14.49	$15.68	$15.04	$15.30
Stock compensation expense	$273	$296	$847	$860

As of September 30, 2008 and December 31, 2007, the estimated fair value of unearned ESOP shares was $8,709 and $10,477, respectively.

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

3. Acquisition of ESHC

On September 29, 2008, EIHI acquired all of the outstanding stock of ESHC in a transaction valued at $14,820, including the assumption of $2,650 in debt. The acquisition of ESHC resulted in the recognition of certain intangible assets totaling $4,180 (Note 4) and goodwill totaling $2,917. ESHC reported total assets and total liabilities of $25,856 and $19,203, respectively, on the date of the transaction. ESHC’s shareholders’ equity of $6,653 on the date of the transaction was reduced by $10 as a result of purchase accounting adjustments to reflect the fair value of certain acquired assets and liabilities. The most significant purchase accounting adjustments related to the elimination of deferred acquisition costs, an increase to reserves for losses and LAE, and a decrease to unearned premiums. Direct costs related to the acquisition totaling $107 were capitalized and included in goodwill.

4. Intangible Assets

The Company’s intangible assets consisted of the following as of September 30, 2008 and December 31, 2007(unaudited, in thousands):

	September 30, 2008		December 31, 2007
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$3,564	$625	$1,750	$447
Renewal rights (15 year amortization period)	8,238	3,184	6,397	2,378

	$11,802	$3,809	$8,147	$2,825

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,050	—

Total intangible assets	$13,377	$3,809	$9,197	$2,825

The acquisition of ESHC resulted in the recognition of certain intangible assets, including renewal rights of $1,841, agency relationships of $1,814, and state insurance licenses of $525. The renewal rights and agency relationships will be amortized over their estimated useful lives of 15 years. The state insurance licenses are considered to have an infinite life and will not be amortized.

Amortization expense totaled $328 and $434 for the three months ended September 30, 2008 and 2007, respectively, and $984 and $1,303 for the nine months ended September 30, 2008 and 2007, respectively.

5. Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income for the period by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended September 30, 2007, stock warrants of 306,099 and restricted stock awards of 30,187 have been included as dilutive potential common shares outstanding. For the nine months ended September 30, 2008 and 2007, stock warrants of 306,099 and restricted stock awards of 47,944 and 23,528, respectively, have been included as dilutive potential common shares outstanding. For the three months ended September 30, 2008 and 2007, there were 1,203,038 and 846,752 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007, there were 848,995 and 853,411 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and nine months ended September 30, 2008 and 2007 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated net income	$(3,089)	$3,561	$988	$11,026
Basic shares outstanding	8,776,743	10,105,204	9,017,853	10,435,468
Diluted shares outstanding	8,776,743	10,441,490	9,371,896	10,765,095
Basic earnings per share	$(0.35)	$0.35	$0.11	$1.06
Diluted earnings per share	$(0.35)	$0.34	$0.11	$1.02
Cash dividends per share	$0.07	$0.05	$0.21	$0.10

6. Share Repurchase

During 2007, the Company’s Board of Directors authorized the repurchase of up to 2,046,500 shares of the Company’s issued and outstanding shares of common stock. The share repurchases are held as treasury stock and are available for issuance in connection with the Company’s 2006 Stock Incentive Plan. On March 24, 2008, the Company received approval from the Insurance Department to repurchase up to $10,000 of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. The Company repurchased 42,377 and 591,918 shares, at a cost of $647 and $9,070, for the three months ended September 30, 2008 and 2007, respectively. The Company repurchased 1,034,289 and 869,301 shares, at a cost of $16,719 and $13,226 for the nine months ended September 30, 2008 and 2007, respectively. The Company purchased an additional 18,290 shares, at a cost of $179, through November 4, 2008.

7. Fair Value Measurements

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

As of September 30, 2008, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis. The Company is currently evaluating the impact of measuring non-financial assets and non-financial liabilities on a non-recurring basis.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of September 30, 2008:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of September 30, 2008, excluding the segregated portfolio cell segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	9/30/08	Level 1	Level 2	Level 3
Fixed income securities - available for sale	$155,543	$10,635	$144,908	$—
Convertible bonds	13,182	—	13,182	—
Equity securities - available for sale	18,385	18,385	—	—

Total	$187,110	$29,020	$158,090	$—

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

As of September 30, 2008 and December 31, 2007, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (unaudited, in thousands):

	9/30/08	12/31/07
Multi-strategy fund of funds	$5,617	$5,809
Natural resources	2,855	3,312
Structured finance opportunity fund	1,991	—
Municipal bond arbitrage	466	1,484
Open-ended investment fund	520	622
Real estate	67	73

Total	$11,516	$11,300

The activity in the Company’s limited partnership investments for the three and nine months ended September 30, 2008 and 2007 was as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$11,999	$10,394	$11,300	$11,572
Contributions	2,000	500	3,000	500
Withdrawals	(820)	—	(820)	(1,876)
Unrealized change in interest	(1,663)	60	(1,964)	758

Balance, end of period	$11,516	$10,954	$11,516	$10,954

The change in interest in the Company’s limited partnership investments is included in net investment income in the consolidated statements of operations and comprehensive income (loss). As a result of the current credit market conditions, the municipal bond arbitrage fund experienced a permanent decline in value during the third quarter of 2008 and will be dissolved. The estimated fair value of the Company’s interest in the limited partnership as of September 30, 2008 reflects management’s best estimate of the proceeds the Company is expected to receive upon dissolution of the fund. As a result of these events, the Company recorded an impairment write-down of $1,397 as of and for the three and nine months ended September 30, 2008.

8. Investments

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of September 30, 2008 and December 31, 2007 are as follows (unaudited, in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$8,195	$(77)	$501	$(7)	$8,696	$(84)
States, municipalities, and political subdivisions	20,476	(545)	235	(26)	20,711	(571)
Corporate securities	9,585	(1,021)	1,908	(136)	11,493	(1,157)
Mortgage-backed securities	383	(1)	—	—	383	(1)
Other structured securities	17,633	(726)	4,400	(603)	22,033	(1,329)

Total fixed income securities	56,272	(2,370)	7,044	(772)	63,316	(3,142)
Equity securities	17,276	(4,428)	18	(5)	17,294	(4,443)

Total fixed income and equity securities	$73,548	$(6,798)	$7,062	$(777)	$80,610	$(7,575)

	Less Than 12 Months		12 Months or More		Total
December 31, 2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$—	$—	$1,045	$(7)	$1,045	$(7)
Corporate securities	4,658	(85)	2,958	(31)	7,616	(116)
Mortgage-backed securities	437	(2)	—	—	437	(2)
Other structured securities	14,409	(354)	1,758	(20)	16,167	(374)

Total fixed income securities	19,504	(441)	5,761	(58)	25,265	(499)
Equity securities	5,972	(132)	—	—	5,972	(132)

Total fixed income and equity securities	$25,476	$(573)	$5,761	$(58)	$31,237	$(631)

As of September 30, 2008, the Company held 148 fixed income securities with gross unrealized losses of $3,142. Management has evaluated the gross unrealized losses related to the fixed income securities and determined that the decline in the market value primarily reflects the current credit and liquidity issues in the fixed income markets and not the underlying credit quality of the issuer of the securities. Management has concluded that the carrying value of its fixed income securities in a gross unrealized loss position will be realized and that the Company has the ability and intent to hold them until that time.

As of September 30, 2008, the Company held 41 equity securities with gross unrealized losses of $4,443. The equity securities consist primarily of mutual fund instruments. Management has determined that the decline in market value is due to the broad decline in the equity securities markets.

As a result of the current adverse conditions in the credit markets, as well as the bankruptcy of Lehman Brothers Holdings, Inc. (“Lehman Brothers”), the Company recorded other-than-temporary investment impairments totaling $2,768 related to 8 fixed income securities as of and for the three and nine months ended September 30, 2008. The Company held 4 Lehman Brothers fixed income securities, which comprises $1,126 of the total impairment write-downs. The other impairment write-downs related primarily to collateralized mortgage obligations that had experienced a significant and prolonged decline in value as a result of the illiquidity in the credit markets. These securities continue to remain current on principal and interest payments; however, due to the significant and prolonged decline in value and the continued uncertainty surrounding the credit markets, management has determined that an impairment write-down is appropriate.

9. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$129,599	$125,650	$125,249	$121,397
Reinsurance recoverables on unpaid losses and LAE	24,260	24,663	23,429	24,236

Net balance, beginning of period	105,339	100,987	101,820	97,161

Net reserves acquired as a result of ESHC acquisition	9,591	—	—	—

Incurred related to:
Current year	20,405	20,791	62,868	60,834
Prior year	2,362	862	867	(2,167)

Total incurred before purchase accounting adjustments	22,767	21,653	63,735	58,667
Purchase accounting adjustments	(81)	(155)	(391)	(692)

Total incurred	22,686	21,498	63,344	57,975

Paid related to:
Current year	9,911	10,180	24,851	24,519
Prior year	9,229	7,540	31,428	25,852

Total paid	19,140	17,720	56,279	50,371

Net balance, end of period	118,476	104,765	118,476	104,765
Reinsurance recoverables on unpaid losses and LAE	24,032	24,261	24,032	24,261

Balance, end of period	$142,508	$129,026	$142,508	$129,026

Total reserves for unpaid for losses and loss adjustment expenses	$146,530	$133,910	$146,530	$133,910
Less: Term life premium waiver reserves	3,980	4,807	3,980	4,807
Less: Other	42	77	42	77

Balance, end of period	$142,508	$129,026	$142,508	$129,026

Incurred losses by segment were as follows for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):

Three Months Ended September 30, 2008

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$9,642	$3,803	$6,159	$1,189	$20,793
Current period discount	(285)	(103)	—	—	(388)
Prior year, gross of discount	—	(77)	(54)	2,271	2,140
Accretion of prior period discount	148	74	—	—	222

Total incurred before purchase accounting adjustments	9,505	3,697	6,105	3,460	22,767
Purchase accounting adjustments	(71)	(14)	—	4	(81)

Total incurred	$9,434	$3,683	$6,105	$3,464	$22,686

Three Months Ended September 30, 2007

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$8,641	$4,535	$6,000	$1,725	$20,901
Current period discount	(60)	(50)	—	—	(110)
Prior year, gross of discount	(2,252)	(1,133)	206	4,056	877
Accretion of prior period discount	(23)	8	—	—	(15)

Total incurred before purchase accounting adjustments	6,306	3,360	6,206	5,781	21,653
Purchase accounting adjustments	(137)	(26)	—	8	(155)

Total incurred	$6,169	$3,334	$6,206	$5,789	$21,498

Nine Months Ended September 30, 2008

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$27,651	$11,842	$19,769	$5,042	$64,304
Current period discount	(981)	(455)	—	—	(1,436)
Prior year, gross of discount	(2,500)	(2,698)	(670)	5,394	(474)
Accretion of prior period discount	907	434	—	—	1,341

Total incurred before purchase accounting adjustments	25,077	9,123	19,099	10,436	63,735
Purchase accounting adjustments	(345)	(66)	—	20	(391)

Total incurred	$24,732	$9,057	$19,099	$10,456	$63,344

Nine Months Ended September 30, 2007

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$25,449	$12,204	$18,785	$5,844	$62,282
Current period discount	(979)	(469)	—	—	(1,448)
Prior year, gross of discount	(4,500)	(2,158)	(1,091)	4,418	(3,331)
Accretion of prior period discount	787	377	—	—	1,164

Total incurred before purchase accounting adjustments	20,757	9,954	17,694	10,262	58,667
Purchase accounting adjustments	(621)	(106)	—	35	(692)

Total incurred	$20,136	$9,848	$17,694	$10,297	$57,975

The Company’s results of operations include (unfavorable) favorable development on prior year reserves of $(2,140) and $474 for the three and nine months ended September 30, 2008, respectively, compared to (unfavorable) favorable development of $(877) and $3,331 for the same periods in 2007, respectively. The unfavorable development for the three months ended September 30, 2008 and 2007 primarily reflects an increase in reported claims from the ceding company related to prior accident years in the specialty reinsurance segment.

10. Segment Information

The Company’s current operations are organized into the five following business segments.

Workers’ Compensation Insurance

The Company offers workers’ compensation insurance coverage to employers, primarily in Pennsylvania, Indiana, Maryland, Delaware and North Carolina. The Company offers a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, specialty reinsurance, and corporate/other segments totaling approximately $910 and $864 for the three months ended September 30, 2008 and 2007, respectively, and $3,437 for the nine months ended September 30, 2008 and 2007.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, and term life insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. Net premiums earned, by product, for the three and nine months ended September 30, 2008 and 2007 were as follows (unaudited in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Dental	$5,669	$5,564	$17,002	$16,097
Short-term disability	1,625	1,657	4,932	4,962
Long-term disability	385	413	1,205	1,263
Term life	1,452	1,430	4,366	4,256

Total	$9,131	$9,064	$27,505	$26,578

Specialty Reinsurance

Prior to July 1, 2008, the Company assumed business through participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provides coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provides commercial automobile liability coverage for non-hazardous waste haulers. Effective July 1, 2008, the reinsurance treaties that comprise the specialty reinsurance segment were terminated on a run-off basis. Net premiums earned, by program, for the three and nine months ended September 30, 2008 and 2007 were as follows (unaudited in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
EnviroGuard	$1,723	$3,582	$6,588	$8,772
EIA	391	148	2,156	2,456
Other	—	175	6	383
Purchase accounting	—	—	—	(849)

Total	$2,114	$3,905	$8,750	$10,762

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

The following table represents the segment results for the three months ended September 30, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$15,822	$6,051	$9,131	$2,114	$—	$33,118
Net investment income	(299)	291	535	195	33	755
Net realized investment (losses) gains	(731)	(706)	(2,883)	(263)	65	(4,518)
Other revenue	—	—	—	361	(194)	167

Total revenue	14,792	5,636	6,783	2,407	(96)	29,522

Expenses:
Losses and LAE incurred	9,435	3,686	5,932	3,464	—	22,517
Acquisition and other underwriting expenses	1,322	1,872	1,383	635	(624)	4,588
Other expenses	2,952	183	1,420	297	1,732	6,584
Amortization of intangibles	—	—	—	—	328	328
Policyholder dividend expense	325	—	—	—	—	325
Segregated portfolio dividend expense	—	(105)	—	—	134	29

Total expenses	14,034	5,636	8,735	4,396	1,570	34,371

Income (loss) before income taxes	758	—	(1,952)	(1,989)	(1,666)	(4,849)
Income tax expense (benefit)	231	—	(814)	(696)	(481)	(1,760)

Net income (loss)	$527	$—	$(1,138)	$(1,293)	$(1,185)	$(3,089)

Total assets	$233,551	$54,171	$82,484	$46,428	$(26,037)	$390,597

The following table represents the segment results for the three months ended September 30, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$15,217	$6,078	$9,064	$3,905	$—	$34,264
Net investment income	1,100	334	795	379	500	3,108
Net realized investment gains	133	22	422	—	13	590
Other revenue	—	—	—	121	58	179

Total revenue	16,450	6,434	10,281	4,405	571	38,141

Expenses:
Losses and LAE incurred	6,160	3,336	6,174	5,789	—	21,459
Acquisition and other underwriting expenses	1,107	1,924	1,389	1,132	(1,455)	4,097
Other expenses	2,271	187	1,197	181	2,616	6,452
Amortization of intangibles	—	—	—	—	434	434
Policyholder dividend expense	95	—	—	—	—	95
Segregated portfolio dividend expense	—	987	—	—	(207)	780

Total expenses	9,633	6,434	8,760	7,102	1,388	33,317

Income (loss) before income taxes	6,817	—	1,521	(2,697)	(817)	4,824
Income tax expense (benefit)	1,938	—	291	(1,207)	241	1,263

Net income (loss)	$4,879	$—	$1,230	$(1,490)	$(1,058)	$3,561

Total assets	$204,981	$50,400	$111,000	$50,038	$(23,257)	$393,162

The following table represents the segment results for the nine months ended September 30, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$45,961	$17,147	$27,505	$8,750	$—	$99,363
Net investment income	1,077	855	2,161	881	468	5,442
Net realized investment (losses) gains	(836)	(445)	(3,212)	33	247	(4,213)
Other revenue	—	—	—	776	(254)	522

Total revenue	46,202	17,557	26,454	10,440	461	101,114

Expenses:
Losses and LAE incurred	24,733	9,057	18,684	10,456	—	62,930
Acquisition and other underwriting expenses	3,546	5,306	4,242	2,624	(1,494)	14,224
Other expenses	8,137	234	4,179	623	5,940	19,113
Amortization of intangibles	—	—	—	—	984	984
Policyholder dividend expense	253	—	—	—	—	253
Segregated portfolio dividend expense	—	2,960	—	—	(358)	2,602

Total expenses	36,669	17,557	27,105	13,703	5,072	100,106

Income (loss) before income taxes	9,533	—	(651)	(3,263)	(4,611)	1,008
Income tax expense (benefit)	3,060	—	(501)	(1,142)	(1,397)	20

Net income (loss)	$6,473	$—	$(150)	$(2,121)	$(3,214)	$988

Total assets	$233,551	$54,171	$82,484	$46,428	$(26,037)	$390,597

The following table represents the segment results for the nine months ended September, 2007 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$40,876	$17,010	$26,578	$10,762	$—	$95,226
Net investment income	3,475	967	2,365	1,154	1,365	9,326
Net realized investment gains (losses)	744	181	1,347	(5)	54	2,321
Other revenue	—	—	—	525	(8)	517

Total revenue	45,095	18,158	30,290	12,436	1,411	107,390

Expenses:
Losses and LAE incurred	20,125	9,850	17,696	10,297	—	57,968
Acquisition and other underwriting expenses	2,683	5,093	4,159	2,861	(3,530)	11,266
Other expenses	5,867	395	3,969	539	7,207	17,977
Amortization of intangibles	—	—	—	—	1,303	1,303
Policyholder dividend expense	349	—	—	—	—	349
Segregated portfolio dividend expense	—	2,820	—	—	(648)	2,172

Total expenses	29,024	18,158	25,824	13,697	4,332	91,035

Income (loss) before income taxes	16,071	—	4,466	(1,261)	(2,921)	16,355
Income tax expense (benefit)	4,836	—	1,309	(704)	(112)	5,329

Net income (loss)	$11,235	$—	$3,157	$(557)	$(2,809)	$11,026

Total assets	$204,981	$50,400	$111,000	$50,038	$(23,257)	$393,162

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

12. Junior Subordinated Debentures

On May 15, 2008, the Company called its junior subordinated debentures at par. The Company paid $8,400 to satisfy its outstanding obligation related to the debentures, including accrued interest of $253.

13. Agency Stock Purchase Plan

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the ability to carry out business plans;

•	future economic conditions in the regional and national markets in which we compete that are less favorable than expected, specifically in Pennsylvania, North Carolina, and Indiana;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the states in which we do business;

•	the ability to obtain licenses and enter new markets successfully and capitalize on growth opportunities either through mergers or the expansion of our producer network;

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

Overview

The Company’s results of operations for the three and nine months ended September 30, 2008, compared to the same periods in 2007 include the following:

•

A decrease in net premiums earned for the three months ended September 30, 2008, compared to the same period in 2007, primarily reflecting the impact of the termination of the quota share reinsurance treaty in the specialty reinsurance segment effective July 1, 2008;

•

Other-than-temporary impairments totaling $4.2 million for the three and nine months ended September 30, 2008, compared to no impairments for the same periods in 2007. The impairments include the write-down of an interest in a limited partnership totaling $1.4 million, which was reported as a reduction to net investment income in the workers’ compensation insurance segment;

•

Net realized investment losses related to the change in fair value of the Company’s convertible bond portfolio totaling $1.3 million and $2.4 million for the three and nine months ended September 30, 2008, compared to an increase of $208,000 and $28,000 for the same periods in 2007;

•

An increase in the loss ratio from 2007 to 2008, primarily reflecting unfavorable loss reserve development in the specialty reinsurance segment and a reduction in favorable loss reserve development from 2007 to 2008 in the workers’ compensation insurance segment;

•

An increase in the expense ratio from 2007 to 2008, primarily reflecting costs associated with the opening of a regional office in North Carolina, state licensing initiatives in the workers’ compensation segment, and integration activities related to the acquisition of ESHC. In addition, the specialty reinsurance segment’s expense ratio increased as a result of the reduction in and subsequent termination of the quota share reinsurance treaty; and

•

Purchase accounting adjustments that increased net income by $163,000 and $732,000 for three and nine months ended September 30, 2008, respectively, compared to adjustments that increased net income by $208,000 and $146,000 for the same periods in 2007, respectively.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of September 30, 2008, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of 3%, which is based on regulatory guidelines. As of September 30, 2008 and December 31, 2007, the Company’s reserves for unpaid losses and LAE were reduced by $4.0 million and $3.5 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and specialty reinsurance segments as of September 30, 2008 (unaudited) and December 31, 2007 are summarized below (in thousands):

September 30, 2008	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$35,522	$11,208	$10,848	$15,002	$72,580
Case incurred development, IBNR, and unallocated LAE reserves	21,270	11,191	4,582	13,568	50,611
Amount of discount	(2,924)	(1,120)	—	—	(4,044)

Net reserves	53,868	21,279	15,430	28,570	119,147
Reinsurance recoverables on unpaid losses and LAE	5,362	2,832	17,995	—	26,189
Purchase accounting adjustments	1,134	95	—	(35)	1,194

Reserves for unpaid losses and LAE	$60,364	$24,206	$33,425	$28,535	$146,530

December 31, 2007	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$19,915	$8,906	$12,131	$10,873	$51,825
Case incurred development, IBNR, and unallocated LAE reserves	25,295	13,083	4,251	14,117	56,746
Amount of discount	(2,375)	(1,099)	—	—	(3,474)

Net reserves	42,835	20,890	16,382	24,990	105,097
Reinsurance recoverables on unpaid losses and LAE	2,709	2,033	18,900	—	23,642
Purchase accounting adjustments	941	161	—	(53)	1,049

Reserves for unpaid losses and LAE	$46,485	$23,084	$35,282	$24,937	$129,788

As a result of the economic uncertainty in the Company’s primary geographic markets and the potential impact on its insureds, management increased the absolute value of its workers’ compensation base case reserves during the third quarter of 2008. The increase in case reserves resulted in a reduction to the workers’ compensation IBNR reserves. The workers’ compensation case and IBNR reserves also reflect the acquisition of ESHC, which reported case and IBNR reserves of $5,991 and $1,524, respectively, as of September 30, 2008.

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. For fixed income and equity securities, the amount written down is recorded in earnings as a realized loss on investments. For limited partnership investments, the amount written down is included as a reduction to net investment income. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three and nine months ended September 30, 2008, the Company recorded other-than-temporary investment impairments totaling $4.2 million. For the three and nine months ended September 30, 2007, the Company did not experience any declines in investment securities that were determined to be other-than-temporary. As of September 30, 2008, the Company held securities with gross unrealized losses of $7.6 million, of which $777,000 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or it management has received information that suggests the Company will be unable to recover its original investment in the limited partnership.

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of September 30, 2008 (unaudited) and December 31, 2007, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	September 30, 2008	December 31, 2007
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$2,607	$1,924
Unearned premium reserves	$37,583	$24,707

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$3,333	$2,137
Unearned premium reserves	$12,233	$7,716

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$78	$83

Specialty reinsurance segment:
Deferred policy acquisition costs	$739	$2,196
Unearned premium reserves	$2,462	$7,320

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. The profits and losses of the Company’s specialty reinsurance segment and investment income related to the Company’s ownership interests in certain segregated portfolio cells are subject to U.S. federal income tax under Subpart F of the Internal Revenue Code. However, a Subpart F taxable loss cannot be used to offset taxable income related to the Company’s domestic operations. As of September 30, 2008, the Company’s federal income tax estimate includes a net taxable loss related to Subpart F. As of September 30, 2008, management expects the net deferred tax asset, including the net operating loss related to Subpart F, to be fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

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

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net premiums written	$33,314	$35,655	$108,752	$107,836

Net premiums earned	$33,118	$34,264	$99,363	$95,226
Net investment income	755	3,108	5,442	9,326
Net realized investment (losses) gains	(4,518)	590	(4,213)	2,321
Other revenue	167	179	522	517

Consolidated revenue	$29,522	$38,141	$101,114	$107,390

The decrease in consolidated revenue primarily reflects the aforementioned other-than-temporary investment impairments and the termination of the quota share reinsurance treaty.

The components of consolidated net (loss) income, by segment, for the three and nine months ended September 30, 2008 and 2007 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Workers’ compensation insurance	$527	$4,879	$6,473	$11,235
Segregated portfolio cell reinsurance	—	—	—	—
Group benefits insurance	(1,138)	1,230	(150)	3,157
Specialty reinsurance	(1,293)	(1,490)	(2,121)	(557)
Corporate/other	(1,185)	(1,058)	(3,214)	(2,809)

Consolidated net (loss) income	$(3,089)	$3,561	$988	$11,026

The decrease in consolidated net income primarily reflects the impact of the aforementioned other-than-temporary investment impairments and the increase in the loss and expense ratios as described earlier. The other-than-temporary impairments reduced net income in the workers’ compensation insurance, group benefits insurance, and specialty reinsurance segments by $1.9 million, $2.0 million, and $260,000, respectively, for the three and nine months ended September 30, 2008.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Direct premiums written	$26,416	$25,510	$83,067	$78,391
Reinsurance premiums assumed	128	293	535	1,078
Ceded premiums written	(7,287)	(7,410)	(27,908)	(29,393)

Net premiums written	19,257	18,393	55,694	50,076
Change in unearned premiums	(3,435)	(3,176)	(9,733)	(9,199)

Net premiums earned	15,822	15,271	45,961	40,876
Net investment income	(299)	1,100	1,077	3,475
Net realized investment (losses) gains	(731)	133	(836)	744

Total revenue	$14,792	$16,450	$46,202	$45,095

Expenses:
Losses and LAE incurred	$9,435	$6,160	$24,733	$20,125
Acquisition and other underwriting expenses	1,322	1,107	3,546	2,683
Other expenses	2,952	2,271	8,137	5,867
Policyholder dividend expense	325	95	253	349

Total expenses	$14,034	$9,633	$36,669	$29,024

Income before income taxes	758	6,817	9,533	16,071
Income tax expense	231	1,938	3,060	4,836

Net income	$527	$4,879	$6,473	$11,235

Net Income

The decrease in net income primarily reflects an increase in the loss and expense ratios and the impact of other-than-temporary investment impairments. The decrease in net income for the nine months ended September 30, 2008 was partially offset by the impact of purchase accounting adjustments, which increased net income by $224,000 in 2008, compared to a decrease in net income of $228,000 for the same period in 2007.

The workers’ compensation insurance ratios were as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss and LAE ratio	59.6%	40.5%	53.8%	49.2%
Expense ratio	27.0%	22.2%	25.4%	20.9%
Policyholders’ dividend ratio	2.1%	0.6%	0.6%	0.9%

Combined ratio	88.7%	63.3%	79.8%	71.0%

Premiums

The increase in direct premiums written primarily reflects an increase in new business production and a decrease in the impact of purchase accounting adjustments from 2007 to 2008, partially offset by a decrease in the premium renewal retention rate and continued renewal rate decreases. Direct premiums written for traditional business and alternative markets were $20.4 million and $6.0 million, respectively, for the three months ended September 30, 2008 and $59.2 million and $23.9 million for the nine months ended September 30, 2008, respectively. Direct premiums written in 2008 and 2007 include the impact of renewal rate decreases of 7.6%. Premium renewal retention rates were 87.9% and 90.0%, respectively, in 2008 and 2007. New business production was $5.8 million and $17.5 million for the three and nine months ended September 30, 2008, respectively, compared to $3.7 million and $13.3 million for the same periods in 2007, respectively. Direct premiums written for the nine months ended September 30, 2007 includes a reduction of $1.2 million related to the amortization of purchase accounting adjustments. There were no purchase accounting adjustments in 2008 or for the three months ended September 30, 2007.

Net Investment Income

The decrease in net investment income primarily reflects a decline in value of a limited partnership interest and a slight decrease in the portfolio yield. The decline in value of the limited partnership interest totaled $1.4 million and $1.9 million for the three and nine months ended September 30, 2008, including an impairment write-down of $1.4 million. The average yield on the fixed income portfolio was 4.34% as of September 30, 2008, compared to 4.49% as of September 30, 2007.

Net Realized Gains

Net realized investment losses for the three and nine months ended September 30, 2008 primarily reflect the decline in fair value of the convertible bond portfolio from 2007 to 2008 and other-than-temporary investment impairments totaling $504,000 recognized in the third quarter of 2008. The fair value of the convertible bond portfolio declined $206,000 and $474,000 for the three and nine months ended September 30, 2008, respectively, compared to an increase of $16,000 and $101,000 for the same periods in 2007, respectively. Net realized gains for the nine months ended September 30, 2007 also include gains recognized on the sale of an equity portfolio. There were no impairments recognized in 2007.

Losses and Loss Adjustment Expenses

The increase in the calendar period loss and LAE ratios primarily reflects a decrease in favorable loss reserve development on prior accident periods. The accident period loss and LAE ratio was 60.0% for the three months ended September 30, 2008 and the nine months ended September 30, 2008 and 2007. The accident period loss ratio was decreased from 62.0% to 60.0% during the third quarter of 2007, which further decreased the calendar period loss ratio for the three months ended September 30, 2007. Favorable loss reserve development on prior accident periods of $2.5 million was recorded for the nine months ended September 30, 2008, compared to $2.3 million and $4.5 million for the three and nine months ended September 30, 2007, respectively, which lowered loss ratios by 14.8 points for the three months ended September 30, 2007 and lowered loss ratios for the nine months ended September 30, 2008 and 2007 by 5.4 points and 10.7 points, respectively. There was no loss reserve development on prior accident periods recorded for the three months ended September 30, 2008. The favorable reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors relates primarily to significant prior year claim settlements during 2008 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2008. For the nine months ended September 30, 2008, the Company closed 315, or 44.7% of the 570 open lost time claims as of December 31, 2007. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2006, 2007, and the first half of 2008 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements. For the three and nine months ended September 30, 2008, there was one claim that exceeded the Company’s $500,000 reinsurance retention, compared to no reinsured claims for the same period in 2007.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses primarily reflects growth in net premiums earned and a decrease in fee based revenue from the segregated portfolio reinsurance segment during 2008, which is netted against acquisition and other underwriting expenses.

Other Expenses

The increase in other expenses primarily reflects start-up costs incurred in conjunction with the Company’s expansion into the Southeast, due diligence and integration expenses associated with the acquisition of ESHC and other state licensing initiatives.

Policyholder Dividends

The increase in the policyholders’ dividend expense ratio is due to a decrease in the loss ratio of participating policies. Policyholder dividends represent payments to customers who purchased participating policies that produced favorable loss ratios. In 2008 and 2007, 10.9% and 10.1%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three and nine months ended September 30, 2008 was 30.5% and 32.1%, respectively, and 28.4% and 30.1% for the three and nine months ended September 30 2007, respectively. The increase in the effective tax rate from 2007 to 2008 primarily reflects rehabilitation tax credits recognized in 2007.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Reinsurance premiums assumed	$6,008	$5,718	$23,873	$22,958
Ceded premiums written	(792)	(786)	(2,209)	(1,912)

Net premiums written	5,216	4,933	21,664	21,047
Change in unearned premiums	835	1,145	(4,517)	(4,037)

Net premiums earned	6,051	6,078	17,147	17,010
Net investment income	291	334	855	967
Net realized investment (losses) gains	(706)	22	(445)	181

Total revenue	$5,636	$6,434	$17,557	$18,158

Expenses:
Losses and LAE incurred	$3,686	$3,336	$9,057	$9,850
Acquisition and other underwriting expenses	1,872	1,924	5,306	5,093
Other expenses	183	187	234	395
Segregated portfolio dividend expense (1)	(105)	987	2,960	2,820

Total expenses	$5,636	$6,434	$17,557	$18,158

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance, specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss and LAE ratio	60.9%	54.9%	52.8%	57.9%
Expense ratio	34.0%	34.7%	32.3%	32.3%

Combined ratio	94.9%	89.6%	85.1%	90.2%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects an increase in new business production and a decrease in the impact of purchase accounting adjustments, partially offset by a decrease in audit premiums, a decrease in premium renewal retention rates and continued renewal rate decreases. New business sales totaled $690,000 and $2.7 million for the three and nine months ended September 30, 2008, respectively, compared to $625,000 and $1.7 million for the same periods in 2007, respectively. Reinsurance premiums assumed in 2008 and 2007 include the impact of renewal rate decreases of 4.0%. Premium renewal retention rates were 87.7% and 89.9%, respectively, in 2008 and 2007. The decrease in audit premiums reflects additional premium to the Company of $122,000 for the three months ended September 30, 2008 and return premium to customers of $344,000 for the nine months ended September 30, 2008, compared to additional premium to the Company of $413,000 and $572,000 for the three and nine months ended September 30, 2007, respectively. Reinsurance premiums assumed for the nine months ended September 30, 2007 includes a reduction of $849,000 related to the amortization of purchase accounting adjustments. There were no purchase accounting adjustments in 2008 or for the three months ended September 30, 2007.

Net Investment Income

The decrease in net investment income primarily reflects a reduction in short-term interest rates from 2007 to 2008.

Net Realized Investment (Losses) Gains

Net realized investment losses for the three and nine months ended September 30, 2008 include other-than-temporary impairments of $478,000. There were no impairments recorded in 2007.

Losses and Loss Adjustment Expenses

The increase in the calendar period loss and LAE ratios from 2007 to 2008 reflects a decrease in favorable loss reserve development recorded on prior accident periods of $77,000 and $2.7 million for the three and nine months ended September 30, 2008, respectively, compared to $1.1 million and $2.2 million for the same periods in 2007, respectively, which lowered loss ratios for the three months ended September 30, 2008 and 2007 by 1.3 points and 18.6 points, respectively, and lowered loss ratios for the nine months ended September 30, 2008 and 2007 by 15.7 points and 12.4 points, respectively. The favorable loss reserve development on prior accident periods relates primarily to a decrease in the prior year loss development factors used to estimate losses and LAE. The decrease in accident period loss development factors relates primarily to significant prior year claim settlements during 2008 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2008. The accident period loss ratios were 62.4% and 68.9% for the three and nine months ended September 30, 2008, respectively, compared to 73.9% and 71.2% for the same periods in 2007, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and nine months ended September 30, 2008 and 2007.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Direct premiums written	$9,774	$9,737	$29,339	$28,607
Ceded premiums written	(643)	(672)	(1,838)	(2,027)

Net premiums written	9,131	9,065	27,501	26,580
Change in unearned premiums	—	(1)	4	(2)

Net premiums earned	9,131	9,064	27,505	26,578
Net investment income	535	795	2,161	2,365
Net realized investment (losses) gains	(2,883)	422	(3,212)	1,347

Total revenue	$6,783	$10,281	$26,454	$30,290

Expenses:
Losses and LAE incurred	$5,932	$6,174	$18,684	$17,696
Acquisition and other underwriting expenses	1,383	1,389	4,242	4,159
Other expenses	1,420	1,197	4,179	3,969

Total expenses	$8,735	$8,760	$27,105	$25,824

(Loss) income before income taxes	(1,952)	1,521	(651)	4,466
Income tax (benefit) expense	(814)	291	(501)	1,309

Net (loss) income	$(1,138)	$1,230	$(150)	$3,157

Net (Loss) Income

The net loss in the group benefits insurance segment for the three months ended September 30, 2008 primarily reflects the impact of other-than-temporary investment impairments and the change in the fair value of the convertible bond portfolio. Other-than-temporary investment impairments totaled $2.0 million and the fair value of the convertible bond portfolio decreased $1.1 million for the three months ended September 30, 2008. The combined ratio in the group benefits insurance segment decreased 0.9 percentage points from 2007 to 2008, primarily reflecting a reduction in the disability and life loss ratios.

The group benefits insurance ratios were as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss and LAE ratio	65.0%	68.1%	67.9%	66.6%
Expense ratio	30.7%	28.5%	30.6%	30.6%

Combined ratio	95.7%	96.6%	98.5%	97.2%

Premiums

Direct premiums written, by line of business, for the three and nine months ended September 30, 2008 and 2007 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dental	$5,674	$5,565	$17,007	$16,101
Short-term disability	1,625	1,657	4,928	4,963
Long-term disability	959	1,010	2,858	3,054
Term life	1,516	1,505	4,546	4,489

Total	$9,774	$9,737	$29,339	$28,607

Direct premiums written were relatively consistent for the three months ended September 30, 2008 and 2007. Year-to-date new business sales have decreased $2.6 million from 2007 to 2008 and the year-to-date renewal retention rate has decreased 3.3 percentage points.

Net Investment Income

The decrease in net investment income primarily reflects the decrease in invested assets. The decrease in invested assets reflects the sale of investments to fund dividend payments to EIHI for the acquisition of ESHC and share repurchases. The average tax equivalent yield on the fixed income portfolio was 5.40% as of September 30, 2008, compared to 5.24% as of September 30, 2007.

Net Realized Investment (Losses) Gains

The net realized investment losses for the three and nine months ended September 30, 2008 primarily reflect the aforementioned other-than temporary impairments and decrease in the fair value of the convertible bond portfolio from 2007 to 2008. These realized losses were partially offset by gains recognized on the sale of investments to fund dividends paid to EIHI.

Losses and Loss Adjustment Expenses

The decrease in losses and LAE from 2007 to 2008 for the three months ended September 30, 2008 primarily reflects favorable claim activity in the long-term disability line of business. Reported claim reserves decreased $305,000 for the three months ended September 30, 2008, compared to $97,000 for the same period in 2007. The increase in losses and LAE from 2007 to 2008 for the nine months ended September 30, 2008 primarily reflects an increase in the dental accident year loss ratio and unfavorable claim activity in the long-term disability line of business. The calendar period loss ratios, by line of business, for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dental	73.5%	68.7%	75.3%	69.7%
Short-term disability	62.7%	64.7%	63.9%	70.2%
Long-term disability	(4.4)%	61.4%	39.7%	14.1%
Term life	51.2%	70.2%	49.2%	61.7%
Total group benefits	65.0%	68.1%	67.9%	66.6%

Dental

The increase in the dental calendar period loss ratio reflects an accident period loss ratio of 77.2% for the nine months ended September 30, 2008, compared to an accident period loss ratio of 71.8% for the same period in 2007. The increase in the accident period loss ratio primarily reflects increased utilization and claim cost inflation. The calendar period loss ratio reflects favorable development on prior accident period reserves, which reduced the loss ratio by 1.9 and 2.1 percentage points in 2008 and 2007, respectively.

Short-term Disability

The decrease in the short-term disability calendar period loss ratio reflects an accident period loss ratio of 66.3% for the nine months ended September 30, 2008, compared to an accident period loss ratio of 73.4% for the same period in 2007. The decrease in the accident period loss ratio primarily reflects a decrease in claim frequency and severity. The calendar period loss ratio reflects favorable development on prior accident period reserves, which reduced the loss ratio by 2.5 and 3.2 percentage points in 2008 and 2007, respectively.

Long-term Disability

The long-term disability loss ratio for the three months ended September 30, 2008 reflects the impact of prior period claim reserve terminations. Claim reserve terminations totaled $251,000, compared to new reported claim reserves totaling $57,000. Claim terminations and other reserve adjustments reduced long-term disability claim reserves by $305,000 and $488,000 for the three and nine months ended September 30, 2008, compared to a reduction in claim reserves of $97,000 and $805,000 for the same period in 2007. The were several claim terminations in excess of $100,000 in the first six months of 2007

Term Life

The decrease in the term life loss ratio reflects a reduction in death claims from 2007 to 2008, as well as a decrease in premium waiver reserves.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percent of direct premiums written have remained consistent from 2007 to 2008.

Other Expenses

The increase in other expenses from 2007 to 2008 primarily reflects an increase in consulting costs related to outsourced actuarial services and costs associated with the acquisition of software.

Tax (Benefit) Expense

The effective tax rate was 41.7% and 77.0% for the three and nine months ended September 30, 2008, compared to 19.1% and 29.3% for the same periods in 2007. The effective tax rate in 2008 primarily reflects the impact of tax-exempt interest income in relation to the loss before income taxes. The effective tax rate for in 2007 primarily reflects the impact of a prior year tax return adjustment and tax-exempt interest income.

SPECIALTY REINSURANCE

The following table represents the operations of the specialty reinsurance segment for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Reinsurance premiums assumed	$(290)	$3,263	$3,893	$10,133
Change in unearned premiums	2,404	641	4,857	628

Net premiums earned	$2,114	$3,905	$8,750	$10,762
Net investment income	195	379	881	1,154
Net realized investment (losses) gains	(263)	—	33	(5)
Other revenue	361	121	776	525

Total revenue	$2,407	$4,405	$10,440	$12,436

Expenses:
Losses and LAE incurred	$3,464	$5,789	$10,456	$10,297
Acquisition and other underwriting expenses	635	1,132	2,624	2,861
Other expenses	297	181	623	539

Total expenses	$4,396	$7,102	$13,703	$13,697

Loss before income taxes	(1,989)	(2,697)	(3,263)	(1,261)
Income tax benefit	(696)	(1,207)	(1,142)	(704)

Net loss	$(1,293)	$(1,490)	$(2,121)	$(557)

Net Loss

The decrease in the net loss for the three months ended September 30, 2008, compared to the same period in 2007, primarily reflects a decrease in loss and LAE expenses incurred, partially offset by a reduction in investment income, and an increase in net realized investment losses. The increase in the net loss for the nine months ended September 30, 2008, compared to the same period in 2007, primarily reflects an increase in unfavorable loss reserve development on prior accident years and the impact of purchase accounting adjustments. The net loss for the nine months ended September 30, 2007 was increased by $225,000 related to the amortization of purchase accounting adjustments. There were negligible purchase accounting adjustments in 2008 and for the three months ended September 30, 2007.

The specialty reinsurance ratios were as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss and LAE ratio	163.9%	148.2%	119.5%	95.7%
Expense ratio	44.1%	33.6%	37.1%	31.6%

Combined ratio	207.9%	181.8%	156.6%	127.3%

Reinsurance Premiums Assumed

Reinsurance premiums assumed, by line of business, were as follows for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
EnviroGuard	$(33)	$3,287	$2,887	$8,516
EIA liability	(257)	(199)	1,000	2,083
Other	—	175	6	383
Purchase accounting adjustments	—	—	—	(849)

Total assumed premiums	$(290)	$3,263	$3,893	$10,133

The decrease in reinsurance premiums assumed is due to the termination of the quota share reinsurance treaty in the specialty reinsurance segment effective July 1, 2008, partially offset by a decrease in the impact of purchase accounting adjustments from 2007 to 2008. Reinsurance premiums assumed for the nine months ended September 30, 2007 includes a reduction of $849,000 related to the amortization of purchase accounting adjustments. There were no purchase accounting adjustments in 2008 or for the three months ended September 30, 2007.

Net Investment Income

The decrease in net investment income primarily reflects a decline in the value of limited partnership interests from 2007 to 2008 and a decrease in the portfolio yield. The average yield on the fixed income portfolio was 4.10% as of September 30, 2008, compared to 4.71% as of September 30, 2007.

Net Realized Investment (Losses) Gains

Net realized investment losses for the three and nine months ended September 30, 2008 include other-than-temporary impairments of $260,000. There were no impairments recorded in 2007

Losses and Loss Adjustment Expenses

The increase in the calendar period loss and LAE ratios reflects a decrease in net earned premium due to the termination of the quota share reinsurance treaty and unfavorable loss reserve development on prior accident years of $2.3 million and $5.4 million for the three and nine months ended September 30, 2008, respectively, and $4.1 million and $4.4 million for the same periods in 2007, respectively, which increased the loss ratios for the three months ended September 30, 2008 and 2007 by 107.4 points and 103.9 points, respectively, and increased the loss ratios for the nine months ended September 30, 2008 and 2007 by 61.7 points and 38.1 points, respectively. The unfavorable loss reserve development in 2008 relates to an increase in reported claims from the ceding company. The accident period loss ratios were 56.2% and 57.6% for the three and nine months ended September 30, 2008, respectively, compared to 44.2% and 54.3% for the same periods in 2007, respectively.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio is related to a decrease in net earned premium due to the termination of the quota share reinsurance treaty. As part of its previously in-force quota share reinsurance agreement with the primary insurer, the Company paid the primary insurer a ceding commission of 30.0% based on assumed premiums

Tax Expense

The effective tax rate for the three and nine months ended September 30, 2008 was 35.0%, compared to 44.8% and 55.8% for the same periods in 2007. The 2007 effective tax rates reflect the impact of prior year tax return adjustments that increased the income tax benefit.

CORPORATE/OTHER

The increase in the net loss in the corporate/other segment primarily reflects a decline in net investment income. The decrease in net investment income reflects the decline in short-term interest rates as well as the decrease in cash related to the stock buyback program and the repayment of the junior subordinated debentures.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $390.6 million as of September 30, 2008, compared to $385.5 million as of December 31, 2007. The acquisition of ESHC resulted in an increase to consolidated assets of $25.9 million, including the recognition of goodwill and intangible assets of $2.9 million and $4.2 million, respectively. The increase in consolidated assets related to the acquisition of ESHC was partially offset by a decrease in investments, which reflects the sale of investments to fund the acquisition of ESHC, share repurchases, and the repayment of the junior subordinated debentures, as well as the decrease in the fair value of the Company’s investment portfolio.

Consolidated liabilities totaled $234.5 million as of September 30, 2008, compared to $207.7 million as of December 31, 2007. The acquisition of ESHC resulted in an increase to consolidated liabilities of $19.2 million. In addition to the acquired ESHC liabilities, loss and LAE reserves and unearned premiums increased. The increase in loss and LAE reserves primarily reflects unfavorable reserve development in the specialty reinsurance segment and new business growth in the workers’ compensation insurance segment.

The increase in unearned premiums primarily reflects the workers’ compensation premium cycle. Unearned premiums in the workers’ compensation insurance segment totaled $46.7 million as of September 30, 2008, compared to $42.9 million as of September 30, 2007.

Consolidated equity totaled $156.1 million as of September 30, 2008, compared to $177.8 million as of December 31, 2007. The decrease primarily reflects the stock buyback program, shareholder dividends, and a decline in the market value of the Company’s investments, partially offset by net income for the nine months ended September 30, 2008.

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

CASH FLOWS

Cash flows for the nine months ended September 30, 2008 and 2007 were as follows (unaudited, in thousands):

	2008	2007
Cash flows provided by operating activities	$17,203	$19,737
Cash flows provided by (used in) investing activities	13,240	(14,758)
Cash flows used in financing activities	(26,758)	(14,386)

Net increase (decrease) in cash and cash equivalents	$3,685	$(9,407)

The increase in cash flows from 2007 to 2008 primarily reflects proceeds from the sale of investments, offset by the Company’s stock buyback program and the repayment of the junior subordinated debentures. The decrease in cash flows from operations primarily reflects the reduction in net investment income and a reduction in assumed premiums in the specialty reinsurance segment. The increase in proceeds from investments reflects the sale of investments to fund the acquisition of ESHC and the stock buyback program and the repayment of the junior subordinated debentures.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of September 30, 2008, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its investment portfolios. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities; however, since only a small percentage of the Company’s invested assets are invested in equity securities (approximately 9.9% as of September 30, 2008), the Company does not believe that its exposure to equity risk is significant.

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

With exception of the risk factor below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, SEC File No. 001-32899.

Our premium revenue in the group benefits insurance segment may be adversely affected as a result of the termination of our relationship with IBSi.

On September 2, 2008, we terminated our relationship with IBSi, a key general agent for our group benefits insurance segment in our Southeast market, primarily North Carolina, South Carolina, and Georgia. Direct premiums written in North Carolina, South Carolina, and Georgia totaled approximately $11.6 million for the nine months ended September 30, 2008. The termination is effective for all new and renewal business written on or after January 1, 2009; however, IBSi is still entitled to override payments related to renewals on existing business as of December 31, 2008 for a period of 24 months. As a result of the termination, we will no longer rely on IBSi to manage producer relationships in the Southeast market. Those relationships will be handled directly by our internal sales personnel. The termination of our relationship with IBSi requires our sales personnel to develop direct relationships with IBSi’s key producers. In the event we are unable to develop and maintain these relationships, we could experience a decrease in retention of this business upon renewal and/or our ability to generate new sales in the Southeast territory could be adversely impacted, which could result in a decrease in premium revenue in the group benefits insurance segment.

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

The following table presents information with respect to those purchases of our common stock made during the nine months ended September 30, 2008 and 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	113,757	$16.23	113,757	915,878
February 1-28, 2008	540,271	$16.50	540,271	375,607
March 1-31, 2008	156,193	$15.38	156,193	219,414
April 1-30, 2008	74,610	$15.76	74,610	144,804
May 1-31, 2008	81,800	$15.99	81,800	63,004
June 1-30, 2008	31,797	$15.82	31,797	31,207	(a)
July 1-31 2008	21,563	$15.05	21,563	9,644	(a)
August 1-31, 2008	10,826	$15.18	10,826	—	(a)
September 1-30, 2008	3,472	$15.16	3,472	—	(a)

Total	1,034,289	$16.14	1,034,289

(a)	The maximum number of remaining shares represents the difference between 2,046,500 authorized shares and the number of shares repurchased as of September 30, 2008. The approval to repurchase an additional $10 million of the Company’s common stock is not included in this amount.

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	$	N/A	N/A	N/A
February 1-28, 2007	10,355		$14.40	10,355	557,197
March 1-31, 2007	61,868		$14.46	61,868	495,329
April 1-30, 2007	1,100		$15.00	1,100	494,229
May 1-31, 2007	29,319		$14.73	29,319	464,910
June 1-30, 2007	262,578		$15.22	262,578	202,332
July 1-31, 2007	128,088		$15.18	128,088	74,244
August 1-31, 2007	243,004		$15.18	243,004	310,188
September 1-30, 2007	135,689		$15.49	135,689	1,174,499

Total	872,001		$15.22	872,001

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC.
(Registrant)

Dated: November 6, 2008	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: November 6, 2008	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer