Form 10-K
period 2008-12-31
Eastern Insurance Holdings, Inc.
filed 2009-03-13
CIK 1321268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant on June 30, 2008, as reported by the NASDAQ National Market, was $127,073,747.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 11, 2009
Common Stock, No Par Value	9,510,966 (Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2009 Annual Meeting of Stockholders—Part III.

Eastern Insurance Holdings, Inc. and Subsidiaries

PART I

Item 1—Business

Our History and Overview

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation and group benefits insurance and reinsurance products through its direct and indirect wholly-owned subsidiaries, Eastern Holding Company, Ltd. (“EHC”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Eastern Re, Ltd., S.P.C. (“Eastern Re”), Employers Security Holding Company (“ESHC”), Employers Security Insurance Company (“ESIC”), Affinity Management Services, Inc. (“AMS”), Eastern Life and Health Insurance Company (“ELH”), Employers Alliance, Inc. (“Employers Alliance”), Global Alliance Holdings, Ltd. (“Global Alliance”), and Eastern Services Corporation (“Eastern Services”), collectively referred to as the “Company”, “we” and/or “our”.

EIHI was formed by ELH, formerly Educators Mutual Life Insurance Company, for the purpose of converting from a mutual life and health insurance company to a stock life and health insurance company. On June 16, 2006, EIHI completed its common stock offering and ELH completed its conversion from a mutual company to a stock company and became a wholly-owned subsidiary of EIHI. In the common stock offering, EIHI sold 7,475,000 shares of its common stock at a price of $10.00 per share, raising gross proceeds of $74.8 million.

Immediately after the common stock offering and conversion, EIHI purchased all of the outstanding common stock of EHC for a purchase price of $78.9 million.

On September 29, 2008, EIHI acquired all of the outstanding stock of ESHC and its wholly-owned subsidiaries, ESIC and AMS. ESIC is an Indiana-domiciled, mono-line workers’ compensation insurance company licensed to write business in Indiana, Illinois and Missouri.

The following provides a brief description of EIHI’s direct and indirect wholly-owned subsidiaries:

•	EHC is a holding company domiciled in the Commonwealth of Pennsylvania;

•

Eastern Alliance, Allied Eastern and Eastern Advantage are stock property/casualty insurance companies domiciled in the Commonwealth of Pennsylvania and do business as Eastern Alliance Insurance Group (“EAIG”). The three insurance companies provide EAIG with increased underwriting flexibility through the use of a tiered rating structure;

•	Eastern Re is a segregated portfolio cell reinsurance company domiciled in the Cayman Islands;

•	ESHC is a holding company domiciled in the State of Indiana;

•	ESIC is a stock property/casualty insurance company domiciled in the State of Indiana;

•	ELH is a stock life and accident and health insurance company domiciled in the Commonwealth of Pennsylvania;

•	Employers Alliance is a Pennsylvania corporation offering claims administration and risk management services to self-insured property/casualty customers;

•	AMS is an Indiana corporation offering claims administration and risk management services to self-insured property casualty customers;

•

Global Alliance is a holding company domiciled in the Commonwealth of Pennsylvania. Global Alliance Statutory Trust I, which was formed by Global Alliance solely for the purpose of issuing the $8.0 million of fixed/floating rate trust preferred securities, was effectively dissolved upon the repayment of the junior subordinated debentures in May 2008; and

•	Eastern Services is a Pennsylvania corporation that provides management services to EAIG, ELH, and Employers Alliance.

The Company currently operates in four business segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and corporate/other. Effective July 1, 2008, the specialty reinsurance segment was placed into run-off.

Overview of Business Segments

The following discussion provides information on each of our business segments:

Workers’ Compensation Insurance. The Company offers traditional workers’ compensation insurance coverage to employers, generally with 300 employees or less, primarily in Pennsylvania, Delaware, North Carolina, Maryland and Indiana. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and large deductible policies.

Workers’ compensation insurance coverage is also underwritten through the Company’s alternative markets business unit and ceded 100% to the segregated portfolio cell reinsurance segment. The Company receives a fronting fee generally based upon a percentage of direct premiums written, a segregated portfolio cell rental fee, which is also based on a percentage of direct premiums written, and fees for claims administration and risk management services. As of December 31, 2008, the segregated portfolio cells and dividend participants provided $48.0 million of irrevocable, unconditional letters of credit to secure unfunded liabilities and collateralize reserves for unpaid losses and loss adjustment expenses (“LAE”) and unearned premiums.

Group Benefits Insurance. The Company offers group benefits insurance products to employer groups, generally with 300 employees or less, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s group benefits insurance products consist of dental, short-term and long-term disability, and term life.

Run-off Specialty Reinsurance. Prior to July 1, 2008, the Company wrote business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA Liability” (“EIA”). The EnviroGuard program provided coverage to underground storage tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Prior to terminating its participation in the reinsurance treaties effective July 1, 2008, the Company had reduced its participation in the EnviroGuard and EIA programs from a 25% quota share participation to a 15% quota share participation effective January 1, 2008.

Products

Workers’ Compensation Insurance

The Company offers a complete line of workers’ compensation products including guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, large deductible policies, and alternative market products. Direct premiums written in the workers’ compensation insurance segment totaled $101.9 million for the year ended December 31, 2008.

•

Guaranteed cost policies. Guaranteed cost policies charge a fixed premium, which does not increase or decrease based upon loss experience during the policy period. For the year ended December 31, 2008, 55.9% of direct premiums written in the workers’ compensation insurance segment were derived from guaranteed cost policies.

•

Policyholder dividend policies. Policyholder dividend policies charge a fixed premium, but the customer may receive a dividend in the event of favorable loss experience during the policy period. Policyholder dividend plans are generally restricted to accounts with minimum annual premiums in excess of $20,000. For the year ended December 31, 2008, 9.6% of direct premiums written in the workers’ compensation insurance segment were derived from policyholder dividend policies.

•

Retrospectively-rated policies. Retrospectively-rated policies charge an initial premium that is subject to adjustment after the policy period expires, based upon the insured’s actual loss experience incurred during the policy period, subject to a minimum and maximum premium. These policies are typically subject to annual adjustment until all claims related to the policy year are closed. Retrospectively-rated policies are generally offered to employers with minimum annual premiums in excess of $150,000. For the year ended December 31, 2008, 3.7% of direct premiums written in the workers’ compensation insurance segment were derived from retrospectively-rated policies.

•

Large deductible policies. Large deductible policies generally result in a lower premium; however, the insured retains a greater share of the underwriting risk than under guaranteed cost or dividend paying policies, which reduces the risk to the Company and further encourages loss control by the insured. The customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence. The deductibles under these policies generally range from $250,000 to $300,000. Large deductible policies are generally offered to employers with annual premiums of $500,000 or higher. For the year ended December 31, 2008, 1.5% of direct premiums written in the workers’ compensation insurance segment were derived from large deductible policies.

•

Alternative market products. Alternative market products are offered to individual customers and trade associations. As described above in “Overview of Business Segments—Workers’ Compensation Insurance” a policy is issued to an insured and 100% of the premium written, less a ceding commission, is ceded to a segregated portfolio cell. For the year ended December 31, 2008, 29.2% of direct premiums written in the workers’ compensation insurance segment were derived from alternative market products.

Segregated Portfolio Cell Reinsurance

Segregated portfolio cells, or segregated cells or rent-a-captives, are all referred to as alternative market programs or products. The Company provides a variety of products to this marketplace, including program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. Direct premiums written in the segregated portfolio cell reinsurance segment totaled $29.1 million for the year ended December 31, 2008. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance, run-off specialty reinsurance, and corporate/other segments totaling $4.2 million for the year ended December 31, 2008.

Group Benefits Insurance

The Company’s group benefits insurance products include dental insurance, short-term disability insurance, long-term disability insurance, and term life insurance.

•

Dental Insurance. Dental plans include fee for service and managed care plans. Multiple variations of these products are available which offer different degrees of coverage, affordability and flexibility. Managed care plans utilize the networks of two unaffiliated dental Preferred Provider Organizations. Direct premiums written in the dental line totaled $22.7 million for the year ended December 31, 2008.

•

Short-Term Disability Insurance. Short-term disability plans pay flat weekly benefit amounts or a percentage of an individual claimant’s weekly earnings in the event of disability. Direct premiums written in the short-term disability line totaled $6.6 million for the year ended December 31, 2008.

•

Long-Term Disability Insurance. Long-term disability plans provide preset amounts or a preset percentage of an individual claimant’s monthly earnings in the event of disability. Direct premiums written in the long-term disability line totaled $3.8 million for the year ended December 31, 2008.

•	Term Life Insurance. Term life plans pay flat amounts or a multiple of an individual’s salary. Direct premiums written in the term life line totaled $6.1 million for the year ended December 31, 2008.

Run-off Specialty Reinsurance

Prior to July 1, 2008, the Company participated as a reinsurer in treaties with a large primary insurer for the EnviroGuard program and the EIA program. Assumed premiums written in the run-off specialty reinsurance operations totaled $3.3 million for the year ended December 31, 2008.

Marketing and Distribution

Workers’ Compensation Insurance

The Company distributes its workers’ compensation products and services primarily in Pennsylvania, Delaware, North Carolina, Maryland and Indiana through a network of carefully chosen independent insurance producers. The following table provides direct premiums written, before purchase accounting adjustments, by state, for the year ended December 31, 2008 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$93,023	90.8%
Delaware	2,418	2.4%
North Carolina	2,097	2.0%
Maryland	2,094	2.0%
Indiana	1,717	1.7%
Other	1,071	1.1%

Total	$102,420	100.0%

The Company has its greatest representation and largest workers’ compensation premium volume in central Pennsylvania. The direct premiums written in Indiana reflect business written during the fourth quarter of 2008 as a result of the acquisition of ESHC.

Producers are compensated through a fixed base commission plan with an opportunity for profit sharing depending on the producer’s premium volume and loss experience.

The Company proactively manages its valued relationships with producers through a detailed producer management process. The process is driven by regular interaction and strong relationships between senior management of the Company and the principals of each producer. The primary components of the producer management process are as follows:

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

The Company attempts to optimize the franchise value of a workers’ compensation producer appointment by limiting the number of appointments in identified marketing territories. As a result of this producer management strategy, the average direct premiums written per agency contract was $1.4 million for the year ended December 31, 2008.

The Company’s ten largest producers in its workers’ compensation insurance segment accounted for 60.7% of its direct premiums written for the year ended December 31, 2008. The Company’s largest producer in its workers’ compensation insurance segment accounted for 18.2% of its direct premiums written for the year ended December 31, 2008. No other producer accounted for more than 10% of the Company’s direct premiums written in its workers’ compensation insurance segment for the year ended December 31, 2008.

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

Prior to December 31, 2008, the Company had an agreement with IBSi Holdings, Inc. (“IBSi”), a general agent, under which IBSi marketed the Company’s group benefits insurance products to independent producers. IBSi’s primary marketing territory was North Carolina, South Carolina, and Georgia. These states accounted for approximately 38.7% of the Company’s direct premiums written in its group benefits insurance segment for the year ended December 31, 2008. Effective January 1, 2009, IBSi no longer markets the Company’s group benefits insurance products. See Item 1A—Risk Factors—“Our premium revenue in the group benefits insurance segment may be adversely affected as a result of our termination of our relationship with IBSi.”

The following table provides direct premiums written, by state, for the year ended December 31, 2008 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$14,630	37.3%
North Carolina	12,586	32.1%
Maryland	3,077	7.9%
South Carolina	2,371	6.0%
Virginia	1,844	4.7%
Delaware	1,522	3.9%
Other	3,166	8.1%

Total	$39,196	100.0%

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

For the year ended December 31, 2008, the average annual workers’ compensation traditional premium per policy was $17,500.

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

Pricing levels for the group benefits insurance products are developed based on the Company’s historical experience, as well as industry experience, and are periodically assessed for adequacy. Dental rates are evaluated on a quarterly basis, whereas short-term disability and term life rates are generally evaluated on an annual basis. Pricing for the long-term disability product is developed by the Company’s long-term disability reinsurers.

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

Medical cost management initiatives have been implemented with strategic vendors to reduce claim costs. Medical cost management services include preferred provider networks, physical therapy networks and a prescription drug program.

The Company attempts to aggressively achieve final resolution of, and close, claims from prior accident years. The table below shows the number of prior years workers’ compensation claims received and closed and open claims, by accident year, as of December 31, 2008.

Traditional Business

(Exclusive of Alternative Markets)

Open Claims (1)

Accident Year	Total Claims	Open	Closed	% Closed
1998	65	0	65	100.0%
1999	205	1	204	99.5%
2000	382	0	382	100.0%
2001	596	0	596	100.0%
2002	691	4	687	99.4%
2003	689	5	684	99.3%
2004	834	16	818	98.1%
2005	742	20	722	97.3%
2006	928	42	886	95.5%
2007	974	122	852	87.5%
2008	990	424	566	57.2%

	7,096	634	6,462	91.1%

(1)	Excludes claims for medical only expenses because such claims are opened and closed in a short period of time. Excludes reinsured claims.

The table below shows the number of open lost time claims for accident years 2007 and prior as of December 31, 2008 and 2007:

Traditional Business

(Exclusive of Alternative Markets)

Open Claims (1)

Accident Year	12-31-08 Open	12-31-07 Open	2007 and Prior Claims Closed During 2008	% of 2007 Open Claims Closed During 2008
1999	1	1	0	0.0%
2002	4	5	1	20.0%
2003	5	8	3	37.5%
2004	16	21	5	23.8%
2005	20	46	26	56.5%
2006	42	133	91	68.4%
2007	122	356	234	65.7%

	210	570	360	63.2%

(1)	Excludes claims for medical only expenses because such claims are opened and closed in a short period of time. Excludes reinsured claims.

Segregated Portfolio Cell Reinsurance

The claims administration strategy for the alternative market programs is consistent with the workers’ compensation insurance segment.

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

•

Long-Term Disability Claims. The Company’s long term disability claims processing is outsourced to its long-term disability partners, Disability Reinsurance Management Services, Inc. (“DRMS”) and Custom Disability Solutions (“CDS”). Management believes these outsourcing arrangements provide the Company with more experienced claim personnel and resources in a more cost-effective manner than handling claims internally.

•

Term Life and Accidental Death & Dismemberment (“AD&D”) Claims. The manager of the life and disability claim department is responsible for the timely and accurate payment of term life and AD&D claims. Whenever death proceeds from an individual claimant’s policy exceed reinsurance limits, the Company’s life reinsurer participates in the benefit determination.

Run-off Specialty Reinsurance

Claims management in the run-off specialty reinsurance segment is performed by the primary insurer. When the primary insurer sustains a loss, the Company receives an invoice on a quarterly basis for its pro rata share of the loss. The Company’s claims administration is limited to verification that the claim is a covered claim under the reinsurance contract between the Company and the primary insurer. The Company’s claim personnel conduct an annual audit of the primary insurer’s claim administration function.

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

Reinsurance does not legally discharge the Company from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the Company to the extent of the coverage ceded. As of December 31, 2008, the Company’s reinsurance recoverables, by segment and before purchase accounting adjustments, were as follows (in thousands):

Segment	Amount
Workers’ compensation insurance	$8,309
Segregated portfolio cell reinsurance	3,160
Group benefits insurance	18,157
Run-off specialty reinsurance	—

Total	$29,626

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

The following table sets forth the amounts recoverable from reinsurers for the workers’ compensation insurance segment as of December 31, 2008 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating	Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$4,114	A	3.0%	13.9%
Aspen Insurance UK, Ltd.	1,750	A	1.3%	5.9%
Swiss Reinsurance America Corporation	1,128	A(1)	0.8%	3.8%
General Reinsurance Corporation	521	A++	0.4%	1.7%
Max Bermuda, Ltd.	286	A-	0.2%	1.0%
Alea London, Ltd.	160	NR-3(2)	0.1%	0.5%
Alea Bermuda, Ltd.	129	NR-5(3)	0.1%	0.4%
Reliastar Life Insurance Company	111	A+	0.1%	0.4%
St. Paul Reinsurance Company Ltd.	65	NR-3(2)	0.0%	0.2%
Hannover Rueckversicherung AG	30	A	0.0%	0.1%
Fairfield Insurance Company	15	A+	0.0%	0.1%

	$8,309		6.0%	28.0%

(1)	Swiss Reinsurance America Corporation was downgraded by A.M. Best from “A+” (Superior) to “A” (Excellent) with a stable outlook on February 27, 2009.
(2)	Rating assigned to companies that are not rated by A.M. Best.
(3)	Rating assigned to companies that are not formally followed by A.M. Best.

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

Aggregate attachment point ($1,000,000 x .90)	$900,000
Loss fund ($1,000,000 – ($1,000,000 x .40))	$600,000
GAP	$300,000

The difference between the premium and the ceding commission is deposited in each respective segregated portfolio cell’s Cayman Island bank account to create the loss fund.

The following table sets forth the amounts recoverable from reinsurers for the segregated portfolio cell reinsurance segment as of December 31, 2008 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating		Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$1,854	A		1.3%	6.3%
Aspen Insurance UK, Ltd.	1,087	A		0.8%	3.7%
Alea London, Ltd.	214	NR-3	(1)	0.2%	0.7%
St. Paul Reinsurance Company Ltd.	5	NR-3	(1)	0.0%	0.0%

	$3,160			2.3%	10.7%

(1)	Rating assigned to companies that are not rated by A.M. Best.

Group Benefits Insurance

The Company reinsures a portion of its long-term disability and term life business. There is currently no reinsurance coverage on the dental and short-term disability business.

The Company’s long-term disability business is reinsured on a quota-share basis, under which the Company retains 20% of the first $6,000 in monthly disability benefits. Monthly benefits in excess of $6,000 are 100% reinsured. The long-term disability business is reinsured with Union Security Insurance Company and Reliance Standard Life Insurance Company.

The Company’s term life business is reinsured on an excess of loss basis, under which the Company retains the first $100,000 of each covered death claim and the first $50,000 of each covered accidental death or dismemberment claim. Effective August 1, 2007, the term life business was reinsured under an excess of loss arrangement with Reliastar Life Insurance Company. Prior to August 1, 2007, the term life business was reinsured by Swiss Re Life and Health America, Inc.

The Company has a block of active disability claims that it has completely ceded to The Hartford Life and Accident Insurance Company. These claims arose out of long term disability policies that ELH formerly offered to selected professional associations. The largest of these policies terminated in April 1997 and all but two of the remaining active claims pursuant to such policies were acquired by The Hartford in 1999. The Hartford manages and pays all such claims without any involvement from the Company and provides all financial information required for the Company’s financial reporting purposes. Under the terms of the reinsurance agreement, if The Hartford’s Standard & Poor’s credit rating falls below “A”, The Hartford, at the written request of the Company, must provide the Company with collateral in the form of a letter of credit equal to 103% of the statutory reserves associated with the reinsured claims covered by the reinsurance agreement or establish a trust with assets having a market value equal to at least the statutory reserves associated with the reinsured claims.

The following table sets forth the amounts recoverables from reinsurers for the group benefits insurance segment as of December 31, 2008 (dollars in thousands):

Carrier	Reinsurance Recoverable	A.M Best Rating	Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Hartford Life and Accident Insurance Company	$9,034	A(1)	6.6%	30.5%
Union Security Insurance Company	8,453	A-(2)	6.1%	28.5%
Swiss Re Life and Health America, Inc.	547	A(3)	0.4%	1.9%
Reliastar Life Insurance Company	61	A+	0.0%	0.2%
United Teacher Associates Insurance Company	37	A-	0.0%	0.1%
Combined Insurance Company of America	21	A	0.0%	0.1%
Reliance Standard Life Insurance Company	4	A(4)	0.0%	0.0%

	$18,157		13.1%	61.3%

(1)	Hartford Life and Accident Insurance Company was downgraded by A.M. Best from “A+” (Superior) to “A” (Excellent) with a negative outlook on February 27, 2009.
(2)	Union Security Insurance Company was downgraded by A.M. Best from “A” (Excellent) to “A-” (Excellent) with a stable outlook on November 25, 2008.
(3)	Swiss Re Life and Health America was downgraded by A.M. Best from “A+” (Superior) to “A” (Excellent) with a stable outlook on February 27, 2009.
(4)	Reliance Standard Life Insurance Company was put on a negative outlook by A.M. Best on December 22, 2008.

Run-off Specialty Reinsurance

The Company acts as a reinsurer in the run-off specialty reinsurance operations. None of the risks assumed in this segment are further reinsured.

Loss and LAE Reserves

The Company estimates its reserves for unpaid losses and LAE as of the balance sheet date. The adequacy of the Company’s reserves is inherently uncertain and represents a significant risk to the business. The Company attempts to mitigate the uncertainty inherent in its reserves by continually reviewing loss cost trends, attempting to set premium rates that are adequate to cover anticipated future costs, and by professionally managing its claims administration function. Additionally, the Company attempts to minimize the estimation risk inherent in its reserves by employing actuarial techniques on a quarterly basis. Significant judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given as to whether the ultimate liability for unpaid losses and LAE will be more or less than the Company’s current estimates. While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2008 are reasonable, the ultimate net liability may differ materially from the amount provided.

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves. The 2008 activity related to ESIC’s reserves for unpaid losses and LAE is for the period from October 1, 2008 to December 31, 2008. The 2006 activity related to the workers’ compensation insurance, segregated portfolio cell reinsurance and run-off specialty reinsurance operations is for the period from June 17, 2006 to December 31, 2006 (in thousands).

	2008	2007	2006
Balance, beginning of period	$125,249	$121,396	$38,729
Reinsurance recoverables on unpaid losses and LAE	23,429	24,236	23,911

Net balance, beginning of period	101,820	97,160	14,818
Net reserves acquired as a result of acquisition	7,004	—	73,554
Purchase accounting adjustments on acquisition date	537	—	2,432
Incurred related to:
Current year	85,404	80,946	54,104
Prior year	15,009	(6,189)	(5,296)

Total incurred before purchase accounting adjustments	100,413	74,757	48,808
Purchase accounting adjustments	(548)	(848)	(538)

Total incurred	99,865	73,909	48,270
Paid related to:
Current year	40,570	37,019	28,609
Prior year	38,978	32,230	13,305

Total paid	79,548	69,249	41,914

Net balance, end of period	129,678	101,820	97,160
Reinsurance recoverables on unpaid losses and LAE	25,636	23,429	24,236

Balance, end of period	$155,314	$125,249	$121,396

Total reserves for unpaid losses and LAE	$159,117	$129,788	$126,467
Less: Term life premium waiver reserves	3,766	4,481	4,815
Less: Other	37	58	256

Balance, end of period	$155,314	$125,249	$121,396

Incurred losses by segment were as follows for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$39,880	$15,274	$26,114	$5,746	$87,014
Current period discount	(1,078)	(532)	—	—	(1,610)
Prior year, gross of discount	(2,703)	(1,960)	(993)	19,257	13,601
Accretion of prior period discount	928	480	—	—	1,408

Total incurred before purchase accounting adjustments	37,027	13,262	25,121	25,003	100,413
Purchase accounting adjustments	(492)	(80)	—	24	(548)

Total incurred	$36,535	$13,182	$25,121	$25,027	$99,865

Incurred losses by segment were as follows for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$34,962	$14,800	$24,536	$8,163	$82,461
Current period discount	(979)	(536)	—	—	(1,515)
Prior year, gross of discount	(8,398)	(3,023)	(961)	4,844	(7,538)
Accretion of prior period discount	787	562	—	—	1,349

Total incurred before purchase accounting adjustments	26,372	11,803	23,575	13,007	74,757
Purchase accounting adjustments	(758)	(132)	—	42	(848)

Total incurred	$25,614	$11,671	$23,575	$13,049	$73,909

Incurred losses by segment were as follows for the year ended December 31, 2006 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$17,941	$8,184	$23,487	$5,372	$54,984
Current period discount	(568)	(312)	—	—	(880)
Prior year, gross of discount	(2,050)	(2,088)	(2,563)	894	(5,807)
Accretion of prior period discount	323	188	—	—	511

Total incurred before purchase accounting adjustments	15,646	5,972	20,924	6,266	48,808
Purchase accounting adjustments	(484)	(80)	—	26	(538)

Total incurred	$15,162	$5,892	$20,924	$6,292	$48,270

The Company’s results of operations include a decrease of $13.6 million related to unfavorable loss reserve development on prior accident year reserves, prior to the impact of discount accretion, for the year ended December 31, 2008, compared to an increase of $7.5 million related to favorable development for the same period in 2007. The 2008 unfavorable development primarily reflects reserve strengthening in the run-off specialty reinsurance segment, while the 2007 favorable development primarily relates to the workers’ compensation insurance segment.

The following provides a summary, by segment, of the impact of prior year reserve development on the Company’s losses and LAE:

Workers’ Compensation Insurance. The favorable loss reserve development in the workers’ compensation insurance segment for the year ended December 31, 2008 primarily reflects the impact of claim settlements in 2008 for amounts at, or less than, previously established case and IBNR reserves. For the year ended December 31, 2008, the Company closed 360, or 63.2%, of the 570 open lost time claims as of December 31, 2007. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. The favorable loss reserve development in the workers’ compensation insurance segment for the year ended December 31, 2007 primarily reflects the impact of claim settlements in 2007 for amounts at, or less than, previously established case and IBNR reserves. For the year ended December 31, 2007, the Company closed 281, or 56.8%, of the 490 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims.

Segregated Portfolio Cell Reinsurance. The favorable loss reserve development in the workers’ compensation insurance segment for the years ended December 31, 2008 and 2007 primarily reflects the impact of claim settlements in each respective year for amounts at, or less than, previously established case and IBNR reserves.

Group Benefits Insurance. The favorable loss reserve development in the group benefits insurance segment primarily reflects better than expected claim results in the dental, short-term disability and term life lines.

Run-off Specialty Reinsurance. The unfavorable loss reserve development in the run-off specialty reinsurance segment for the year ended December 31, 2008 primarily reflects the impact of reserve strengthening related to the EnviroGuard program. Of the $19.3 million in unfavorable development, $13.9 million was recorded in the fourth quarter of 2008 and reflects additional information acquired by the Company during the annual claim audit conducted in January 2009. The claim audit revealed several factors which contributed to the increased case reserves reported to the Company by the primary insurer and, therefore, resulted in management increasing the loss development factors utilized in estimating the IBNR reserves. Those factors include 1) an improvement in the ceding company’s ability to estimate loss costs earlier in the claims process, including the receipt of damage estimates from contractors and consultants, 2) jurisdictions becoming more aggressive in requiring quicker, more extensive clean-up and an increase in construction costs related to the clean-up, and 3) courts limiting the ability of insurance companies to enforce policy coverage limitations as the courts are more interested in an expeditious clean up due to environmental concerns. The unfavorable loss reserve development for the year ended December 31, 2007 primarily reflects the result of changes in estimates as losses emerged at a higher rate than had been originally anticipated when the reserves were estimated with respect to accident periods 2006, 2005, 2004 and 2003.

The analysis in the following table presents the development of the Company’s reserves for unpaid losses and LAE from December 31, 1998 to December 31, 2007. The first line in the table shows the liability for unpaid losses and LAE, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of losses and LAE, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The next section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or unfavorable development of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative, the estimated favorable or unfavorable development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over- or under-estimated. The “cumulative redundancy/(deficiency)” is as of December 31, 2008, which represents the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate (in thousands).

	As of December 31,
	1998 (2)	1999 (2)	2000 (2)	2001 (2)	2002 (2)	2003 (2)	2004 (2)	2005 (2)	2006 (1)	2007 (1)
Reserve for unpaid losses and LAE, net of reinsurance	$31,883	$34,279	$38,156	$43,363	$49,871	$58,500	$74,430	$83,389	$94,361	$99,801
Cumulative amount of liability paid through:
One year later	13,913	18,460	21,248	23,111	23,399	23,449	24,178	27,598	31,968	40,739
Two years later	15,745	20,344	25,890	30,462	34,122	34,882	37,688	43,235	53,278	—
Three years later	16,555	21,799	29,330	35,030	39,742	41,609	47,480	54,897	—	—
Four years later	17,201	23,050	31,022	37,812	43,186	46,805	53,115	—	—	—
Five years later	17,860	23,904	32,834	39,806	46,026	50,429	—	—	—	—
Six years later	18,443	24,833	34,194	40,842	48,227	—	—	—	—	—
Seven years later	19,028	25,580	34,615	42,373	—	—	—	—	—	—
Eight years later	19,578	26,127	35,818	—	—	—	—	—	—	—
Nine years later	20,037	27,052	—	—	—	—	—	—	—	—
Ten years later	20,841	—	—	—	—	—	—	—	—	—

Liability estimated as of:
One year later	20,676	27,881	34,382	39,782	49,166	57,373	66,374	77,420	87,984	114,955
Two years later	21,725	29,004	36,372	43,030	50,596	57,462	66,237	75,531	98,448	—
Three years later	22,050	28,406	37,044	44,741	51,934	57,854	67,652	82,761	—	—
Four years later	22,261	28,604	38,018	45,931	53,131	59,845	71,610	—	—	—
Five years later	22,346	29,133	39,441	46,466	54,885	62,670	—	—	—	—
Six years later	22,710	29,827	38,918	46,363	56,707	—	—	—	—	—
Seven years later	23,325	29,894	38,987	47,786	—	—	—	—	—	—
Eight years later	23,121	29,221	39,519	—	—	—	—	—	—	—
Nine years later	22,337	29,503	—	—	—	—	—	—	—	—
Ten years later	22,610	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)	$9,273	$4,776	$(1,363)	$(4,423)	$(6,836)	$(4,470)	$2,820	$628	$(4,087)	$(15,154)

Gross liability—end of year	35,593	39,041	44,141	49,327	57,955	67,549	84,555	97,755	107,048	113,065
Reinsurance recoverables	3,710	4,762	5,985	5,964	8,084	9,049	10,125	14,366	12,687	13,264

Net liability—end of year	$31,883	$34,279	$38,156	$43,363	$49,871	$58,500	$74,430	$83,389	$94,361	$99,801

Gross re-estimated liability—latest	25,015	33,753	47,643	56,891	68,232	74,931	84,544	96,764	112,832	127,948
Re-estimated reinsurance recoverables—latest	2,405	4,250	8,124	9,105	11,525	11,961	12,934	14,003	14,384	12,993

Net reestimated liability—latest	$22,610	$29,503	$39,519	$47,786	$56,707	$62,970	$71,610	$82,761	$98,448	$114,955

Gross cumulative redundancy (deficiency), including run-off group medical business	$10,851	$5,570	$(2,970)	$(6,141)	$(8,455)	$(4,257)	$3,969	$8,221	$4,637	$(15,103)
Less: Gross cumulative redundancy related to run-off group medical business	(8,010)	(5,201)	(4,311)	(6,314)	(5,508)	(1,937)	(87)	(45)	—	—

Gross cumulative redundancy (deficiency), excluding run-off group medical business	$2,841	$369	$(7,281)	$(12,455)	$(13,963)	$(6,194)	$3,882	$8,176	$4,637	$(15,103)

Gross liability, end of year	$35,593	$39,041	$44,141	$49,327	$57,955	$67,549	$84,555	$97,755	$107,048	$113,065
Professional group long-term disability reserves	29,884	27,443	24,285	21,843	19,082	18,921	17,152	16,330	12,453	11,135
Term life premium waiver reserves	3,257	3,868	4,474	4,458	4,305	4,661	4,783	5,333	4,815	4,481
Other	125	109	74	73	52	39	41	74	256	58

Total reserves for unpaid losses and LAE	$68,859	$70,461	$72,974	$75,701	$81,394	$91,170	$106,531	$119,492	$124,572	$128,739

(1)	The reserves for unpaid losses and LAE as of December 31, 2007 and 2006 are reflected before the impact of purchase accounting adjustments of $1,049 and $1,895, respectively.
(2)	The reserves for unpaid losses and LAE for December 31, 1998 through December 31, 2005 have been restated to reflect the workers’ compensation insurance, segregated portfolio cell reinsurance, and run-off specialty reinsurance operations.
(3)	For purposes of understanding the Company’s reserve estimation results for its current lines of business, the gross cumulative redundancy related to the Company’s discontinued group medical business has been deducted from the total gross cumulative redundancy (deficiency) for all years presented.

A.M. Best Rating

A.M. Best rates insurance companies based on factors of concern to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, its book of business, the adequacy and soundness of its reinsurance programs, the quality and estimated fair value of its investments, the adequacy of its reserves and surplus, its capital structure, the experience and competence of its management, and its marketing presence. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to its policyholders. Their evaluation is not directed at investors. As of December 31, 2008, Eastern Alliance, Allied Eastern and Eastern Advantage had a financial strength rating of “A-” (Excellent) with a positive outlook and Eastern Re had a financial strength rating of “A-” (Excellent) with a stable outlook. As of December 31, 2008, ELH had a financial strength rating of “A-” (Excellent) with a stable outlook. Effective September 30, 2008, A.M. Best assigned a financial strength rating of “A-” (Excellent) with a positive outlook to ESIC. Prior to the EIHI’s acquisition of ESIC, ESIC was not rated by A.M. Best. An “A-” (Excellent) financial strength rating is the fourth highest out of 16 rating classifications.

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

The Company evaluates the performance of its investments through the use of various industry benchmarks. Benchmarks have been selected for each investment manager and/or portfolio and are reviewed on a quarterly basis by management and the Company’s Finance/Investment Committee of the Board of Directors. For the year ended December 31, 2008, the Company’s taxable equivalent total return, net of management fees, was (4.33%), compared to the composite benchmark return of (4.26%).

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

The Company’s other long-term investments include interests in various limited partnerships. The Company accounts for its limited partnership investments under the equity method, with changes in the Company’s interest in the limited partnerships recorded in the change in equity interest in other long-term investments. As of December 31, 2008 and 2007, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	12/31/08	12/31/07
Multi-strategy fund of funds	$4,421	$5,809
Natural resources	2,130	3,312
Structured finance opportunity fund	1,958	—
Municipal bond arbitrage	466	1,484
Open-ended investment fund	470	622
Real estate	66	73

Total	$9,511	$11,300

The following table sets forth consolidated information concerning the Company’s investments as of December 31, 2008 and 2007 (in thousands).

	At December 31,
	2008		2007
	Amortized Cost or Cost	Estimated Fair Market Value	Amortized Cost or Cost	Estimated Fair Market Value
U.S. Treasuries and government agencies	$26,463	$28,630	$20,658	$21,561
State, municipalities and political subdivisions	45,109	46,537	51,884	53,012
Corporate securities	60,480	60,617	59,478	60,388
Mortgage-backed securities	16,349	17,614	22,134	22,880
Other structured securities	31,701	29,738	47,885	47,944

Total fixed income securities	180,102	183,136	202,039	205,785

Equity securities	22,287	17,162	19,578	20,541
Convertible bonds	13,783	12,346	14,232	15,478
Other long-term investments	10,586	9,519	10,386	11,317

Total investments	$226,758	$222,163	$246,235	$253,121

Other structured securities primarily include collateralized mortgage obligations and other asset-backed securities.

As of December 31, 2008, the Company’s mortgage-backed securities include subprime and Alt-A exposures with estimated fair values of $1.4 million and $514,000, respectively. During 2008, the Company recorded other-than-temporary impairments on these exposures of $2.3 million.

The following table shows the ratings distribution of the Company’s fixed income securities and convertible bonds, excluding fixed income securities of the segregated portfolio cell reinsurance segment, as a percentage of the total market value of the fixed income portfolio as of December 31, 2008 (dollars in thousands).

	Total	Percentage of Total Market Value
“AAA”	$98,602	56.6%
“AA”	37,636	21.6%
“A”	28,411	16.3%
“BBB”	5,596	3.2%
Below Investment Grade	2,627	1.5%
Not Rated	1,421	0.8%

Total	$174,293	100.0%

The amortized cost and estimated fair value of fixed income securities and convertible bonds as of December 31, 2008, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value
Less than one year	$17,768	$17,838
One through five years	75,510	77,064
Five through ten years	30,256	31,054
Greater than ten years	54,002	51,912
Mortgage-backed securities	16,349	17,614

Total	$193,885	$195,482

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security is in a continuous unrealized loss position as of December 31, 2008 were as follows (in thousands):

2008	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$200	$(3)	$—	$—	$200	$(3)
States, municipalities, and political subdivisions	6,631	(169)	246	(14)	6,877	(183)
Corporate securities	15,506	(552)	1,398	(67)	16,904	(619)
Other structured securities	13,670	(988)	5,026	(1,318)	18,696	(2,306)

Total fixed income securities	36,007	(1,712)	6,670	(1,399)	42,677	(3,111)
Equity securities	9,047	(4,184)	—	—	9,047	(4,184)

Total fixed income and equity securities	$45,054	$(5,896)	$6,670	$(1,399)	$51,724	$(7,295)

As of December 31, 2008, the Company held 105 fixed income securities with gross unrealized losses totaling $3,111. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of mortgage-backed and other structured securities. For investments in fixed income securities, losses in the estimated fair values are viewed as temporary if the Company has the intent and ability to hold the security to recovery, which may be maturity, and management expects that the issuer will be able to service the debt, both as to principal and interest, in accordance with contractual terms. Management believes that the current carrying value of these investments will be realized and that the Company has the ability and intent to hold them until that time.

As of December 31, 2008, the Company held 33 equity securities with gross unrealized losses totaling $4,184. All of the equity securities have been in an unrealized loss position for less than twelve months and management has determined, based on an evaluation of these securities, that the decline in value is temporary as of December 31, 2008.

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

Employees

As of December 31, 2008, the Company had 207 full time employees. The Company’s employees are not represented by a union. The Company considers its relationship with its employees to be excellent.

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

State insurance laws and regulations require insurance companies to file financial statements with insurance departments everywhere they do business, and the operations of insurance companies are subject to examination by those departments at any time. Eastern Alliance, Allied Eastern, Eastern Advantage, ESIC, and ELH prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

Examinations

Examinations of the Company’s insurance subsidiaries are conducted by the domiciliary insurance department every three to five years. The Pennsylvania Insurance Department’s most recent examinations of Eastern Alliance, Allied Eastern and ELH for which a report was issued were as of December 31, 2006. The Indiana Insurance Department’s most recent examination of ESIC for which a report was issued was as of December 31, 2004. These examinations did not result in any adjustments to the financial position of the insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the Company’s operations. The Pennsylvania Insurance Department conducted an organizational examination of Eastern Advantage as of October 24, 2007.

Risk-Based Capital Requirements

Pennsylvania and Indiana impose the NAIC risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business and other relevant risks as are set forth in the risk-based capital instructions. As of December 31, 2008, the capital levels of EIHI’s insurance subsidiaries exceeded risk-based capital requirements.

As a result of Eastern Re’s net loss for the year ended December 31, 2008, EIHI made a capital contribution of $23.0 million to Eastern Re on March 6, 2009. The capital contribution was funded by dividends paid to EIHI from Eastern Alliance, Allied Eastern and ELH in the amount of $10.0 million, $2.0 million and $13.0 million, respectively, on March 6, 2009, of which $2.0 million was retained by EIHI. The dividends were approved by the Pennsylvania Insurance Department. Subsequent to these dividend payments, the statutory capital and surplus levels of Eastern Alliance, Allied Eastern and ELH continued to exceed statutory risk-based capital requirements.

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

Insurance Guaranty Funds

Almost all states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Pennsylvania, Indiana and the other states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. The most significant assessment fund to which the Company is subject is the Pennsylvania Workers’ Compensation Security Fund (the “Security Fund”), which assesses workers’ compensation insurers doing business in Pennsylvania for the purpose of providing funds to cover obligations to policyholders of insolvent insurance companies. The maximum assessment the Security Fund can impose is equal to 1.0% of the Company’s net workers’ compensation premiums written in Pennsylvania in the year of assessment. The Company establishes reserves relating to specific insurance company insolvencies upon notification of an assessment by the respective state guaranty association. We cannot predict the amount or timing of any future assessments under these laws.

Cayman Islands Regulation

Eastern Re is organized and licensed as a Cayman Islands unrestricted Class B insurance company and is subject to regulation by the Cayman Islands Monetary Authority. Applicable laws and regulations govern the types of policies that the Company can insure or reinsure, the amount of capital that it must maintain and the way it can be invested, and the payment of dividends without approval by the Cayman Islands Monetary Authority. Eastern Re is required to maintain minimum capital of $120,000.

As a result of the unfavorable loss reserve development recorded at Eastern Re for the year ended December 31, 2008, Eastern Re had negative shareholder’s equity of $(2.6) million as of December 31, 2008. On March 6, 2009, EIHI made a capital contribution of $23.0 million to Eastern Re. For additional information related to the capital contribution, refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources”.

Holding Company Regulation

EIHI is registered as an insurance holding company under the Insurance Holding Company Act amendments to the Pennsylvania Insurance Code of 1921, as amended, and is subject to regulation and supervision by the Pennsylvania Insurance Department. EIHI is required to annually file a report of its operations with, and is subject to examination by, the Pennsylvania Insurance Department.

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

Approval by the state insurance commissioner is required prior to any transaction affecting the control of an insurer domiciled in that state. In Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. Pennsylvania law also prohibits any person from (i) making a tender offer for, or a request or invitation for tenders of, or seeking to acquire or acquiring any voting security of a Pennsylvania insurer if, after the acquisition, the person would be in control of the insurer, or (ii) effecting or attempting to effect an acquisition of control of or merger with a Pennsylvania insurer, unless the offer, request, invitation, acquisition, effectuation or attempt has received the prior approval of the Insurance Department.

Dividend Restrictions

EIHI’s ability to declare and pay dividends will depend in part on dividends received from its insurance subsidiaries. Our domestic insurance subsidiaries’ ability to pay dividends to the Company is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement.

In addition, EIHI and its Pennsylvania-domiciled insurance subsidiaries are prohibited from declaring or paying any dividends or other forms of distribution for the three years after June 16, 2006, the effective date of the conversion/merger transaction, without the prior approval of the Pennsylvania Insurance Commissioner. Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to EIHI.

During 2008, the Pennsylvania Insurance Commissioner approved dividends of $7.0 million and $21.5 million from Eastern Alliance and ELH, respectively, to EIHI. The proceeds from the dividends were used primarily to fund EIHI’s stock repurchase program, the acquisition of ESHC and the repayment of the junior subordinated debentures. In addition, the Pennsylvania Insurance Commissioner approved EIHI’s four quarterly shareholder dividends of $0.07 per share.

On March 6, 2009, the Pennsylvania Insurance Commissioner approved the payment of extraordinary dividends to EIHI from Eastern Alliance, Allied Eastern and ELH in the amount of $10.0 million, $2.0 million and $13.0 million, respectively. The $13.0 million dividend from ELH includes $8.0 million previously approved by the Pennsylvania Insurance Commissioner in 2008, for which ELH had not made payment to EIHI. The proceeds from the dividends were used to fund EIHI’s capital contribution to Eastern Re of $23.0 million.

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

If we determine that our reserves for unpaid losses and LAE are inadequate, we will have to increase them. This adjustment would reduce income during the period in which the adjustment is made, which could have a material adverse impact on our financial condition and results of operations. For additional information, see “Item 1—Business, Loss and LAE Reserves.”

If we do not accurately establish our premium rates, our results of operations may be adversely affected.

In general, the premium rates for our insurance policies are established when coverage is initiated and therefore, before all of the underlying costs are known. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. Establishing adequate rates is necessary, together with investment income, to generate sufficient revenue to offset losses, LAE and other underwriting expenses and to earn a profit. If we fail to accurately assess the risks that we assume, we may fail to charge adequate premium rates to cover our losses and expenses, which could reduce income and cause us to become unprofitable. As a result, our actual costs for providing insurance coverage to our policyholders may be significantly higher than our premiums.

In order to set premium rates accurately, we must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and recognize changes in trends; project both severity and frequency of losses with reasonable accuracy; and estimate customer retention. Customer retention represents the amount of exposure a policyholder retains on any one risk or group of risks. The term may apply to an insurance policy, where the policyholder is an individual, family or business, or a reinsurance policy, where the policyholder is an insurance company. We must also implement our pricing accurately in accordance with our assumptions. For example, as we expand the geographic market in which we offer our workers’ compensation insurance products we may not price these products accurately or adequately. Our ability to undertake these efforts successfully, and as a result set premium rates accurately, is subject to a number of risks and uncertainties, including:

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

We are subject to credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. The Company had net reinsurance recoverables of $29.6 million as of December 31, 2008. For example, some of our reinsurers have been adversely impacted by the current economic crisis and deterioration in the investment markets and, as a result, have been downgraded by A.M. Best, which could negatively impact the reinsurers’ results of operations or financial condition. If our reinsurers are not capable of fulfilling their financial obligations to us, including the inability to secure the necessary collateral provided under the reinsurance agreements, our insurance losses would increase, which would negatively affect our financial condition and results of operations.

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. As of December 31, 2008, the Company had investments of $222.1 million. For the year ended December 31, 2008, the Company had $9.6 million of net investment income, representing 7.3% of its total revenues. Our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. In particular, an unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

Further deterioration in the fixed income and equity security markets could lead to additional investment losses.

The prolonged and severe disruptions in the fixed income and equity security markets, including among other things, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions, have resulted in significant realized and unrealized losses in our investment portfolio. For the year ended December 31, 2008, we incurred $11.1 million of realized and $5.4 million of unrealized investment losses. Depending on market conditions, we could incur substantial additional realized and unrealized losses in future periods, which could have a material adverse impact on our results of operations and financial condition.

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

As of December 31, 2008, MBSs, including CMOs, constituted 18.9% of the market value of the Company’s investment portfolio. MBSs and CMOs are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and/or refinanced by the borrowers in order to take advantage of lower interest rates. MBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of prepayments. In addition, during such periods, we generally will be unable to reinvest the proceeds of any prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases, and we may receive interest payments that are below the then prevailing interest rate for longer than expected. MBSs that have an amortized cost that is less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

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

Our products are marketed by independent producers. Other insurance companies compete with the Company for the services and allegiance of these producers. Because they are independent, these producers are not obligated to direct business to the Company and may choose to direct business to our competitors, or may direct less desirable risks to us. The Company’s ten largest producers in its workers’ compensation insurance segment accounted for 60.7% of its direct premiums written for the year ended December 31, 2008. The Company’s largest producer in its workers’ compensation insurance segment accounted for 18.2% of direct premiums written for the year ended December 31, 2008. No other producer accounted for more than 10.0% of direct premiums written in the Company’s workers’ compensation insurance segment for the year ended December 31, 2008. No independent producer accounted for more than 10.0% of the Company’s group benefits insurance direct premiums written for the year ended December 31, 2008. If premium volume produced by any of the Company’s large producers were to decrease significantly, it would have a material adverse effect on us.

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

On September 2, 2008, we terminated our relationship with IBSi, a key general agent for our group benefits insurance segment in our Southeast market, primarily North Carolina, South Carolina, and Georgia. Direct premiums written in North Carolina, South Carolina, and Georgia totaled approximately $15.2 million for the year ended December 31, 2008. The termination is effective for all new and renewal business written on or after January 1, 2009; however, IBSi is still entitled to override payments related to renewals on existing business as of December 31, 2008 for a period of 24 months. As a result of the termination, we will no longer rely on IBSi to manage producer relationships in the Southeast market. Those relationships will be handled directly by our internal sales personnel. The termination of our relationship with IBSi requires our sales personnel to develop direct relationships with IBSi’s key producers. In the event we are unable to develop and maintain these relationships, we could experience a decrease in retention of this business upon renewal and/or our ability to generate new sales in the Southeast territory could be adversely impacted, which could result in a decrease in premium revenue in the group benefits insurance segment.

Because the Company’s workers’ compensation insurance business is concentrated in Pennsylvania, the Company is subject to local economic risks as well as to changes in the regulatory and legal climate in Pennsylvania.

For the year ended December 31, 2008, 90.8% of the Company’s workers’ compensation premium was written in Pennsylvania. The Company’s workers’ compensation insurance business is affected by the economic health of Pennsylvania for two principal reasons. First, premium growth is dependent upon payroll growth, which, in turn, is affected by economic conditions. Second, losses and LAE can increase in weak economic conditions because it is more difficult to return injured workers to the job when employers are otherwise reducing payrolls. Finally, as predominantly a single state insurer, the Company can be adversely affected by any material change in Pennsylvania law or regulation or any Pennsylvania court decision affecting workers’ compensation carriers generally.

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

Currently, the U.S. federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the State Modernization and Regulatory Transparency Act, which would maintain state-based regulation of insurance but would affect state regulation of certain aspects of the insurance business, including rates, producer and company licensing, and market conduct examinations, and the National Insurance Act of 2007, which would provide for optional federal charters for insurance companies. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operations.

Risk Factors Relating to Our Common Stock

Directors and management could effectively control certain situations that may be viewed as contrary to your interests.

The extent of management’s control over the Company is related to the following factors:

•	Directors and management owned approximately 15.6% of the Company’s outstanding stock as of December 31, 2008.

•

The employee stock ownership plan (“ESOP”) owns 7.9%, or 747,500 shares, of the Company’s outstanding stock as of December 31, 2008. The shares held by the ESOP will be voted in the manner directed by the ESOP participants.

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

We are subject to provisions of Pennsylvania corporate and insurance law that hinder a change of control. Pennsylvania law requires the Pennsylvania Insurance Department’s prior approval of a change of control of an insurance holding company. Under Pennsylvania law, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control. Approval by the Pennsylvania Insurance Department may be withheld even if the transaction would be in the shareholders’ best interest if, among other things, the Pennsylvania Insurance Department determines that the transaction would be detrimental to policyholders.

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

•

the provision that, for a period of three years, any merger, consolidation, sale of assets or similar transaction involving the Company requires the affirmative vote of shareholders entitled to cast at least 66 2/3% of the votes which all shareholders are entitled to cast, unless the transaction is approved in advance by 66 2/ 3% of the members of the Board of Directors;

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

Our domestic insurance subsidiaries’ ability to pay dividends to the Company is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum dividend that the domestic insurance entities may pay without prior approval from the Pennsylvania Insurance Department and the Indiana Insurance Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. In addition, EIHI and its Pennsylvania-domiciled insurance subsidiaries are prohibited from declaring or paying any dividends or other forms of distribution for the three years after June 16, 2006, the effective date of the conversion/merger transaction, without the prior approval of the Pennsylvania Insurance Commissioner.

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

The Company also has regional offices in Charlotte, North Carolina and Indianapolis, Indiana and leases office space in each of these locations under multi-year operating leases expiring in January 2013 and January 2010, respectively.

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

Item 4—Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of the holders of our common stock during the fourth quarter of 2008.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The no par value common stock trades on the NASDAQ National Market under the symbol “EIHI”. As of March 11, 2009, there were 575 registered holders of record of our common stock.

During 2008, the Company paid four quarterly dividends of $0.07/share. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. Additionally, the Company is prohibited from declaring or paying any dividends for the three years following the conversion/merger transaction in 2006, unless such dividends are approved by the Pennsylvania Insurance Department.

The table below sets forth information with respect to the amount and frequency of dividends declared on our common stock. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by EIHI Board	Type of and Amount of Dividend		Record Date for Payment	Payment Date
February 14, 2008	Regular	$0.07 cash per share	March 14, 2008	March 28, 2008
May 13, 2008	Regular	$0.07 cash per share	June 13, 2008	June 27, 2008
August 14, 2008	Regular	$0.07 cash per share	September 12, 2008	September 26, 2008
November 13, 2008	Regular	$0.07 cash per share	December 12, 2008	December 29, 2008

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

The table below sets forth the high and low sales prices of our common stock for each quarterly period as reported by the NASDAQ for the years ended December 31, 2008 and 2007.

	2008		2007
	Low	High	Low	High
1st quarter	$13.41	$17.10	$14.19	$14.99
2nd quarter	$14.25	$16.99	$14.51	$16.01
3rd quarter	$12.77	$16.00	$13.78	$16.00
4th quarter	$6.25	$14.72	$15.15	$17.66

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) on December 18, 2006. Under the terms of the Stock Incentive Plan, stock awards may be made in the form of incentive stock options, non-qualified stock options or restricted stock. The following table provides the total number of stock awards outstanding, including the weighted average exercise price, as of December 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	612,523	$14.36	288,111	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	612,523	$14.36	288,111	(1)

(1)

Beginning with calendar year 2008, the number of securities available for future issuance under the Stock Incentive Plan is automatically increased on January 1 by an amount equal to 1.0% of the total outstanding common shares on the last trading day of December of the immediately preceding calendar year. The number of securities available for future issuance can be in the form of stock options or restricted stock; however, the maximum number of shares of restricted stock available for issuance under the Stock Incentive Plan is limited to 299,000. As of December 31, 2008, 251,675 shares of restricted stock have been issued under the Stock Incentive Plan.

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s common stock for the year ended December 31, 2008 compared to the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the SNL Insurance Underwriter Index. The chart depicts the value on December 31, 2008 of a $100 investment made on June 19, 2006.

	Period Ending
Index	06/19/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
Eastern Insurance Holdings, Inc.	100.00	127.61	140.17	146.38	139.75	72.88
NASDAQ Composite	100.00	114.45	123.35	125.68	108.65	74.73
SNL Insurance Underwriter Index	100.00	116.30	120.76	116.88	83.93	60.74

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represented the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan at that time. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. On March 24, 2008, the Company received approval from the Pennsylvania Insurance Department to repurchase up to $10 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007.

The following table presents information with respect to those purchases of our common stock made during the years ended December 31, 2008 and 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	113,757	$16.23	113,757	915,878
February 1-28, 2008	540,271	$16.50	540,271	375,607
March 1-31, 2008	156,193	$15.38	156,193	219,414
April 1-30, 2008	74,610	$15.76	74,610	144,804
May 1-31, 2008	81,800	$15.99	81,800	63,004
June 1-30, 2008	31,797	$15.82	31,797	31,207	(a)
July 1-31 2008	21,563	$15.05	21,563	9,644	(a)
August 1-31, 2008	10,826	$15.18	10,826	—	(a)
September 1-30, 2008	3,472	$15.16	3,472	—	(a)
October 1-31, 2008	8,290	$9.42	8,290	—	(a)
November 1-30, 2008	21,057	$8.81	21,057	—	(a)
December 1-31, 2008	11,256	$8.23	11,256	—	(a)

Total	1,074,892	$15.86	1,074,892

(a)	The maximum number of remaining shares represents the difference between 2,046,500 authorized shares and the number of shares repurchased as of December 31, 2008. The approval to repurchase an additional $10 million of the Company’s common stock is not included in this amount.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2007	—	N/A	N/A	N/A
February 1-28, 2007	10,355	$14.40	10,355	557,197
March 1-31,2007	61,868	$14.46	61,868	495,329
April 1-30, 2007	1,100	$15.00	1,100	494,229
May 1-31, 2007	29,319	$14.73	29,319	464,910
June 1-30, 2007	262,578	$15.22	262,578	202,332
July 1-31, 2007	128,088	$15.18	128,088	74,244
August 1-31, 2007	243,004	$15.18	243,004	310,188
September 1-30, 2007	135,689	$15.49	135,689	1,174,499
October 1-31, 2007	99,700	$15.96	99,700	1,074,799
November 1-30, 2007	38,933	$16.17	38,933	1,035,866
December 1-31, 2007	6,231	$16.17	6,231	1,029,635

Total	1,016,865	$15.33	1,016,865

Item 6—Selected Financial Data

The following table sets forth selected historical financial information for the Company for the years ended and as of the dates indicated. This information is derived from the Company’s consolidated financial statements. You should read the following selected financial information along with the information contained in this annual report, including Part II, Item 7 of this annual report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and the reports of the independent registered public accounting firm included in Part II, Item 8 and elsewhere in this report. These historical results are not necessarily indicative of results to be expected from any future period (in thousands, except per share and share amounts).

	At or for the Years Ended December 31,
	2008 (1)	2007	2006 (2)	2005 (3)	2004 (3)
Income Statement Data:
Direct premiums written	$111,999	$101,761	$65,935	$40,994	$40,790
Reinsurance premiums assumed	33,106	43,183	17,836	—	—
Net premiums written	134,712	131,889	67,529	38,700	39,070
Net premiums earned	$135,807	$129,495	$74,919	$38,702	$39,057
Investment income, net of expenses	9,631	11,669	8,678	3,715	3,659
Change in equity interest in other long-term investments	(3,970)	759	314	100	65
Net realized investment gains	(11,117)	2,888	2,757	445	1,271
Other revenue	853	683	313	1,066	946

Total revenue	$131,204	$145,494	$86,981	$44,028	$44,998

Expenses:
Losses and LAE incurred	$99,188	$73,588	$47,913	$27,090	$25,932
Acquisition and other underwriting expenses	18,918	17,056	7,242	5,452	5,670
Other expenses	25,338	21,801	14,390	9,674	10,601
Amortization of intangibles	1,373	1,738	1,087	—	—
Policyholder dividend expense	551	543	239	—	—
Segregated portfolio dividend expense (4)	2,155	4,423	2,890	—	—

Total expenses	$147,523	$119,149	$73,761	$42,216	$42,203

(Loss) income before income taxes	$(16,319)	$26,345	$13,220	$1,812	$2,795
Income tax expense	1,064	7,662	4,942	685	1,012

Net (loss) income	$(17,383)	$18,683	$8,278	$1,127	$1,783

Selected Balance Sheet Data (at period end):
Total investments and cash and cash equivalents	$275,038	$299,061	$288,288	$82,319	$85,168
Total assets	377,311	385,518	368,206	111,225	111,673
Reserves for unpaid losses and LAE	159,117	129,788	126,467	44,137	43,384
Unearned premiums	42,365	39,826	34,600	95	98
Total liabilities	239,174	207,687	194,462	49,116	49,132
Total shareholders’ equity	138,137	177,831	173,744	62,109	62,541

U.S. GAAP Ratios:
Loss and LAE ratio (5)	73.0%	56.8%	64.0%	70.0%	66.4%
Expense ratio (6)	33.6%	31.4%	30.3%	39.1%	41.7%
Policyholder dividend expense ratio (7)	0.4%	0.4%	0.3%	—	—
Combined ratio (8)	107.0%	88.6%	94.6%	109.1%	108.1%

Per-share Data:
Basic earnings per share	$(1.94)	$1.82	$0.67	N/A	N/A
Diluted earnings per share	$(1.94)	$1.76	$0.65	N/A	N/A
Cash dividends per share	$0.28	$0.20	$—	N/A	N/A

Weighted Average Shares:
Basic	8,954,097	10,264,369	10,623,182	N/A	N/A
Diluted	8,954,097	10,604,349	10,929,281	N/A	N/A

(1)	Includes ESHC’s results of operations for the period from October 1, 2008 to December 31, 2008.
(2)	Includes ELH’s results of operations for the year ended December 31, 2006 and the results of operations of EHC and its subsidiaries for the period from June 17, 2006 to December 31, 2006.

(3)	Represents the financial condition and results of operations for ELH.
(4)	The net income of the segregated portfolio cell reinsurance segment is recorded as a segregated portfolio dividend expense, which represents the dividend earned by the segregated portfolio dividend participants during the period.
(5)	Calculated by dividing losses and LAE incurred by net premiums earned.
(6)	Calculated by dividing the sum of acquisition and other underwriting expenses, other expenses and amortization of intangibles by net premiums earned.
(7)	Calculated by dividing the policyholder dividend expense by net premiums earned.
(8)	The sum of the loss and LAE ratio, expense ratio and the policyholder dividend expense ratio.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s results of operations for the year ended December 31, 2008 were adversely impacted by unfavorable loss reserve development in the run-off specialty reinsurance operations of $19.3 million, the current economic crisis in the United States and the continued deterioration in the fixed income and equity security markets.

The losses generated by the run-off specialty reinsurance operations and the Company’s investment portfolio offset profitable results in the Company’s core insurance operations. The workers’ compensation insurance segment and the group benefits insurance segment generated combined ratios of 80.2% and 97.4%, respectively, for the year ended December 31, 2008.

In addition to the unfavorable loss reserve development in the run-off specialty reinsurance segment, the Company has not recognized future tax benefits of $7.2 million, which represents the outside basis difference between financial statement and tax purposes of Eastern Re as of December 31, 2008. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which are not recognized for tax purposes. Management presently believes that the Company will not be able to recognize these benefits in the foreseeable future and, therefore, has not recognized these tax benefits as of December 31, 2008.

The turmoil in the fixed income and equity security markets had an adverse impact on the Company’s investment portfolio. As a result of the deterioration in its investment portfolio, the Company incurred net realized investment losses of $11.1 million for the year ended December 31, 2008, including other-than-temporary impairments of $9.5 million. In addition, the Company’s other long-term investments, which consist primarily of interests in limited partnerships, experienced a decline in value of $4.0 million during 2008, including a permanent impairment of $1.4 million related to one limited partnership that was in liquidation as of December 31, 2008.

Purchase accounting adjustments of $790,000 and $480,000 favorably impacted the Company’s result of operations for the years ended December 31, 2008 and 2007, respectively.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, including assumed premiums earned, net investment income and net realized investment gains.

Direct and net premiums written. Direct premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Direct premiums written include all premiums billed during a specified policy period. Net premiums written is the difference between direct premiums written and premiums ceded or paid to reinsurers (ceded premiums written). In the segregated portfolio cell reinsurance segment, assumed premiums are derived from insurance contracts written by the Company and ceded to the segregated portfolio cells. In the run-off specialty reinsurance operations, assumed premiums represent premiums that were received under the quota-share reinsurance treaties and were reported to the Company directly from the broker one quarter in arrears.

Net premiums earned. Net premiums earned are the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2008, one-half of the premiums would be earned in 2008 and the other half would be earned in 2009. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included with net premiums earned is an estimate for earned but unbilled final audit premiums. The Company can estimate earned but unbilled premiums because it keeps track, by policy, of how much additional premium is billed in final audit invoices as a percentage to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date. The majority of the Company’s group benefits insurance policies are billed on a monthly basis with premiums being earned in the month in which coverage is provided. As a result, there is minimal unearned premium related to the group benefits insurance policies as of the balance sheet date.

Net investment income and realized gains and losses on investments. The Company invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and LAE) in cash, cash equivalents, fixed income securities, convertible bonds and equity securities. Investment income includes interest earned on invested assets, including the impacts of premium amortization and discount accretion. Realized gains and losses on invested assets are reported separately from net investment income. The Company recognizes realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost. Realized gains and losses also include the change in fair value of convertible bonds.

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

Acquisition and other underwriting expenses. In the workers’ compensation and group benefits insurance segments, expenses incurred to underwrite risks are referred to as acquisition and other underwriting expenses, which consist primarily of commissions, premium taxes, assessments and fees and other underwriting expenses incurred in acquiring, writing and administering the Company’s business. In the segregated portfolio cell reinsurance and run-off specialty reinsurance segments, acquisition and other underwriting expenses consist of ceding commissions earned under the respective reinsurance agreements. Ceding commissions received are netted against acquisition and other underwriting expenses.

Other expenses. Other expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately. Other expenses also include interest expense related primarily to the Company’s junior subordinated debt and loan payable.

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

Key Financial Measures

The Company evaluates its insurance operations by monitoring certain key measures of growth and profitability. The Company measures growth by monitoring changes in direct premiums written and net premiums written. The Company measures underwriting profitability by examining loss, expense, policyholder dividend expense and combined ratios. On a segmental basis, the Company measures a segment’s operating results by examining net income, diluted earnings per share, and return on average equity.

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

Expense ratio. The expense ratio is the ratio (expressed as a percentage) of the sum of the acquisition and other underwriting expenses, other expenses and amortization of intangibles to net premiums earned, and measures the Company’s operational efficiency in producing, underwriting and administering its insurance business.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves is an imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2008, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance segment as of December 31, 2008 and 2007 are summarized below (in thousands):

	2008	2007
Case reserves	$34,897	$19,915
Case incurred development, IBNR and unallocated LAE reserves	23,320	25,295
Amount of discount	(2,994)	(2,375)

Net reserves before reinsurance recoverables and purchase accounting	55,223	42,835
Reinsurance recoverables on unpaid losses and LAE	4,932	2,709
Purchase accounting adjustments	986	941

Reserves for unpaid losses and LAE	$61,141	$46,485

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

In estimating case incurred development and IBNR reserves, the Company performs most of its detailed analysis on a net of reinsurance basis, and then considers expected recoveries in arriving at its recorded amounts for unpaid losses and LAE. To estimate such reserves, the Company relies primarily on the historical claim data and trends from its workers’ compensation book of business. Using standard actuarial methods, the Company estimates reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends. However, the number of variables and judgments involved in establishing reserve estimates, combined with some random variation in loss development patterns, results in uncertainty regarding projected ultimate losses.

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

In estimating ULAE reserves, the Company reviews past loss adjustment expenses in relation to paid claims and estimated future costs based on expected claims activity and duration. The sum of the Company’s net loss and ALAE reserve and ULAE reserves represents its total net reserve for unpaid losses and LAE.

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

As of December 31, 2008, the Company’s best estimate of its ultimate liability for losses and LAE, net of amounts recoverable from reinsurers and before purchase accounting adjustments, for its workers’ compensation insurance segment was $55.2 million.

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

Change in Tail Factor Assumption	Increase (Decrease) in Net Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
2 basis point increase	$3,475	$(2,259)	-1.6%
1 basis point increase	$1,746	$(1,135)	-0.8%
1 basis point decrease	$(1,764)	$1,146	0.8%
2 basis point decrease	$(3,544)	$2,304	1.7%

The estimates above rely on substantial judgment. There is inherent uncertainty in estimating reserves for unpaid losses and LAE. It is possible that the actual losses and LAE incurred may vary significantly from the Company’s estimates.

Segregated Portfolio Cell Reinsurance

The Company’s reserves for unpaid losses and LAE in its segregated portfolio cell reinsurance segment as of December 31, 2008 and 2007 are summarized below (in thousands):

	2008	2007
Case reserves	$11,808	$8,906
Case incurred development, IBNR and unallocated LAE reserves	11,210	13,083
Amount of discount	(1,151)	(1,099)

Net reserves before reinsurance recoverables and purchase accounting	21,867	20,890
Reinsurance recoverables on unpaid losses and LAE	2,903	2,033
Purchase accounting adjustments	82	161

Reserves for unpaid losses and loss adjustment expenses	$24,852	$23,084

The Company estimates and records reserves for its segregated portfolio cell reinsurance segment in the same manner as for its workers’ compensation insurance segment.

The reporting and paid loss development patterns in the segregated portfolio cell reinsurance segment are also consistent with that of the workers’ compensation insurance segment. Accordingly, the tail factors used to project actual current losses to ultimate losses for claims covered in the Company’s segregated portfolio cell reinsurance segment require considerable judgment. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE, acquisition and other underwriting expenses, policyholder dividend expense and other expenses is accrued as a segregated portfolio dividend expense. Accordingly, any change in the reserve for unpaid losses and LAE is recorded to the segregated portfolio dividend payable/receivable account and would only impact the Company’s net income or shareholders’ equity if it were a segregated portfolio cell dividend participant.

Group Benefits

The reserves for unpaid losses and LAE in the group benefits insurance segment include an estimate of future amounts for reported but unpaid and IBNR claims related to the Company’s dental, long-term disability, short-term disability and term life products, as well as an estimate of the costs associated with investigating, processing and paying the related claims.

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

Loss Ratio Method. The loss ratio method involves the use of historical loss ratios to estimate the reserve for unpaid claims. Under the loss ratio method, the reserve is determined by multiplying the selected loss ratio, which is based on historical loss ratio trends, by the amount of net premiums earned or the in-force premium at the valuation date.

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

The Company’s reserves for unpaid losses and LAE in its group benefits insurance segment, by line business, as of December 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Dental	$1,852	$2,075
Short-term disability	899	1,005
Long-term disability	7,577	8,165
Term life	4,318	4,892
Other	—	245

Net reserves for unpaid losses and LAE	14,646	16,382
Reinsurance recoverable on unpaid losses and LAE	17,939	18,900

Reserves for unpaid losses and LAE	$32,585	$35,282

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

Long-Term Disability Reserves

The long-term disability tabular reserve represents the Company’s estimate of future amounts due on reported long-term disability claims. The Company establishes a reserve at the time a long-term disability claim is reported using the 1987 Commissioners Group Disability Table. Due to the long-term nature of long-term disability claims, management discounts the liability using an interest rate that reflects the estimated investment return in the Company’s group benefits insurance segment that will be earned over the expected life of the claim. In establishing the discount rate, the Company’s management evaluates the current interest rate environment at the end of each year and, if necessary, adjusts the interest rate for the following year based on the expected rate of return on new investments. The discount rates for claims incurred in 2008, 2007 and 2006 were 3.85%, 5.25%, and 4.75%, respectively. A lower discount rate results in a higher claim reserve and an increase in losses and LAE, whereas a higher discount rate results in a lower claim reserve and a decrease in losses and LAE. The reserve established represents the present value of expected future claim payments based on the terms of the underlying long-term disability insurance contract. With the exception of the discount rate, the assumptions that impact the reserve amount, such as recovery, morbidity and mortality rates, are embedded in the table. The long-term disability IBNR reserve is estimated on a policy-by-policy basis, taking into consideration the average monthly premium, the policy elimination period, and an expected loss ratio.

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

Run-off Specialty Reinsurance

With respect to the run-off specialty reinsurance segment, numerous internal and external factors will affect the ultimate settlements of future claims including, but not necessarily limited to, changes in the cost of environmental remediation, impacts of relevant federal or state legislation, changes in technology and the resulting impact on costs, and reliance on ceding companies to handle claims and remit proper loss information in a timely manner. Reserving for assumed reinsurance requires evaluating loss information received from the ceding company. On a quarterly basis, the Company receives a statement from the ceding company which includes premium and loss settlement activity for the period with corresponding reserves as established by the ceding company. Claims reported to the ceding company by insureds are entered into its claim system and ceded to the Company on a quarterly basis. The claim information received from the ceding company is compiled into loss development triangles. Generally accepted actuarial methodologies, supplemented by judgment where appropriate, are used to develop the appropriate IBNR reserves for the Company. Each quarter the Company compares its actual reported losses for the quarter, and cumulative reported losses since the most recently completed reserve study, to expected reported losses for the respective period, which may result in the Company increasing its losses and LAE, and its corresponding loss reserves in that quarter. This information is used as a tool in the judgmental process by which management assesses the overall adequacy of the reserves for unpaid losses and LAE at the Company. The evaluation of the reserves for unpaid losses and LAE related to the Company’s run-off specialty reinsurance segment requires that loss development be estimated over an extended period of time. Because the primary insurer under the reinsurance program changed in 1999 and the claims management philosophy of the two primary insurers differed, historical loss data for years prior to 1999 has limited relevance. Therefore, reliance has been placed on a blend of historical loss development data and industry loss development patterns, adjusted to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

The Company’s reserves for unpaid losses and LAE in its run-off specialty reinsurance segment as of December 31, 2008 and 2007 are summarized below (in thousands):

	2008	2007
Case reserves	$15,632	$10,873
Case incurred development, IBNR and unallocated LAE reserves	24,938	14,117

Net reserves before purchase accounting	40,570	24,990
Purchase accounting adjustments	(31)	(53)

Reserves for unpaid losses and loss adjustment expenses	$40,539	$24,937

In its run-off specialty reinsurance segment, the Company categorizes unpaid losses and LAE into case reserves and IBNR reserves. Case reserves represent unpaid losses reported by the ceding company. The Company updates its reserve estimates on a quarterly basis using information received from the ceding companies.

The Company analyzes its ultimate losses and LAE for the run-off specialty reinsurance segment after consideration of the loss experience on each treaty for each underwriting year on a quarterly basis. The methodologies that the Company employs include, but may not be limited to, paid loss development methods and incurred loss development methods similar to those described in the workers’ compensation insurance and segregated portfolio cell reinsurance segments above.

In applying these methods, the Company evaluates loss development trends by underwriting year to determine various assumptions that are required as inputs in the actuarial methodologies it employs. These typically involve the analysis of historical loss development trends by underwriting year. In addition to the use of historical loss development data, the Company utilizes external or internal benchmark sources of information for which it has limited loss development data to calculate credible trends. The evaluation of the reserve for unpaid losses and LAE related to the run-off specialty reinsurance segment requires that loss development be estimated over an extended period of time.

The Company relies on information provided by ceding companies regarding premiums and reported claims, and then uses that data as a key input to estimate unpaid losses and LAE. Since the Company relies on claims information reported by ceding companies, the estimation of unpaid losses and LAE for the run-off specialty reinsurance segment includes certain risks and uncertainties that do not exist with its other segments, and include, but are not necessarily limited to, the following:

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

•

Because the primary insurer under these programs changed in 1999, historical loss data has limited relevance. Therefore, reliance has been placed on a blend of historical loss development data and industry loss development patterns adjusted, based on the management’s judgment, to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty.

Claims reported to the ceding company by insureds are entered into the ceding company’s claim system and ceded to Eastern Re on a quarterly basis. In order to mitigate the above risk, Company claim personnel perform annual reviews of the ceding companies’ detailed claim reports to ensure reported claims information appears to be reasonably accurate and timely.

As of December 31, 2008, the Company’s best estimate of its ultimate liability for unpaid losses and LAE, before purchase accounting adjustments, for its run-off specialty reinsurance segment was $40.6 million.

The evaluation of the reserves for unpaid losses and LAE in the run-off specialty reinsurance segment requires that loss development be estimated over an extended period of time using historical loss development data with limited relevance. As the historical loss development data has limited relevance, reliance has been placed on loss development patterns based on a blend of historical loss development data and industry loss development patterns, judgmentally adjusted to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty. Following is a sensitivity analysis of the reserves for unpaid losses and LAE to reasonably likely changes in the blend of historical loss development data and industry loss development factors used to project current losses to ultimate losses (dollars in thousands):

Change in Actual Loss Development as a Percentage of Total	Increase (Decrease) in Net Loss Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
30 basis point increase	$5,738	$(5,738)	-4.2%
20 basis point increase	$3,675	$(3,675)	-2.7%
10 basis point increase	$1,772	$(1,772)	-1.3%
10 basis point decrease	$(1,664)	$1,664	1.2%
20 basis point decrease	$(3,239)	$3,239	2.3%
30 basis point decrease	$(4,737)	$4,737	3.4%

While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2008 are reasonable, the ultimate net liability may differ materially from the amount recorded.

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the year ended December 31, 2008, the Company recorded other-than-temporary impairments of $9.5 million related to its fixed income and equity securities. The Company did not record any impairments in 2007 or 2006. As of December 31, 2008, the Company held fixed income and equity securities, excluding the segregated portfolio cell reinsurance segment, with gross unrealized losses of $7.3 million, of which $1.4 million were in an unrealized loss position for more than twelve months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equity securities. An equity security is considered impaired when one of the following conditions exist: 1) an equity security’s market value is less than 80% of its cost for a continuous period of 6 months, 2) an equity security’s market value is less than 50% of its cost, regardless of the amount of time the security’s market value has been below cost, and 3) an equity security’s market value has been less than cost for a continuous period of 12 months or more, regardless of the magnitude of the decline in market value. Equity securities that are in an unrealized loss position, but do not meet the above quantitative thresholds are evaluated to determine if the decline in market value is other than temporary.

For the year ended December 31, 2008, the Company recorded other-than-temporary impairments of $5.0 million related to its equity portfolio. The securities impaired included an international equity mutual fund that experienced a decline in value of more than 50% of cost as of December 31, 2008 and two international equity mutual funds that experienced a decline in value of more than 40% of cost as of December 31, 2008.

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

For the year ended December 31, 2008, the Company recorded other-than-temporary impairments of $4.5 million related to its fixed income portfolio. The securities impaired included $1.2 million related to Lehman Brothers securities and certain other mortgage-backed securities for which management determined an impairment existed as a result of a significant and prolonged decline in value due to illiquidity in the credit markets. The mortgage-backed securities continue to remain current on principal and interest payments; however, due to the significant and prolonged decline in value and the continued uncertainty surrounding the credit markets, management determined that an impairment write-down was appropriate.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or it management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in other long-term investments in the consolidated statement of operations.

For the year ended December 31, 2008, the Company recorded a permanent impairment of $1.4 million related to one of its limited partnership investments. As a result of the current credit market conditions, the limited partnership experienced a permanent decline in value during 2008 and will be dissolved. The estimated fair value of the Company’s interest in the limited partnership as of December 31, 2008 reflects management’s best estimate of the proceeds the Company is expected to receive upon dissolution of the fund.

At the time a security is determined to be other-than-temporarily impaired, the cost or amortized cost is written down to market value at the balance sheet date and the impairment is recorded as a realized loss in the consolidated statement of operations.

Goodwill

In accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of December 31, 2008 to its workers’ compensation insurance segment. The goodwill impairment test, performed as of December 31 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

For the 2008 annual impairment test, the fair value of the workers’ compensation insurance segment was calculated using a discounted cash flow analysis, a form of the income approach, using management’s internal four-year forecast for the workers’ compensation insurance segment and a terminal value calculated using a growth rate of 5%, which is reflective of the historical growth rate of the segment and a discount rate of 13%, which is reflective of risks inherent in the segment. Cash flows were adjusted as necessary in order to maintain adequate capital requirements.

In addition to the discounted cash flow analysis, management assessed its stock price relative to the book value of the workers’ compensation insurance segment. Due to market conditions, the Company’s stock price experienced a significant decline in value in 2008 and was trading below book value as of December 31, 2008. Management considered an estimate of the Company’s value in a potential transaction and allocated that value to its reporting units, including the workers’ compensation insurance segment.

Based on the comparison of fair value to carrying amount, as calculated using the methodologies summarized above, fair value exceeded carrying amount as of December 31, 2008; therefore, goodwill was considered not impaired, and the second step of impairment testing was unnecessary.

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of December 31, 2008 and 2007, deferred policy acquisition costs and the related unearned premium reserves in the Company’s workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance segment were as follows (in thousands):

	2008	2007
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$2,617	$1,924
Unearned premium reserves	$30,941	$24,707

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$2,849	$2,137
Unearned premium reserves	$10,367	$7,716

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$79	$83

Run-off specialty reinsurance operations:
Deferred policy acquisition costs	$294	$2,196
Unearned premium reserves	$978	$7,320

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of December 31, 2008, the Company recorded a net deferred tax asset of $6.3 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of December 31, 2008, the Company has not recognized a deferred tax asset related to its run-off specialty reinsurance segment of $7.2 million, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re as of December 31, 2008. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore has not recognized these tax benefits as of December 31, 2008. Under United States federal income tax rules and regulations, tax losses generated by operations outside the United States are generally unable to be utilized to offset taxable income generated by operations within the United States. Therefore, the Company’s ability to utilize these future tax benefits is contingent upon the generation of future taxable income in its operations outside the United States.

As of December 31, 2008, the Company recognized a deferred tax asset of $2.7 million and $715,000 related to other-than-temporary investment impairments and net unrealized losses on investments, respectively. Under United States federal income tax rules and regulations, capital losses can only be utilized to offset income generated from capital gains. Capital losses can be carried back to offset capital gains reported in the three prior tax periods and can be carried forward for five tax periods. Management has determined, based on a review of its investment portfolio and giving consideration to capital gains reported in prior tax periods, that the Company’s deferred tax asset related to other-than-temporary investment impairments and net unrealized losses on investments is recoverable; therefore, a valuation allowance has not been recorded as of December 31, 2008. Due to the significant volatility in the investment markets, management’s conclusion on the recoverability of the deferred tax asset could change in future periods. Further declines in the estimated fair value of the Company’s investments may result in the need for a valuation allowance, which could have an adverse impact of the Company’s financial condition and/or results of operations.

Reinsurance Recoverables

Amounts recoverable from Company’s reinsurers are estimated in a manner consistent with the reserves for unpaid losses and LAE associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and LAE are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and LAE affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers and where necessary obtains collateral. As of December 31, 2008, the Company had reinsurance recoverables of $29.6 million.

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

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net premiums written	$134,712	$131,889

Net premiums earned	$135,807	$129,495
Net investment income	9,631	11,669
Change in equity interest of other long-term investments	(3,970)	759
Net realized investment (losses) gains	(11,117)	2,888
Other revenue	853	683

Consolidated revenue	$131,204	$145,494

The decrease in consolidated revenue reflects the impact of net realized investment losses, primarily related to other-than-temporary impairments, a decline in the fair value of limited partnership investments and a reduction in net investment income due to a decline in the Company’s invested asset base. These declines in revenue were partially offset by an increase in net premiums earned, primarily in the workers’ compensation insurance segment.

The components of consolidated net (loss) income, by segment, for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Workers’ compensation insurance	$6,829	$17,118
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	(1,156)	4,777
Run-off specialty reinsurance	(18,673)	(286)
Corporate/other	(4,383)	(2,926)

Consolidated net (loss) income	$(17,383)	$18,683

The consolidated net loss for the year ended December 31, 2008 primarily reflects the unfavorable loss reserve development and the unrecognized federal income tax benefits in the run-off specialty reinsurance segment, other-than-temporary investment impairments, and a decline in the fair value of limited partnership investments.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2008 and 2007 (in thousands). The results of operations for the year ended December 31, 2008 include the operating results of ESIC for the period from October 1, 2008 to December 31, 2008:

	2008	2007
Revenue:
Direct premiums written	$101,907	$91,466
Reinsurance premiums assumed	652	1,341
Ceded premiums written	(33,996)	(34,318)

Net premiums written	68,563	58,489
Change in unearned premiums	(2,601)	(2,170)

Net premiums earned	65,962	56,319
Net investment income	4,045	4,221
Change in equity interest of other long-term investments	(3,051)	537
Net realized investment (losses) gains	(4,174)	797
Other revenue	119	—

Total revenue	$62,901	$61,874

Expenses:
Losses and LAE	$36,535	$25,614
Acquisition and other underwriting expenses	4,920	2,495
Other expenses	10,915	8,300
Policyholder dividend expense	551	543

Total expenses	$52,921	$36,952

Income before income taxes	9,980	24,922
Income tax expense	3,151	7,804

Net income	$6,829	$17,118

Net Income

The decrease in net income primarily reflects the impact of other-than-temporary investment impairments, a decline in the fair value of limited partnership investments, and an increase in the combined ratio. Other-than-temporary impairments totaled $3.6 million for the year ended December 31, 2008. The increase in the combined ratio primarily reflects a decrease in favorable loss reserve development from 2007 to 2008 and an increase in expenses related to the Company’s Southeast expansion, state licensing initiatives and the integration expenses associated with the acquisition of ESHC.

The workers’ compensation insurance ratios were as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	55.4%	45.5%
Expense ratio	24.0%	19.1%
Policyholders’ dividend expense ratio	0.8%	1.0%

Combined ratio	80.2%	65.6%

Premiums

The increase in direct premiums written from 2007 to 2008 primarily reflects new business sales of $23.3 million and premium of $1.9 million related to the acquisition of ESIC, partially offset by a reduction in the renewal retention rate from 88.2% in 2007 to 87.6% in 2008 and renewal rate decreases of 6.9%. Traditional and alternative market direct premiums written were $72.8 million and $29.1 million, respectively, for the year ended December 31, 2008, compared to $65.4 million and $26.1 million, respectively, for the same period in 2007.

Purchase accounting adjustments reduced direct premiums written by $513,000 in 2008, compared to a reduction of $1.2 million for the same period in 2007.

Net Investment Income

The decrease in net investment income primarily reflects a decline in the average yield on the fixed income portfolio and a decline in short-term interest rates from 2007 to 2008. The average yield on the fixed income portfolio was 4.18% as of December 31, 2008, compared to 4.44% as of December 31, 2007.

Net Realized Investment (Losses) Gains

The net realized investment losses for the year ended December 31, 2008 primarily reflect other-than-temporary impairments of $3.4 million. There were no impairments recorded in 2007. In addition, the change in the fair value of convertible bond securities increased the net realized investment losses by $623,000 in 2008, compared to a decrease in net realized investment gains of $35,000 in 2007.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects a decrease in favorable loss reserve development related to prior accident periods. The accident period loss ratio was 58.8% and 60.3% for the years ended December 31, 2008 and 2007, respectively. Favorable loss reserve development totaled $2.7 million for the year ended December 31, 2008, compared to favorable loss reserve development of $8.4 million for the same period in 2007. The favorable loss reserve development primarily reflects a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects significant prior year claim settlements during 2008 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2008. For the year ended December 31, 2008, the Company closed 360, or 63.2% of the 570 open lost time claims as of December 31, 2007. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2006, 2007, and the first half of 2008 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses primarily reflects growth in net premiums earned and a decrease in fee based revenue from the segregated portfolio cell reinsurance segment during 2008. In addition, the Company recorded an accrual for an expected assessment by the Security Fund on 2008 premiums as of December 31, 2008. No accrual was recorded as of December 31, 2007 due to the Company receiving communication from the Security Fund that no assessment was going to be made on 2007 premium.

Other Expenses

The increase in other expenses primarily reflects start-up costs incurred in conjunction with the Company’s expansion into the Southeast, due diligence and integration expenses associated with the acquisition of ESHC and other state licensing initiatives.

Policyholder Dividends

Policyholder dividend expense remained consistent from 2007 to 2008. As of December 31, 2008 and 2007, approximately 10.0% of the Company’s workers’ compensation insurance policies were written on a participating basis.

Tax Expense

The effective tax rate was 31.6% and 31.3% for the years ended December 31, 2008 and 2007, respectively. The difference between the statutory tax rate of 35% and the effective tax rate primarily reflects tax exempt income on municipal bond securities. The 2007 effective tax rate also includes a reduction in income tax expense related to non-recurring rehabilitation tax credits.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Revenue:
Reinsurance premiums assumed	$29,113	$26,143
Ceded premiums written	(3,023)	(2,676)

Net premiums written	26,090	23,467
Change in unearned premiums	(2,650)	(606)

Net premiums earned	23,440	22,861
Net investment income	1,112	1,284
Net realized investment (losses) gains	(1,381)	320

Total revenue	$23,171	$24,465

Expenses:
Losses and LAE	$13,182	$11,671
Acquisition and other underwriting expenses	7,238	6,933
Other expenses	286	463
Segregated portfolio dividend expense (1)	2,465	5,398

Total expenses	$23,171	$24,465

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	56.2%	51.1%
Expense ratio	32.1%	32.4%

Combined ratio	88.3%	83.5%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed from 2007 to 2008 primarily reflects new business sales of $4.7 million, partially offset by a reduction in the renewal retention rate from 88.4% in 2007 to 87.7% in 2008 and renewal rate decreases of 3.9%. Further offsetting the increase in reinsurance premiums assumed were audit premiums, which reduced premiums by $383,000 in 2008, compared to an increase in premiums of $623,000 in 2007.

Purchase accounting adjustments reduced reinsurance premiums assumed by $451,000 in 2007. There were no purchase accounting adjustments in 2008.

Net Investment Income

The decrease in net investment income primarily reflects a reduction in short-term interest rates from 2007 to 2008.

Net Realized Investment (Losses) Gains

The net realized investment losses for the year ended December 31, 2008 primarily reflect other-than-temporary impairments of $1.2 million. There were no impairments recorded in 2007.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects a decrease in favorable loss reserve development related to prior accident periods. The accident period loss ratio was 62.9% and 62.4% for the years ended December 31, 2008 and 2007, respectively. Favorable loss reserve development totaled $2.0 million for the year ended December 31, 2008, compared to favorable loss reserve development of $3.0 million for the same period in 2007. The decrease in favorable loss reserve development from 2007 to 2008 primarily reflects management’s consideration of the current economic conditions and the potential impact on prior year open claims. As a result, management determined it was prudent to maintain higher reserve levels in light of the possibility that it could be more difficult to implement return to work initiatives in the current economic conditions. The favorable loss reserve development primarily reflects a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects significant prior year claim settlements during 2008 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2008.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the years ended December 31, 2008 and 2007.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Revenue:
Direct premiums written	$39,205	$38,519
Ceded premiums written	(2,487)	(2,655)

Net premiums written	36,718	35,864
Change in unearned premiums	5	(1)

Net premiums earned	36,723	35,863
Net investment income	2,578	3,277
Change in equity interest in other long-term investments	(430)	(39)
Net realized investment (losses) gains	(5,366)	1,531

Total revenues	33,505	40,632

Expenses:
Losses and LAE	24,444	23,253
Acquisition and other underwriting expenses	5,602	5,556
Other expenses	5,698	5,073

Total expenses	35,744	33,882

(Loss) income before income taxes	(2,239)	6,750
Income tax (benefit) expense	(1,083)	1,973

Net (loss) income	$(1,156)	$4,777

Net Income

The net loss in the group benefits insurance segment for the year ended December 31, 2008 primarily reflects the impact of other-than-temporary investment impairments, a decline in net investment income, and an increase in the combined ratio. Other-than-temporary investment impairments totaled $3.9 million. The decline in net investment income reflects a decrease in the invested asset base, which reflects dividends paid to EIHI during 2008. The increase in the combined ratio primarily reflects an increase in the dental loss ratio and an increase in the expense ratio. The 2007 expense ratio includes the impact of a settlement gain related to the defined benefit plan, which reduced the expense ratio by 1.1 percentage points.

The group benefits insurance ratios were as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	66.6%	64.8%
Expense ratio	30.8%	29.6%

Combined ratio	97.4%	94.4%

Premiums

Direct premiums written, by line of business, for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Dental	$22,733	$21,827
Short-term disability	6,567	6,628
Long-term disability	3,827	4,049
Term life	6,069	6,015

Total	$39,196	$38,519

The increase in direct premiums written primarily reflects the impact of new business sales and a slight increase in renewal rates, partially offset by a decline in the renewal retention rate from 80.8% in 2007 to 78.6% in 2008.

Net Investment Income

The decrease in net investment income primarily reflects a lower invested asset base. The average yield on the fixed income portfolio was 4.88% as of December 31, 2008, compared to 5.60% as of December 31, 2007.

Net Realized Investment (Losses) Gains

The net realized investment losses for the year ended December 31, 2008 primarily reflect the aforementioned other-than-temporary impairments. There were no impairments recorded in 2007. In addition, the change in the fair value of convertible bond securities increased the net realized investment losses by $2.1 million in 2008, compared to a decrease in net realized investment gains of $422,000 in 2007.

Losses and LAE

The calendar period loss ratios, by line of business, for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Dental	74.1%	69.0%
Short-term disability	63.8%	69.3%
Long-term disability	42.5%	22.5%
Term life	48.8%	52.5%
Total group benefits	66.6%	64.8%

Dental

The increase in the dental calendar period loss ratio primarily reflects a 1.4% decrease in premiums per certificate per month (“PCPM”) and a 5.9% increase in claims expense PCPM from 2007 to 2008. The decrease in the premiums PCPM primarily reflects the impact of premium discounts on new business written in 2007 and early 2008. The accident period loss ratio increased from 70.8% in 2007 to 75.6% in 2008. The increase in the accident period loss ratio primarily reflects the impact of the aforementioned premium rate discounts. In addition to the increase in the accident period loss ratio, there was a slight decrease in favorable loss reserve development from 2007 to 2008.

Short-term Disability

The decrease in the short-term disability calendar period loss ratio primarily reflects a reduction in claim frequency and severity from 2007 to 2008. The accident period loss ratio decreased from 71.5% in 2007 to 65.6% in 2008. The decrease in the accident period loss ratio was partially offset by a decline in favorable loss reserve development from $148,000, or 2.2 percentage points, in 2007, to $120,000, or 1.8 percentage points, in 2008.

Long-term Disability

The 2008 long-term disability loss ratio reflects a net reduction in open claims, which reduced claim reserves by $557,000, compared to a net reduction in claim reserves of $992,000 for the same period in 2007.

Term Life

The decrease in the term life loss ratio primarily reflects an increase in premium waiver reserve reductions from 2007 to 2008. The loss ratio related to reported death claims increased slightly from 58.2% in 2007 to 60.2% in 2008.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percent of direct premiums written remained consistent from 2007 to 2008.

Other Expenses

The increase in other expenses from 2007 to 2008 primarily reflects an increase in consulting costs related to actuarial services and costs associated with the acquisition of software. In addition, the 2007 expenses include a reduction of $384,000 related to the defined benefit plan settlement gain.

Tax Expense

The effective tax rate was 48.4% and 29.2% for the years ended December 31, 2008 and 2007, respectively. The difference between the statutory tax rate of 35% and the effective tax rate primarily reflects tax exempt income on municipal bond securities. The 2008 effective tax rate also includes a prior year tax return adjustment that increased the income tax benefit, and the 2007 effective tax rate includes the release of a contingency reserve related to prior tax years that decreased income tax expense.

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Revenue:
Reinsurance premiums assumed	$3,341	$14,069
Change in unearned premiums	6,341	383

Net premiums earned	$9,682	$14,452
Net investment income	1,343	1,298
Change in equity interest in other long-term investments	(489)	261
Net realized investment (losses) gains	(440)	7
Other revenue	782	593

Total revenue	$10,878	$16,611

Expenses:
Losses and LAE	$25,027	$13,050
Acquisition and other underwriting expenses	2,903	3,932
Other expenses	637	647

Total expenses	$28,567	$17,629

Loss before income taxes	(17,689)	(1,018)
Income tax expense (benefit)	984	(732)

Net loss	$(18,673)	$(286)

Net Loss

The increase in the net loss reflects the unfavorable loss reserve development of $19.3 million, the reduction in net premiums earned as a result of terminating participation in the reinsurance treaties, investment losses related to other-than-temporary impairments and limited partnership interests, and an increase in income tax expense due to the inability to recognize federal income tax benefits generated by the segment’s operating losses.

The run-off specialty reinsurance ratios were as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	258.5%	90.3%
Expense ratio	36.6%	31.7%

Combined ratio	295.1%	122.0%

Reinsurance Premiums Assumed

Reinsurance premiums assumed, by line of business, were as follows for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
EnviroGuard	$1,855	$11,300
EIA	1,477	3,068
Other	9	550
Purchase accounting adjustments	—	(849)

Total assumed premiums	$3,341	$14,069

The decrease in reinsurance premiums assumed reflects the termination of the reinsurance treaties.

Purchase accounting adjustments reduced reinsurance premiums assumed by $849,000 in 2007. There were no purchase accounting adjustments in 2008.

Net Investment Income

The average yield on the fixed income portfolio was 3.97% as of December 31, 2008, compared to 4.64% as of December 31, 2007.

Net Realized Investment (Losses) Gains

The net realized investment losses for the year ended December 31, 2008 primarily reflect other-than-temporary impairments of $732,000. There were no impairments recorded in 2007

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects the aforementioned unfavorable loss reserve development. The accident period loss ratios were 59.3% and 56.5% for the years ended December 31, 2008 and 2007, respectively. The 2008 unfavorable loss reserve development of $19.3 million primarily reflects additional information acquired by the Company during the annual claims audit in January 2009. The claims audit revealed several factors which contributed to the increased case reserves reported to the Company and, therefore, resulted in management increasing the loss development factors utilized in estimating the IBNR reserves. Those factors include 1) an improvement in the ceding company’s ability to estimate loss costs earlier in the claims process, including the receipt of damage estimates from contractors and consultants, 2) jurisdictions becoming more aggressive in requiring quicker, more extensive clean-up and an increase in construction costs related to the clean-up, and 3) courts limiting the ability of insurance companies to enforce policy coverage limitations as the courts are more interested in an expeditious clean up due to environmental concerns.

Acquisition and Other Underwriting Expenses

The increase in the expense ratio is related to a decrease in net earned premium due to the termination of the reinsurance treaties. As part of its previously in-force quota share reinsurance agreement with the primary insurer, the Company paid the primary insurer a ceding commission of 30.0% based on assumed premiums.

Tax Expense

The effective tax rate was (5.6%) and 71.9% for the years ended December 31, 2008 and 2007, respectively. The 2008 effective tax rate reflects the impact of the unrecognized tax benefits of $7.2 million. The 2007 effective tax rate reflects a prior year tax return adjustment that increased income tax expense.

CORPORATE/OTHER

The increase in the net loss in the corporate/other segment primarily reflects a decline in net investment income. The decrease in net investment income reflects the decline in short-term interest rates as well as the decrease in cash related to the stock buyback program and the repayment of the junior subordinated debentures.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

As a result of the acquisition of EHC on June 16, 2006, the Company’s financial results for the year ended December 31, 2006 include the results of operations for the workers’ compensation insurance, segregated portfolio cell reinsurance, and run-off specialty reinsurance segment for the period from June 17, 2006 to December 31, 2006.

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Net premiums written	$131,889	$67,529

Net premiums earned	$129,495	$74,919
Net investment income	11,669	8,678
Change in equity interest in other long-term investments	759	314
Net realized investment gains	2,888	2,757
Other revenue	683	313

Consolidated revenue	$145,494	$86,981

The increase in consolidated revenue primarily reflects the acquisition of EHC on June 16, 2006. The increase in net premiums earned also reflects the impact of new business, improved renewal retention, and renewal rate increases in the workers’ compensation insurance and group benefits insurance segments.

The components of consolidated net income, by segment, for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Workers’ compensation insurance	$17,118	$5,318
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	4,777	4,587
Run-off specialty reinsurance	(286)	(489)
Corporate/other	(2,926)	(1,138)

Consolidated net income	$18,683	$8,278

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

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue:
Direct premiums written	$91,466	$34,031
Reinsurance premiums assumed	1,341	143
Ceded premiums written	(34,318)	(12,073)

Net premiums written	58,489	22,101
Change in unearned premiums	(2,170)	2,047

Net premiums earned	56,319	24,148
Net investment income	4,221	2,147
Change in equity interest in other long-term investments	537	78
Net realized investment gains	797	586

Total revenue	$61,874	$26,959

Expenses:
Losses and LAE	$25,614	$15,162
Acquisition and other underwriting expenses	2,495	(40)
Other expenses	8,300	3,724
Policyholder dividend expense	543	239

Total expenses	$36,952	$19,085

Income before income taxes	24,922	7,874
Income tax expense	7,804	2,556

Net income	$17,118	$5,318

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

Losses and LAE

The decrease in the calendar period loss ratio primarily reflects an increase in favorable loss reserve development related to prior accident periods, a decrease in the accident year loss ratio from 71.9% in 2006 to 60.3% in 2007 and a decrease in the impact of purchase accounting adjustments from 2006 to 2007. Favorable loss reserve development totaled $8.4 million for the year ended December 31, 2007, compared to favorable loss reserve development of $2.1 million for the same period in 2006, which lowered the calendar period loss ratios by 14.9 percentage points and 8.5 percentage points, respectively. The favorable loss reserve development and the decrease in the accident period loss ratio primarily reflects a decrease in the current and prior accident period loss development factors used to estimate losses and LAE. The decrease in accident year loss development factors primarily reflects significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2007. For the year ended December 31, 2007, the Company closed 281, or 56.8%, of the 495 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls coupled with strong economies in its underwriting territories during 2005, 2006, and 2007 enabled it to record losses and LAE that were lower than the amount reserved for claim settlements.

Purchase accounting adjustments decreased the calendar period loss ratio by 0.3 percentage points for the year ended December 31, 2007, compared to an increase in the calendar period loss ratio of 9.2 percentage points for same period in 2006.

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

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$26,143	$6,896
Ceded premiums written	(2,676)	(671)

Net premiums written	23,467	6,225
Change in unearned premiums	(606)	5,581

Net premiums earned	22,861	11,806
Net investment income	1,284	588
Net realized investment gains	320	365

Total revenue	$24,465	$12,759

Expenses:
Losses and LAE	$11,671	$5,892
Acquisition and other underwriting expenses	6,933	2,746
Other expenses	463	106
Segregated portfolio dividend expense (1)	5,398	4,015

Total expenses	$24,465	$12,759

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Loss and LAE ratio	51.1%	49.9%
Expense ratio	32.4%	24.2%

Combined ratio	83.5%	74.1%

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

Losses and LAE

The increase in the calendar year loss ratio primarily reflects favorable loss reserve development related to prior accident periods, partially offset by a decrease in the impact of purchase accounting adjustments from 2006 to 2007.

Favorable loss reserve development totaled $3.0 million for the year ended December 31, 2007 compared to favorable loss reserve development of $2.0 million for the same period in 2006, which lowered loss ratios by 13.2 percentage points and 17.7 percentage points, respectively. The favorable loss reserve development primarily reflects a decrease in the prior year loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects significant prior year claim settlements during 2007 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2007.

Purchase accounting adjustments increased the calendar period loss ratio by 0.5 percentage points for the year ended December 31, 2007, compared to an increase in the calendar period loss ratio of 4.6 points for the same period in 2006.

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

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue:
Direct premiums written	$38,519	$35,913
Ceded premiums written	(2,655)	(2,485)

Net premiums written	35,864	33,428
Change in unearned premiums	(1)	23

Net premiums earned	35,863	33,451
Net investment income	3,277	3,515
Change in equity interest in other long-term investments	(39)	154
Net realized investment gains	1,531	1,972

Total revenues	40,632	39,092

Expenses:
Losses and LAE	23,253	20,600
Acquisition and other underwriting expenses	5,556	5,072
Other expenses	5,073	6,336

Total expenses	33,882	32,008

Income before income taxes	6,750	7,084
Income tax expense	1,973	2,497

Net income	$4,777	$4,587

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

Direct premiums written, by line of business, for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Dental	$21,827	$19,468
Short-term disability	6,628	6,458
Long-term disability	4,049	4,134
Term life	6,015	5,853

Total	$38,519	$35,913

Net Investment Income

The decrease in net investment income primarily reflects an increase in investment management expenses. Investment management expenses increased $239,000 from 2006 to 2007 primarily reflecting fees paid related to the performance of the group benefits insurance segment’s convertible bond portfolio.

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

Losses and LAE

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

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Revenue:
Reinsurance premiums assumed	$14,069	$5,775
Change in unearned premiums	383	(261)

Net premiums earned	$14,452	$5,514
Net investment income	1,298	950
Change in equity interest in other long-term investments	261	82
Net realized investment gains	7	15
Other revenue	593	177

Total revenue	$16,611	$6,738

Expenses:
Losses and LAE	$13,050	$6,292
Acquisition and other underwriting expenses	3,932	789
Other expenses	647	411

Total expenses	$17,629	$7,492

Loss before income taxes	(1,018)	(754)
Income tax benefit	(732)	(265)

Net loss	$(286)	$(489)

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

The run-off specialty reinsurance ratios were as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Loss and LAE ratio	90.3%	114.1%
Expense ratio	31.7%	21.8%

Combined ratio	122.0%	135.9%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed relates to the acquisition of EHC on June 16, 2006. Reinsurance premiums assumed, by line of business, were as follows for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
EnviroGuard	$11,300	$5,972
EIA	3,068	2,424
Other	550	—
Purchase accounting adjustments	(849)	(2,621)

Total assumed premiums earned	$14,069	$5,775

Net Investment Income

The increase in net investment income is related to the acquisition of EHC on June 16, 2006. The average yield on the fixed income portfolio was 4.64% as of December 31, 2007 compared to an average yield of 4.52% as of December 31, 2006.

Losses and LAE

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

Financial Position

December 31, 2008 compared to December 31, 2007. Total assets were $377.3 million as of December 31, 2008, compared to $385.5 million as of December 31, 2007. The acquisition of ESHC resulted in an increase to consolidated assets of $26.0 million, including the recognition of goodwill and intangible assets of $2.8 million and $4.2 million, respectively. The increase in consolidated assets related to the acquisition of ESHC was partially offset by a decrease in investments, which reflects the sale of investments to fund the acquisition of ESHC, share repurchases, and the repayment of the junior subordinated debentures, as well as the decrease in the fair value of the Company’s investment portfolio. The increase in deferred income taxes primarily reflects the decrease in the fair value of the Company’s investment portfolio, including the recognition of other-than-temporary impairments.

Total liabilities were $239.2 million as of December 31, 2008, compared to $207.7 million as of December 31, 2007. The acquisition of ESHC resulted in an increase to consolidated liabilities of $18.7 million. In addition to the acquired ESHC liabilities, reserves for losses and LAE increased primarily as a result of the unfavorable loss reserve development in the run-off specialty reinsurance segment. These increases were partially offset by the repayment of the junior subordinated debentures.

Total shareholders’ equity was $138.1 million as of December 31, 2008, compared to $177.8 million as of December 31, 2007. The decrease primarily reflects the net loss of $17.4 million, stock repurchases of $17.1 million, shareholder dividends of $2.5 million, and a decline in the market value of the Company’s investments of $4.1 million.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company’s principal sources of funds are premiums, investment income and proceeds from sales and maturities of investments. The Company’s primary use of funds is to pay claims and operating expenses and to purchase investments. The Company’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. The Company’s investment portfolio as of December 31, 2008 had an effective duration of 2.66 years.

For the years ended December 31, 2008, 2007 and 2006, the Company’s cash inflows from premiums and investment activity were sufficient to support the Company’s cash outflows related to claims and operating expenses. Management expects future cash flows from operations in its workers’ compensation insurance, segregated portfolio cell reinsurance and group benefits insurance segments to be sufficient to cover claims and operating expenses. However, in the event cash flows from operations are not sufficient, the Company may have to liquidate investments to cover such costs. As of December 31, 2008, the Company’s investment portfolio included securities with gross unrealized gains totaling $6.4 million; therefore, based on current gross unrealized gains in the investment portfolio as of December 31, 2008, management does not believe it would have to sell securities at a loss in the event cash flows from operations proved insufficient to cover the Company’s operating needs.

As a result of the significant losses in the run-off specialty reinsurance segment for the year ended December 31, 2008, Eastern Re’s shareholder’s equity was reduced to $(2.6) million as of December 31, 2008. On March 6, 2009, EIHI made a capital contribution of $23.0 million to improve Eastern Re’s capital position and to maintain Eastern Re’s current A.M. Best financial strength rating of “A-” (Excellent).

The Company has a $2.6 million line of credit available to provide additional liquidity if needed. In addition to the line of credit, the Company has obtained letters of credit totaling $44.9 million for the purpose of securing obligations to reinsurers, if necessary. As of December 31, 2008, there was approximately $6.6 million still available under the Company’s letter of credit facilities.

The Company’s ability to manage liquidity results, in part, from the purchase of reinsurance to protect the Company against severe claims and catastrophic events. See “Item 1—Business, Reinsurance.”

Our domestic insurance subsidiaries’ ability to pay dividends to EIHI is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania Insurance Department and the Indiana Insurance Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. In addition, EIHI and its Pennsylvania-domiciled subsidiaries are prohibited from declaring or paying any dividends or other forms of distribution for the three years after June 16, 2006, the effective date of the conversion/merger transaction, without the prior approval of the Pennsylvania Insurance Commissioner. Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to the Company.

The capital contribution from EIHI to Eastern Re was funded by dividends paid to EIHI from Eastern Alliance, Allied Eastern and ELH in the amount of $10.0 million, $2.0 million and $13.0 million, respectively, on March 6, 2009, of which $2.0 million was retained by EIHI. The dividends were approved by the Pennsylvania Insurance Department and were considered extraordinary in nature.

Cash Flows

The primary sources of cash flows for the Company are net premiums written, investment income, and proceeds from the sale or maturity of investments. The major components of cash flow are as follows for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	December 31,
	2008	2007	2006
Cash provided by operating activities	$21,318	$23,917	$17,831
Cash provided by (used in) investing activities	13,146	(10,883)	(32,226)
Cash (used in) provided by financing activities	(27,529)	(17,797)	60,399

Cash Flows for the Years Ended December 31, 2008 and 2007. The decrease in cash flows from operating activities from 2007 to 2008 primarily reflects a reduction in net investment income and the termination of the Company’s participation in the reinsurance treaties in the run-off specialty reinsurance segment.

The increase in cash flows from investing activities from 2007 to 2008 primarily reflects the use of proceeds from sales and maturities of securities to fund the Company’s stock repurchase program, the acquisition of ESHC and the repayment of the junior subordinated debentures.

The decrease in cash flows from financing activities for the year ended December 31, 2008 reflects an increase in share repurchases under the Company’s stock repurchase program, and increase in the quarterly shareholder dividend from $0.05/share in 2007 to $0.07/share in 2008, and the repayment of the junior subordinated debentures.

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

Contractual Commitments

The following table summarizes information about contractual obligations and commercial commitments before the impact of purchase accounting adjustments. The minimum payments under these agreements as of December 31, 2008 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt obligations:
Loan payable (1)	$2,650	$500	$1,500	$650	$—

Total long term debt obligations	$2,650	$500	$1,500	$650	$—
Real estate lease obligation	7,556	1,063	2,843	1,755	1,895
Loss reserves	158,080	56,330	47,652	20,274	33,824

Total contractual obligations	$168,286	$57,893	$51,995	$22,679	$35,719

(1)	The loan payable balance in the above table represents the remaining principal balance as of December 31, 2008. Interest on the loan is based on the 30-day LIBOR rate plus 165 basis points and resets on the first day of each month, based on the 30-day LIBOR rate as of the last day of the immediately preceding month. The interest rate effective on December 31, 2008 was 2.098%.

The loss reserves payments due by period in the table above are based upon the loss and LAE reserves estimates as of December 31, 2008, and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “Item 1—Business, Loss and LAE Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk. The Company had fixed-income investments with a fair value of $195.5 million at December 31, 2008, that are subject to interest rate risk. The Company manages the exposure to interest rate risk through an asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the Company’s liability and capital position.

The table below summarizes the Company’s interest rate risk. It illustrates the sensitivity of the fair value of the Company’s fixed income and convertible bond portfolio to selected hypothetical changes in interest rates as of December 31, 2008. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the Company’s fixed income and convertible bond portfolio and shareholders’ equity (dollars in thousands).

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Estimated Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$(12,427)	$183,055	(9.0)%
100 basis point increase	(6,148)	189,334	(4.5)%
50 basis increase	(3,046)	192,436	(2.2)%
No change	—	195,482	—
50 basis point decrease	2,969	198,451	2.1%
100 basis point decrease	5,876	201,358	4.3%
200 basis point decrease	11,245	206,727	8.1%

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastern Insurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Employers Security Holding Company from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Employers Security Holding Company from our audit of internal control over financial reporting. Employers Security Holding Company is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 6.8% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 12, 2009

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2008	December 31, 2007
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $180,102; $202,039)	$183,136	$205,785
Convertible bonds, at estimated fair value (amortized cost, $13,783; $14,232)	12,346	15,478
Equity securities, at estimated fair value (cost, $22,287; $19,578)	17,162	20,541
Other long-term investments at estimated fair value (cost, $10,586; $10,386)	9,519	11,317

Total investments	222,163	253,121

Cash and cash equivalents	52,875	45,940
Accrued investment income	2,058	2,290
Premiums receivable (net of allowance, $581; $558)	29,615	26,846
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	29,637	26,303
Deferred acquisition costs	5,760	6,257
Deferred income taxes, net	6,281	1,229
Federal income taxes recoverable	16	846
Intangible assets	9,179	6,372
Goodwill	10,752	7,992
Other assets	8,975	8,322

Total assets	$377,311	$385,518

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$159,117	$129,788
Unearned premium reserves	42,365	39,826
Advance premium	1,594	1,380
Accounts payable and accrued expenses	13,136	8,422
Ceded reinsurance balances payable	6,886	6,762
Benefit plan liabilities	497	334
Segregated portfolio cell dividend payable	13,140	13,168
Loan payable	2,439	—
Junior subordinated debentures	—	8,007

Total liabilities	239,174	207,687

Commitments and contingencies (Note 17)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,602,723 and 11,597,723, respectively; outstanding—9,512,366 and 10,580,858, respectively	—	—
Unearned ESOP compensation	(5,606)	(6,354)
Additional paid in capital	111,772	110,166
Treasury stock, at cost (2,090,357 and 1,016,865 shares, respectively)	(32,655)	(15,589)
Retained earnings	66,492	86,363
Accumulated other comprehensive (loss) income, net	(1,866)	3,245

Total shareholders’ equity	138,137	177,831

Total liabilities and shareholders’ equity	$377,311	$385,518

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
REVENUE
Net premiums earned	$135,807	$129,495	$74,919
Net investment income	9,631	11,669	8,678
Change in equity interest in other long-term investments	(3,970)	759	314
Net realized investment (losses) gains	(11,117)	2,888	2,757
Other revenue	853	683	313

Total revenue	131,204	145,494	86,981

EXPENSES
Losses and LAE incurred	99,188	73,588	47,913
Acquisition and other underwriting expenses	18,918	17,056	7,242
Other expenses	25,338	21,801	14,390
Amortization of intangibles	1,373	1,738	1,087
Policyholder dividend expense	551	543	239
Segregated portfolio dividend expense	2,155	4,423	2,890

Total expenses	147,523	119,149	73,761

(Loss) income before income taxes	(16,319)	26,345	13,220
Income tax expense	1,064	7,662	4,942

Net (loss) income	$(17,383)	$18,683	$8,278

Other comprehensive (loss) income
Unrealized holding (losses) gains arising during period, net of tax of $(4,751), $1,209, and $1,217	(8,823)	1,877	2,261
Amortization of unrecognized benefit plan amounts, net of tax of $(558), $58, and $0	(1,037)	108	—
Less: Reclassification adjustment for (losses) gains included in net (loss) income, net of tax of $(2,557), $644, and $392	(4,749)	1,195	728

Other comprehensive (loss) income	(5,111)	790	1,533

Comprehensive (loss) income	$(22,494)	$19,473	$9,811

EARNINGS PER SHARE (SEE NOTE 6):
Net (loss) income	$(17,383)	$18,683	$7,142
Basic earnings per share	$(1.94)	$1.82	$0.67
Diluted earnings per share	$(1.94)	$1.76	$0.65

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share data)

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
Balance, January 1, 2006	—	—	$—	$—	$—	$—	$61,205	$904	$62,109
Net proceeds from stock offering	—	7,475,000	—	—	69,597	—	—	—	69,597
Unearned ESOP compensation	—	—	—	(7,475)	—	—	—	—	(7,475)
ESOP shares released	—		—	374	151	—	—	—	525
Issuance of common stock	—	3,876,048	—	—	38,754	—	—	—	38,754
Net income	—	—	—	—	—	—	8,278	—	8,278
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,533	1,533
Adoption of SFAS 158	—	—	—	—	—	—	—	423	423

Balance, December 31, 2006	—	11,351,048	—	(7,101)	108,502	—	69,483	2,860	173,744
Adoption of SFAS 155	—	—	—	—	—	—	405	(405)	—
ESOP shares released	—	—	—	747	409	—	—	—	1,156
Stock compensation expense	—	246,675	—	—	1,255	—	—	—	1,255
Repurchase of common stock	—	(1,016,865)	—	—	—	(15,589)	—	—	(15,589)
Shareholder dividend	—	—	—	—	—	—	(2,208)	—	(2,208)
Net income	—	—	—	—	—	—	18,683	—	18,683
Other comprehensive income, net of tax	—	—	—	—	—	—	—	790	790

Balance, December 31, 2007	—	10,580,858	—	(6,354)	110,166	(15,589)	86,363	3,245	177,831
ESOP shares released	—	—	—	748	297	—	—	—	1,045
Stock compensation expense	—	5,000	—	—	1,277	—	—	—	1,277
Excess tax benefit from vested restricted stock	—	—	—	—	32	—	—	—	32
Repurchase of common stock	—	(1,073,492)	—	—	—	(17,066)	—	—	(17,066)
Shareholder dividend	—	—	—	—	—	—	(2,488)	—	(2,488)
Net loss	—	—	—	—	—	—	(17,383)	—	(17,383)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,111)	(5,111)

Balance, December 31, 2008	—	9,512,366	$—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(17,383)	$18,683	$8,278
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	561	397	263
Net amortization of bond premium/discount	452	282	517
Net realized investment losses (gains)	11,117	(2,888)	(2,757)
Change in equity interest in other long-term investments	3,970	(759)	(314)
Loss on disposal of property and equipment	5	1	19
Recognition of deferred gain on sale of building	—	—	(287)
Deferred tax benefit	(4,355)	(1,795)	(243)
Stock compensation	2,354	2,411	525
Intangible asset amortization	1,373	1,738	1,087
Changes in assets and liabilities:
Accrued investment income	396	(54)	101
Premiums receivable	400	(3,621)	5,084
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(1,273)	1,222	4,024
Deferred acquisition costs	497	(1,756)	(4,501)
Other assets	(43)	(2,006)	(394)
Reserves for unpaid losses and loss adjustment expenses	19,741	3,321	985
Unearned and advance premium	(389)	4,851	4,275
Ceded reinsurance balances payable	124	1,139	(1,081)
Accounts payable and accrued expenses	3,328	345	185
Benefit plan liabilities	(8)	(52)	(88)
Federal income taxes recoverable/payable	479	(2,748)	1,703
Segregated portfolio cell dividend payable	(28)	5,206	450

Net cash provided by operating activities	21,318	23,917	17,831

Cash flows from investing activities:
Purchase of fixed income securities	(43,355)	(122,853)	(64,057)
Purchase of equity securities	(11,239)	(13,280)	(15,666)
Purchase of other long-term investments	(3,000)	(500)	(7,860)
Proceeds from sale of fixed income securities	41,058	50,309	42,443
Proceeds from maturities/calls of fixed income securities	33,575	61,947	19,699
Proceeds from the sale of equity securities	4,699	11,956	6,855
Proceeds from sale of other long-term investments	820	1,876	550
Acquisition of Employers Security Holding Company, net of cash received	(8,025)	—	—
Acquisition of Eastern Holding Company, Ltd., net of cash received	—	—	(14,149)
Principal payments received on mortgage loans	8	15	18
Purchase of equipment, net	(1,395)	(353)	(59)

Net cash provided by (used in) investing activities	13,146	(10,883)	(32,226)

Cash flows from financing activities:
Repurchase of common stock	(17,066)	(15,589)	—
Shareholder dividend	(2,488)	(2,208)	—
Repayment of junior subordinated debentures	(8,007)	—	—
Proceeds from initial public offering, net of expenses	—	—	62,122
Repayment of long-term debt	—	—	(1,723)
Excess tax benefit from vested restricted stock	32	—	—

Net cash (used in) provided by financing activities	(27,529)	(17,797)	60,399

Net increase (decrease) in cash and cash equivalents	6,935	(4,763)	46,004
Cash and cash equivalents, beginning of period	45,940	50,703	4,699

Cash and cash equivalents, end of period	$52,875	$45,940	$50,703

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,875	$11,800	$7,163
Cash paid for interest	$468	$606	$324

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

EIHI is an insurance holding company offering workers’ compensation and group benefits insurance products and reinsurance products through its direct and indirect wholly-owned subsidiaries. Eastern Services Corporation (“Eastern Services”), Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Eastern Re Ltd., S.P.C. (“Eastern Re”), ELH, and Employers Alliance, Inc. (“Employers Alliance”), collectively referred to as the “Company.”

On September 29, 2008, EIHI acquired all of the outstanding stock of Employers Security Holding Company (“ESHC”) and its wholly-owned subsidiaries, Employers Security Insurance Company and Affinity Management Services (See Note 3). Employers Security Insurance Company (“ESIC”) is an Indiana-domiciled, mono-line workers’ compensation insurance company licensed to write business in Indiana, Illinois and Missouri.

Effective June 16, 2006, EHC was redomesticated from the Cayman Islands to the United States of America. As a result of the redomestication, EHC and Eastern Re are subject to federal income tax on a prospective basis.

The Company currently operates in four segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and corporate/other. The specialty reinsurance segment was placed into run-off effective July 1, 2008. See Note 16 for a description of each segment.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The consolidated statements of income and comprehensive income for the year ended December 31, 2006 represent the results of operations of the group benefits insurance segment for the year ended December 31, 2006 and the results of operations of the workers’ compensation insurance segment, segregated portfolio cell reinsurance segment and run-off specialty reinsurance operations for the period from June 17, 2006 to December 31, 2006. The corporate/other segment for the year ended December 31, 2006 represents the results of operations of ELH’s corporate activities for the year ended December 31, 2006 and the results of operations of EIHI, EHC, Employers Alliance, Global Alliance, and Eastern Services for the period from June 17, 2006 to December 31, 2006. Basic and diluted earnings per share for the year ended December 31, 2006 is computed by dividing consolidated net income for the period from June 17, 2006 to December 31, 2006 by the weighted average number of shares outstanding for the period.

All inter-company transactions and related account balances have been eliminated in consolidation.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. The Company reclassified the change in equity interest in its limited partnership investments from net investment income to the change in equity interest in other long-term investments in the consolidated statements of operations. This reclassification did not have any impact on prior year revenues, expenses, or net income.

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amount of reported assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates in the consolidated financial statements include reserves for unpaid losses and loss adjustment expenses (“LAE”), earned but unbilled premium, deferred acquisition costs, return premiums under reinsurance contracts, and current and deferred income taxes. Actual results could differ from these estimates.

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

Other Long-Term Investments

Other long-term investments consist primarily of investments in limited partnerships. Investments in limited partnerships are reported in the consolidated financial statements using the equity method. Changes in the value of the Company’s proportionate share of its limited partnership investments are included in the change in equity interest in other long-term investments in the consolidated statements of operations and comprehensive income (loss). The Company reports changes in the value of its limited partnership investments on a month lag (quarter lag for one investment) as a result of the timing of statements being received from the limited partnership. The Company monitors its limited partnership investments for declines in value that may be other-than-temporary. When a limited partnership interest is determined to be other-than-temporarily impaired, the Company reduces its interest in the limited partnership to its current estimated fair value at the balance sheet date. The impairment is recorded in the change in equity interest in other long-term investments in the consolidated statements of operations and comprehensive income (loss).

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of December 31, 2008 and 2007, and included in net premiums earned, totaled $1,800 and $1,500, respectively.

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

Reinsurance premiums assumed by the Company’s run-off specialty reinsurance operations are estimated based on information provided by the ceding companies. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are reported. These premiums are earned over the terms of the related reinsurance contracts.

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

The Company discounts its reserves for unpaid losses and LAE for workers’ compensation claims on a non-tabular basis, using a discount rate of 3.0%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $4,145 and $3,474 as of December 31, 2008 and 2007, respectively.

A liability is established for the estimated unpaid losses and LAE of the Company’s group benefits insurance segment as follows:

•

The liability for reported but unpaid long-term disability claims is calculated using the 1987 Commissioners Group Disability Table. The long-term disability reserves are discounted based on the expected rate of return of ELH’s fixed income portfolio in the year that the claim was incurred. The discount rate for claims incurred in 2008, 2007 and 2006 was 3.85%, 5.25% and 4.75%, respectively. The liability for IBNR claims is estimated on a policy-by-policy basis, taking into consideration average monthly premium, policy elimination periods, and an expected loss ratio.

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

A liability is established for the estimated unpaid losses and LAE of the Company’s run-off specialty reinsurance operations based on information provided by the ceding company. Premiums and reported claims data provided by the ceding company is utilized by management to estimate the ultimate losses and LAE, including an amount for IBNR claims. As a result of a lag in receiving quarterly premium and reported claim data from the ceding company, the estimated unpaid losses and LAE are based on claim data one quarter in arrears.

The methods used to estimate the reserves for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserves for unpaid losses and LAE is adequate as of December 31, 2008. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2008, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $6,872, $6,033, and $2,541 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

EIHI’s insurance subsidiaries are not generally subject to state income taxes; rather, they are subject to state premium tax in the jurisdictions in which they write business. Employers Alliance, Eastern Services and AMS are subject to state income tax in the states in which they operate.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax for earnings subsequent to June 16, 2006, as a result of the redomestication of EHC.

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during 2008, 2007 or 2006.

The Company’s federal income tax returns for tax years subsequent to December 31, 2004 are subject to examination by the Internal Revenue Service.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of December 31, 2008 and 2007, the Company recorded accrued dividends payable of $1,311 and $989, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Property and Equipment

Property and equipment, including expenditures for significant improvements and purchased software, is carried at cost less accumulated depreciation and amortization. Maintenance, repairs and minor improvements are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed under the straight-line method. The estimated useful lives of property and equipment range from 3-7 years. Accumulated depreciation and amortization expense totaled $7,246 and $6,534 as of December 31, 2008 and 2007, respectively. Depreciation and amortization expense totaled $561, $397, and $263 for the years ended December 31, 2008, 2007 and 2006, respectively.

Property, equipment and software are reviewed for impairment whenever changes in circumstances indicate that the carrying value of such assets may not be recoverable. Impairment losses are recognized to the extent the carrying amount of the asset exceeds the undiscounted cash flows expected to result from the use of the asset and its eventual disposal. There were no impairments recorded in 2008, 2007 or 2006.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment up to one percent of direct written premium is made to all companies licensed to write workers’ compensation in Pennsylvania. Eastern Alliance, Allied Eastern and Eastern Advantage recognize a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. The Company recorded an assessment related to the Security Fund of $1,052 as of December 31, 2008. No assessment was recorded for the Security Fund as of December 31, 2007.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The goodwill recorded by the Company has been allocated 100% to the workers’ compensation insurance segment, which is considered a reporting unit for goodwill purposes. The annual goodwill impairment test, performed as of December 31, each year, consists of a two-step process. The first step identifies whether potential impairment exists by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step is required to measure the amount of any impairment loss.

The Company tested goodwill for impairment as of December 31, 2008 using a discounted cash flow analysis and by comparing the Company’s common stock price relative to book value of the workers’ compensation insurance segment. Management performed the discounted cash flow analysis using its internal four-year forecast for the workers’ compensation insurance segment, assuming an annual growth rate of 5.0% and a discount rate of 13.0%. Cash flows were adjusted as necessary to maintain adequate capital requirements. Due to market conditions, the Company’s stock price experienced a significant decline in value during 2008 and was trading below book value as of December 31, 2008; therefore, management considered an estimate of the Company’s value in a potential transaction and allocated that value to the Company’s reporting units, including the workers’ compensation insurance segment. Based on the results of the above tests, the fair value of the workers’ compensation insurance segment exceeded its carrying value as of December 31, 2008; therefore, goodwill was considered not impaired.

There were no impairments recorded in 2007 or 2006.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity during the reporting period, net of tax. The components of accumulated other comprehensive income, net of tax, as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Unrealized (losses) gains on investments	$(1,223)	$4,175
Unrecognized benefit plan (liabilities) assets	(778)	817
Tax effect	135	(1,747)

Total	$(1,866)	$3,245

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

3. Business Combinations

Acquisition of ESHC

On September 29, 2008, EIHI acquired all of the outstanding stock of ESHC in a transaction valued at $14,820, including the assumption of $2,650 in debt. The acquisition of ESHC resulted in the recognition of certain intangible assets totaling $4,180 (Note 4) and goodwill totaling $2,760. ESHC reported total assets and total liabilities of $25,856 and $19,203, respectively, on the date of the transaction. ESHC’s shareholders’ equity of $6,653 on the date of the transaction was reduced by $10 as a result of purchase accounting adjustments to reflect the fair value of certain acquired assets and liabilities. The most significant purchase accounting adjustments related to the elimination of deferred acquisition costs, an increase to reserves for losses and LAE, and a decrease to unearned premiums. Direct costs related to the acquisition totaling $107 were capitalized and included in goodwill.

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

4. Non-Cash Investing and Financing Activities

For the years ended December 31, 2008 and 2007, the Company contributed $1,100 to the ESOP, which the ESOP used to make principal and interest payments to the Company related to the outstanding loan balance. The Company’s contributions and the related principal and interest payments are considered non-cash transactions for purposes of the consolidated statements of cash flows.

For the year ended December 31, 2006, the net proceeds received as a result of the Company’s stock offering of $69,622 is reflected net of the proceeds from the shares purchased by the ESOP of $7,500 in the statement of cash flows for year ended December 31, 2006.

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

As of December 31, 2008 and 2007, intangible assets consisted of the following (in thousands):

	December 31, 2008		December 31, 2007
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$3,564	$715	$1,750	$447
Renewal rights (15 year amortization period)	8,238	3,483	6,397	2,378

	$11,802	$4,198	$8,147	$2,825

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,050	—

Total intangible assets	$13,377	$4,198	$9,197	$2,825

Amortization expense totaled $1,373, $1,738 and $1,087 for the years ended December 31, 2008, 2007 and 2006, respectively.

The estimated aggregated amortization expense for each of the next five years is as follows (in thousands):

2009	$1,732
2010	1,284
2011	1,016
2012	806
2013	640

Total	$5,478

6. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the year ended December 31, 2008, there were 1,170,297 stock options, restricted stock awards and stock warrants that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the year ended December 31, 2007, dilutive potential common shares outstanding included 33,881 restricted stock awards and 306,099 stock warrants, and there were 843,058 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Of the shares excluded from the diluted earnings per share calculation, 335,541 shares were considered anti-dilutive because of the Company’s net loss for the year ended December 31, 2008. There were no stock options or restricted stock awards outstanding as of December 31, 2006. Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2008	2007	2006
Consolidated net (loss) income	$(17,383)	$18,683	$7,142
Basic shares outstanding	8,954,097	10,264,369	10,623,182
Diluted shares outstanding	8,954,097	10,604,349	10,929,281
Basic earnings per share	$(1.94)	$1.82	$0.67
Diluted earnings per share	$(1.94)	$1.76	$0.65

7. Share Repurchase

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent, or 567,552 shares, of the Company’s issued and outstanding shares of common stock. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represents the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan. For the years ended December 31, 2008 and 2007, the Company repurchased 1,073,492 and 1,016,865 shares at a cost of $17,066 and $15,589, respectively, representing a weighted average cost of $15.90 and $15.33 per share, respectively. The Company repurchased an additional 1,400 shares at a cost of $11 through March 4, 2009.

8. Stock-Based Compensation

Awards under the Stock Incentive Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. The Stock Incentive Plan limits the number of shares that may be awarded as restricted stock to 299,000, and the number of shares for which incentive stock options may be granted to 500,000. The total number of shares initially authorized in the Stock Incentive Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Stock Incentive Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. During 2008, grants of 15,000 incentive stock options and 5,000 restricted stock awards were made to employees. During 2007, grants of 17,500 incentive stock options were made to employees. A total of 32,741 and 3,924 stock options were forfeited during the years ended December 31, 2008 and 2007, respectively. The stock options and restricted stock awards vest over a five year period and are not subject to performance criteria. As of December 31, 2008, 119,505 stock options and 49,335 restricted stock awards have vested and there were no stock options or restricted stock awards exercised during 2008.

Total stock-based compensation expense recognized in the consolidated statement of operations and comprehensive income for the years ended December 31, 2008 and 2007 is shown in the following table (in thousands):

	2008	2007
Stock compensation expense related to:
Stock options	$565	$547
Restricted stock	712	708
Total related tax benefit	359	356
Total unrecognized compensation expense	$3,956	$5,095

There was no stock-based compensation expense for the year ended December 31, 2006.

As of December 31, 2008, there were 119,505 and 49,335 vested stock options and restricted stock awards, respectively. There were no vested stock options or restricted stock awards as of December 31, 2007. The total unrecognized stock compensation expense related to non-vested stock options was $1,766 and $2,263, respectively, and the total unrecognized stock compensation expense related to non-vested restricted stock awards was $2,190 and $2,832, respectively, as of December 31, 2008 and 2007. The unrecognized stock compensation expense related to the non-vested stock options and restricted stock awards is expected to be recognized over a weighted average period of approximately 43.0 months and 46.5 months, respectively.

The fair values of stock options granted during the years ended December 31, 2008 and 2007 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

	2008	2007
Expected terms (years)	10.00	9.76
Expected stock price volatility	35.00%	35.00%
Risk-free interest rate	4.52%	4.52%
Expected dividend yield	3.00%	3.00%
Weighted average fair value per option	$5.06	$5.06

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

The following table summarizes stock option activity for the year ended December 31, 2008:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2008	630,264	$14.37	9.02	$1,336
Granted	15,000	$13.83	9.75
Forfeited	(32,741)	$14.35
Exercised	—	—
Cancelled	—	—

Outstanding as of December 31, 2008	612,523	$14.36	8.07	$—

Exercisable as of December 31, 2008	119,505	$14.37	8.02	$—

The aggregate intrinsic value of the stock options in the above table is $0 because the Company’s closing stock price of $8.03 on December 31, 2008 was below the weighted average exercise price of the stock options.

As of December 31, 2008, there were 288,111 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of December 31, 2008:

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	576,099	8.01	$14.35
$14.50	3,924	8.01	$14.35
$14.86	7,500	8.47	$14.86
$15.22	5,000	8.63	$15.22
$15.47	5,000	8.67	$15.47
$13.83	15,000	9.75	$13.83

Outstanding as of December 31, 2008	612,523	8.07	$14.36

The following table summarizes restricted stock activity for the year ended December 31, 2008.

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding as of January 1, 2008	246,675	8.01
Granted	5,000	9.75
Forfeited	—
Exercised	—
Cancelled	—

Outstanding as of December 31, 2008	251,675	8.04

Exercisable as of December 31, 2008	49,335	8.01

9. Statutory Financial Information

The Company’s domestic insurance subsidiaries, Eastern Alliance, Allied Eastern, Eastern Advantage, ESIC and ELH, prepare statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the insurance department in the subsidiaries’ domiciliary state. The Pennsylvania Insurance Department and the Indiana Insurance Department requires that insurance companies domiciled in their respective states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual, subject to any deviations prescribed or permitted by domiciliary insurance commissioner (“SAP”).

Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. Prior to January 1, 2008, the reserves for unpaid losses and loss adjustment expenses of Eastern Alliance and Allied Eastern were discounted on both a tabular and non-tabular basis. The discounting of workers’ compensation indemnity reserves on a tabular basis is a prescribed practice by the NAIC. The discounting of other workers’ compensation reserves on a non-tabular basis is a permitted practice by the Pennsylvania Insurance Department. The non-tabular discounting of other workers’ compensation reserves increased Eastern Alliance’s and Allied Eastern’s statutory surplus by $1,346 and $198, respectively, as of December 31, 2007. The non-tabular discounting of other workers’ compensation reserves increased Eastern Alliance’s statutory net income by $107, and $176 and increased Allied Eastern’s statutory net income by $18, and $34 for the years ended December 31, 2007, and 2006, respectively. Eastern Alliance, Allied Eastern, Eastern Advantage, ESIC and ELH did not have any permitted practices for the year ended December 31, 2008. ELH did not have any permitted practices for the years ended December 31, 2007 or 2006.

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

Financial Information

The statutory surplus and statutory net income (loss) of Eastern Alliance, Allied Eastern, Eastern Advantage, ESIC and ELH as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 was as follows (in thousands):

	Statutory Surplus as of December 31,		Net Income (Loss) for the Year Ended December 31,
	2008	2007	2008	2007	2006
Eastern Alliance	$41,665	$49,749	$4,643	$14,792	$9,798
Allied Eastern	$10,269	$9,454	$1,013	$2,036	$1,336
Eastern Advantage	$8,112	$8,400	$(583)	$—	$—
ESIC	$8,052	$6,807	$1,845	$2,226	$1,251
ELH	$37,817	$60,679	$(710)	$4,581	$2,955

Risk-Based Capital/Minimum Capital Requirements

Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer’s business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, Eastern Alliance, Allied Eastern, Eastern Advantage, ESIC and ELH maintained statutory-basis surplus in excess of minimum prescribed risk-based capital requirements as of December 31, 2008.

Under Cayman Islands regulations, Eastern Re is required to maintain minimum capital of $120.

On March 6, 2009, Eastern Alliance, Allied Eastern and ELH received approval from the Pennsylvania Insurance Department to pay dividends in the amount of $10,000, $2,000 and $13,000, respectively, to EIHI (See Note 21). Subsequent to these dividend payments, the statutory capital and surplus levels of Eastern Alliance, Allied Eastern and ELH continued to exceed statutory risk-based capital requirements.

Dividend Restrictions

The ability of Eastern Alliance, Allied Eastern, Eastern Advantage, ESIC and ELH to pay dividends to EIHI is limited by the laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that EIHI’s insurance subsidiaries may pay without the prior approval from the Pennsylvania Insurance Department and Indiana Insurance Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. For the three years subsequent to June 16, 2006, the effective date of the common stock offering, conversion of ELH, and acquisition of EHC, Eastern Alliance, Allied Eastern, Eastern Advantage and ELH are prohibited from declaring or paying any dividends or other forms of distribution without the prior approval of the Pennsylvania Insurance Commissioner.

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

As of December 31, 2008, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring basis. The Company is currently evaluating the impact of measuring non-financial assets and non-financial liabilities on a non-recurring basis.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of December 31, 2008:

Level 1—Represents financial assets whose fair value is determined based upon observable unadjusted quoted market prices for identical financial assets in active markets that the Company has the ability to access. An example of a Level 1 input utilized to measure fair value includes the closing price of one share of common stock on an active exchange market. The Company considers U.S. Treasuries and equity securities as Level 1 assets.

Level 2—Represents financial assets whose fair value is determined based upon: quoted market prices for similar assets in active markets; quoted market prices for identical assets in inactive markets; inputs other than quoted market prices that are observable for the asset such as interest rates or yield curves; or other inputs derived principally from or corroborated from other observable market information. An example of a Level 2 input utilized to measure fair value, specifically for the Company’s fixed income portfolio, is “matrix pricing.” “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed income securities where obtaining individual quoted market prices is impractical. The Company considers U.S. Government agencies, municipal bonds, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, corporate bonds, and convertible bonds as Level 2 assets.

Level 3—Represents financial assets whose fair value is determined based upon a significant level of unobservable inputs, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset. The Company considers its limited partnership investments as Level 3 assets.

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of December 31, 2008, excluding the segregated portfolio cell segment (in thousands):

	12/31/08	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Fixed income securities—available for sale	$161,948	$12,647	$149,301	$—
Convertible bonds	12,346	—	12,346	—
Equity securities—available for sale	14,128	14,128	—	—

Total	$188,422	$26,775	$161,647	$—

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

As of December 31, 2008 and 2007, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	12/31/08	12/31/07
Multi-strategy fund of funds	$4,421	$5,809
Natural resources	2,130	3,312
Structured finance opportunity fund	1,958	—
Municipal bond arbitrage	466	1,484
Open-ended investment fund	470	622
Real estate	66	73

Total	$9,511	$11,300

The activity in the Company’s limited partnership investments for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of period	$11,300	$11,572
Contributions	3,000	500
Withdrawals	(820)	(1,876)
Unrealized change in interest	(3,969)	1,104

Balance, end of period	$9,511	$11,300

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in other long-term investments in the consolidated statements of operations and comprehensive income (loss). As a result of the current credit market conditions, the municipal bond arbitrage fund experienced a permanent decline in value during 2008 and will be dissolved. The estimated fair value of the Company’s interest in the limited partnership as of December 31, 2008 reflects management’s best estimate of the proceeds the Company is expected to receive upon dissolution of the fund. As a result of these events, the Company recorded an impairment write-down of $1,397 for the year ended December 31, 2008. There were no impairments in 2007 or 2006.

11. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of December 31, 2008 and 2007 (in thousands):

2008	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$26,463	$2,170	$(3)	$28,630
States, municipalities, and political subdivisions	45,109	1,611	(183)	46,537
Corporate securities	60,480	991	(854)	60,617
Mortgage-backed securities	16,349	1,265	—	17,614
Other structured securities	31,701	343	(2,306)	29,738

Total fixed income securities	180,102	6,380	(3,346)	183,136
Equity securities	22,287	50	(5,175)	17,162

Total fixed income and equity securities	$202,389	$6,430	$(8,521)	$200,298

2007	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$20,658	$910	$(7)	$21,561
States, municipalities, and political subdivisions	51,884	1,128	—	53,012
Corporate securities	59,478	1,060	(150)	60,388
Mortgage-backed securities	22,134	748	(2)	22,880
Other structured securities	47,885	433	(374)	47,944

Total fixed income securities	202,039	4,279	(533)	205,785
Equity securities	19,578	1,257	(294)	20,541

Total fixed income and equity securities	$221,617	$5,536	$(827)	$226,326

Other structured securities primarily include collateralized mortgage obligations and other asset-backed securities.

Certain insurance departments in the states in which the Company is licensed to do business require a deposit to protect the Company’s policyholders should the Company become insolvent. In order to satisfy these requirements, the Company had fixed income securities with an estimated fair value of $13,519 and $5,869 on deposit with various insurance departments as of December 31, 2008 and 2007, respectively.

The amortized cost and estimated fair value of fixed income securities and convertible bonds as of December 31, 2008, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$17,768	$17,838
One through five years	75,510	77,064
Five through ten years	30,256	31,054
Greater than ten years	54,002	51,912
Mortgage-backed securities	16,349	17,614

Total	$193,885	$195,482

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of December 31, 2008 and 2007 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$200	$(3)	$—	$—	$200	$(3)
States, municipalities, and political subdivisions	6,631	(169)	246	(14)	6,877	(183)
Corporate securities	15,506	(552)	1,398	(67)	16,904	(619)
Other structured securities	13,670	(988)	5,026	(1,318)	18,696	(2,306)

Total fixed income securities	36,007	(1,712)	6,670	(1,399)	42,677	(3,111)
Equity securities	9,047	(4,184)	—	—	9,047	(4,184)

Total fixed income and equity securities	$45,054	$(5,896)	$6,670	$(1,399)	$51,724	$(7,295)

	Less Than 12 Months		12 Months or More		Total
2007	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$—	$—	$1,045	$(7)	$1,045	$(7)
Corporate securities	4,658	(85)	2,958	(31)	7,616	(116)
Mortgage-backed securities	437	(2)	—	—	437	(2)
Other structured securities	14,409	(354)	1,758	(20)	16,167	(374)

Total fixed income securities	19,504	(441)	5,761	(58)	25,265	(499)
Equity securities	5,972	(132)	—	—	5,972	(132)

Total fixed income and equity securities	$25,476	$(573)	$5,761	$(58)	$31,237	$(631)

As of December 31, 2008, the Company held 105 fixed income securities with gross unrealized losses totaling $3,111. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of mortgage-backed and other structured securities. For investments in fixed income securities, losses in the estimated fair values are viewed as temporary if the Company has the intent and ability to hold the security to recovery, which may be maturity, and management expects that the issuer will be able to service the debt, both as to principal and interest, in accordance with contractual terms. Management believes that the current carrying value of these investments will be realized and that the Company has the ability and intent to hold them until that time.

As of December 31, 2008, the Company held 33 equity securities with gross unrealized losses totaling $4,184. All of the equity securities have been in an unrealized loss position for less than twelve months and management has determined, based on an evaluation of these securities, that the decline in value is temporary as of December 31, 2008.

Proceeds from the sale of fixed income securities totaled $41,058, $50,309, and $42,443 for the years ended December 31, 2008, 2007, and 2006, respectively. Proceeds from the sale of equity securities totaled $4,699, $11,956, and $6,855 for the years ended December 31, 2008, 2007, and 2006, respectively. Proceeds from the sale of other long-term investments totaled $820, $1,876, and $550 for the years ended December 31, 2008, 2007, and 2006, respectively.

The gross realized gains and gross realized losses recognized by the Company as a result of the sale of investments were as follows for the years ended December 31, 2008, 2007, and 2006 (in thousands):

2008	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$1,414	$380	$—	$1,794
Gross realized losses	(576)	(145)	—	(721)

Net realized gains	$838	$235	$—	$1,073

2007	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$2,284	$1,116	$344	$3,744
Gross realized losses	(136)	(263)	—	(399)

Net realized gains	$2,148	$853	$344	$3,345

2006	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$655	$1,272	$81	$2,008
Gross realized losses	(65)	(23)	—	(88)

Net realized gains	$590	$1,249	$81	$1,920

For the year ended December 31, 2008, the Company recorded other-than-temporary impairments related to fixed income and equity securities totaling $4,532 and $4,975, respectively. There were no impairments recorded in 2007 or 2006.

For the years ended December 31, 2008, 2007 and 2006, the change in the estimated fair value of convertible bonds included in net realized investment (losses) gains in the consolidated statement of operations and comprehensive income totaled $(2,674), $(457) and $837, respectively.

The change in the Company’s net unrealized gains and losses for the years ended December 31, 2008, 2007, and 2006 was as follows (in thousands):

2008	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$(647)	$(4,751)	$(5,398)
Tax effect	159	1,165	1,324

Change in net unrealized gains and losses	$(488)	$(3,586)	$(4,074)

2007	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$995	$56	$1,051
Tax effect	(349)	(20)	(369)

Change in net unrealized gains and losses	$646	$36	$682

2006	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$1,850	$529	$2,379
Tax effect	(661)	(185)	(846)

Change in net unrealized gains and losses	$1,189	$344	$1,533

Net investment income for the years ended December 31, 2008, 2007, and 2006 was as follows (in thousands):

	2008	2007	2006
Fixed income and convertible bond securities	$9,276	$10,345	$7,114
Equity securities	346	290	36
Cash and cash equivalents	896	2,277	1,865

Other	123	60	30
Gross investment income	10,641	12,972	9,045
Investment expenses	(1,010)	(1,303)	(367)

Net investment income	$9,631	$11,669	$8,678

The Company accounts for its limited partnership investments under the equity method and reports changes in its interest in the limited partnerships in the change in equity interest in other long-term investments in the consolidated statements of operations. The change in equity interest of the Company’s limited partnership investments totaled $(3,970), $759 and $314 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s investment in the municipal bond arbitrage fund and the multi-strategy fund of funds contributed $(2,019) and $(1,387), respectively, to the total change in equity interest for the year ended December 31, 2008. As of December 31, 2008, the Company’s ownership percentage in the municipal bond arbitrage fund and the multi-strategy fund of funds was approximately 2.95% and 0.71%, respectively.

12. Reserves for Unpaid Losses and LAE

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Balance, beginning of period	$125,249	$121,396	$38,729
Reinsurance recoverables on unpaid losses and LAE	23,429	24,236	23,911

Net balance, beginning of period	101,820	97,160	14,818
Net reserves acquired as a result of acquisition	7,004	—	73,554
Purchase accounting adjustments on acquisition date	537	—	2,432
Incurred related to:
Current year	85,404	80,946	54,104
Prior year	15,009	(6,189)	(5,296)

Total incurred before purchase accounting adjustments	100,413	74,757	48,808
Purchase accounting adjustments	(548)	(848)	(538)

Total incurred	99,865	73,909	48,270
Paid related to:
Current year	40,570	37,019	28,609
Prior year	38,978	32,230	13,305

Total paid	79,548	69,249	41,914

Net balance, end of period	129,678	101,820	97,160
Reinsurance recoverables on unpaid losses and LAE	25,636	23,429	24,236

Balance, end of period	$155,314	$125,249	$121,396

Total reserves for unpaid for losses and LAE	$159,117	$129,788	$126,467
Less: Term life premium waiver reserves	3,766	4,481	4,815
Less: Other	37	58	256

Balance, end of period	$155,314	$125,249	$121,396

Incurred losses by segment were as follows for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$39,880	$15,274	$26,114	$5,746	$87,014
Current period discount	(1,078)	(532)	—	—	(1,610)
Prior year, gross of discount	(2,703)	(1,960)	(993)	19,257	13,601
Accretion of prior period discount	928	480	—	—	1,408

Total incurred before purchase accounting adjustments	37,027	13,262	25,121	25,003	100,413
Purchase accounting adjustments	(492)	(80)	—	24	(548)

Total incurred	$36,535	$13,182	$25,121	$25,027	$99,865

Incurred losses by segment were as follows for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$34,962	$14,800	$24,536	$8,163	$82,461
Current period discount	(979)	(536)	—	—	(1,515)
Prior year, gross of discount	(8,398)	(3,023)	(961)	4,844	(7,538)
Accretion of prior period discount	787	562	—	—	1,349

Total incurred before purchase accounting adjustments	26,372	11,803	23,575	13,007	74,757
Purchase accounting adjustments	(758)	(132)	—	42	(848)

Total incurred	$25,614	$11,671	$23,575	$13,049	$73,909

Incurred losses by segment were as follows for the year ended December 31, 2006 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$17,941	$8,184	$23,487	$5,372	$54,984
Current period discount	(568)	(312)	—	—	(880)
Prior year, gross of discount	(2,050)	(2,088)	(2,563)	894	(5,807)
Accretion of prior period discount	323	188	—	—	511

Total incurred before purchase accounting adjustments	15,646	5,972	20,924	6,266	48,808
Purchase accounting adjustments	(484)	(80)	—	26	(538)

Total incurred	$15,162	$5,892	$20,924	$6,292	$48,270

The Company’s results of operations include a decrease of $13.6 million related to unfavorable loss reserve development on prior accident year reserves, prior to the impact of discount accretion, for the year ended December 31, 2008, compared to an increase of $7.5 million related to favorable development for the same period in 2007. The 2008 unfavorable development primarily reflects reserve strengthening in the run-off specialty reinsurance segment, while the 2007 favorable development primarily relates to the workers’ compensation insurance segment.

The following provides a summary, by segment, of the impact of prior year reserve development on the Company’s loss and loss adjustment expenses:

Workers’ Compensation Insurance. The favorable loss reserve development in the workers’ compensation insurance segment for the year ended December 31, 2008 primarily reflects the impact of claim settlements in 2008 for amounts at, or less than, previously established case and IBNR reserves. For the year ended December 31, 2008, the Company closed 360, or 63.2%, of the 570 open lost time claims as of December 31, 2007. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. The favorable loss reserve development in the workers’ compensation insurance segment for the year ended December 31, 2007 primarily reflects the impact of claim settlements in 2007 for amounts at, or less than, previously established case and IBNR reserves. For the year ended December 31, 2007, the Company closed 281, or 56.8%, of the 490 open lost time claims as of December 31, 2006. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims.

Segregated Portfolio Cell Reinsurance. The favorable loss reserve development in the workers’ compensation insurance segment for the years ended December 31, 2008 and 2007 primarily reflects the impact of claim settlements in each respective year for amounts at, or less than, previously established case and IBNR reserves.

Group Benefits Insurance. The favorable loss reserve development in the group benefits insurance segment primarily reflects better than expected claim results in the dental, short-term disability and term life lines.

Run-off Specialty Reinsurance. The unfavorable loss reserve development in the run-off specialty reinsurance segment for the year ended December 31, 2008 primarily reflects the impact of reserve strengthening related to the EnviroGuard program. Of the $19.3 million in unfavorable development, $13.9 million was recorded in the fourth quarter of 2008 and reflects additional information acquired by the Company during the annual claim audit conducted in January 2009. The claim audit revealed several factors which contributed to the increased case reserves reported to the Company by the primary insurer and, therefore, resulted in management increasing the loss development factors utilized in estimating the IBNR reserves. Those factors include 1) an improvement in the ceding company’s ability to estimate loss costs earlier in the claims process, including the receipt of damage estimates from contractors and consultants, 2) jurisdictions becoming more aggressive in requiring quicker, more extensive clean-up and an increase in construction costs related to the clean-up, and 3) courts limiting the ability of insurance companies to enforce policy coverage limitations as the courts are more interested in an expeditious clean up due to environmental concerns. The unfavorable loss reserve development for the year ended December 31, 2007 primarily reflects the result of changes in estimates as losses emerged at a higher rate than had been originally anticipated when the reserves were estimated with respect to accident periods 2006, 2005, 2004 and 2003.

13. Reinsurance

The Company purchases reinsurance to manage its loss exposure. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company.

The following table provides a summary of the Company’s premiums on a direct, assumed, ceded, and net basis for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$112,512	$109,518	$104,263	$102,260	$75,011	$67,446
Assumed premiums	33,106	36,915	43,183	42,890	17,836	23,250
Ceded premiums	(10,393)	(10,113)	(13,055)	(13,153)	(16,242)	(6,701)

Net premiums before purchase accounting	135,225	136,320	134,391	131,997	76,605	83,995
Purchase accounting adjustment	(513)	(513)	(2,502)	(2,502)	(9,076)	(9,076)

Net premiums	$134,712	$135,807	$131,889	$129,495	$67,529	$74,919

The following table provides a summary of the Company’s losses and loss adjustment expenses incurred on a direct, assumed, ceded and net basis for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	2008	2007	2006
Direct losses and LAE incurred	$62,829	$52,023	$33,510
Assumed losses and LAE incurred	39,325	25,791	12,926
Ceded losses and LAE incurred	(2,418)	(3,378)	2,015

Net losses and LAE incurred before purchase accounting	99,736	74,436	48,451
Purchase accounting adjustment	(548)	(848)	(538)

Net losses and LAE	$99,188	$73,588	$47,913

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

ELH entered into a coinsurance agreement in 1999, under which it ceded an existing block of outstanding claims related to a program that provided long-term disability coverage to certain professional associations. The Company recorded a reinsurance recoverable totaling $9,034 and $10,163 as of December 31, 2008 and 2007, related to this block of ceded claims.

14. Income Taxes

The components of the income tax provision for the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

	2008	2007	2006
Current tax expense	$5,418	$9,458	$5,185
Deferred tax (benefit) expense	(4,681)	(1,066)	849

Income tax expense before purchase accounting	$737	$8,392	$6,034
Purchase accounting adjustment	327	(730)	(1,092)

Income tax expense	$1,064	$7,662	$4,942

In addition to the income tax provision, the net deferred tax asset increased (decreased) by $1,022, $(696), and $132 in 2008, 2007, and 2006, respectively, as a result of changes in the unrealized gains and losses on the Company’s fixed income and equity securities. The net deferred tax asset was also increased (decreased) by $558 and $(58) in 2008 and 2007, respectively, related to unrecognized benefit plan gains. The tax effect of these items is recorded directly to accumulated other comprehensive income, which is a component of equity.

The provision for income taxes for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	2008	2007	2006
Income tax (benefit) expense at statutory rate	$(6,099)	$8,963	$5,719
Outside basis difference related to Eastern Re	7,155	—	—
Prior year tax return adjustment	82	(384)	208
Non-deductible intangible asset amortization	—	608	381
Non-deductible transaction expenses	—	—	109
Tax-exempt interest	(554)	(608)	(174)
Release of contingency reserve	—	(200)	(162)
Stock compensation expense	192	143	53
Rehabilitation tax credits	—	(131)	—
Other	(39)	1	(100)

Income tax expense before purchase accounting adjustment	737	8,392	6,034
Purchase accounting adjustment	327	(730)	(1,092)

Income tax expense	$1,064	$7,662	$4,942

The components of the net deferred tax asset as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Reserve discounting	$2,256	$2,853
Unearned/advance premiums	2,257	2,317
Other-than-temporary investment impairments	2,687	—
Unrealized loss on investments	715	—
Limited partnership investments	1,210	—
Policyholder dividends	389	289
Allowance for doubtful accounts	69	204
Accrued liabilities	63	233
Stock compensation expense	646	475
Net benefit plan liability	174	—
Other	92	180

Total deferred tax assets	10,558	6,551

Deferred tax liabilities:
Intangible assets	2,845	1,863
Unrealized gain on investments	—	1,244
Deferred acquisition costs	898	1,293
Depreciation and amortization	181	156
Limited partnership investments	—	182
Subpart F income	470	470
Net benefit plan asset	—	361
Other	86	—

Total deferred tax liabilities	4,480	5,569

Net deferred tax asset before purchase accounting	6,078	982
Purchase accounting adjustment	203	247

Net deferred tax asset	$6,281	$1,229

As of December 31, 2008, the net deferred tax asset of $6,281 has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that the Company will generate sufficient future taxable income to utilize these net future tax deductions. The amount of the net deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are decreased.

As of December 31, 2008, the Company has not recognized a deferred tax asset related to its run-off specialty reinsurance segment of $7,155, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re as of December 31, 2008. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Under United States federal income tax rules and regulations, net operating losses generated by a foreign subsidiary can only be used to offset future taxable income of that subsidiary. There is no expiration date with respect to the ability to utilize the net operating losses; however, management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of December 31, 2008.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. The adoption of FIN 48 had no effect on the Company’s consolidated financial statements. As of December 31, 2008, the Company has no tax positions for which management believes a provision for uncertainty is necessary. The Company’s federal income tax returns for tax years subsequent to December 31, 2004 are subject to examination by the Internal Revenue Service.

15. Employee Benefit Plans

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the years ended December 31, 2008 and 2007 were as follows (in thousands, except share data):

	As of and for the Years Ended December 31,
	2008	2007
Suspense shares	635,375	710,125
Allocated shares	112,125	37,375
Shares committed to be released	74,750	74,750
Average price per share	$13.98	$15.46
Stock compensation expense	$1,045	$1,156

Suspense shares represent shares held by the ESOP that have not been allocated to participant accounts. Allocated shares have been earned and allocated to participant accounts, while shares committed to be released have been earned, but have not yet been allocated to participant accounts.

As of December 31, 2008 and 2007, the estimated fair value of unearned ESOP shares were $6,873 and $10,477, respectively.

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

Pension costs are funded to the limits specified by the Employee Retirement Income Security Act of 1974, as amended. From time to time, the Company may contribute additional amounts to the pension plan as it deems appropriate, subject to funding limitations. Based on the funded status of the pension plan as of December 31, 2008, the Company does not anticipate making a contribution in 2009. The Company anticipates making a contribution to the postretirement plan in 2009 of approximately $43.

The Company uses a measurement date of December 31 for its plans.

A reconciliation of changes in the benefit obligation, fair value of plan assets and funded status of the pension plan and the postretirement plan as of December 31, 2008 and 2007 is as follows (in thousands):

	Pension Plan		Postretirement Plan
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$5,065	$9,335	$334	$324
Service cost	—	—	—	—
Interest cost	327	510	19	16
Participant contributions	—	—	16	94
Actuarial loss (gain)	515	(576)	(36)	34
Settlement gain	—	—	—	—
Benefits paid	(234)	(424)	(21)	(134)
Other	—	(3,780)	—	—

Benefit obligation at end of year	5,673	5,065	312	334

Change in plan assets:
Fair value of plan assets at beginning of year	6,431	9,940	—	—
Actual return on plan assets	(708)	695	—	—
Employer contributions	—	—	5	40
Participant contributions	—	—	16	94
Benefits paid	(234)	(424)	(21)	(134)
Other	—	(3,780)	—	—

Fair value of plan assets at end of year	5,489	6,431	—	—

Funded status:
Funded status	184	(1,366)	312	334
Unrecognized net actuarial (gain) loss	—	—	—	—
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	—	—	—	—

Accrued (prepaid) benefit plan liabilities (assets)	$184	$(1,366)	$312	$334

During 2007, the Company purchased an annuity to satisfy future obligations of the pension plan related to participants receiving benefits as of December 31, 2007. As a result of this transaction, the benefit obligation and plan assets were reduced by $3,780, which reflects the cost of the annuity.

As of December 31, 2008 and 2007, the following amounts related to the pension plan and postretirement plan have been included in accumulated other comprehensive income (“AOCI”) (in thousands):

	Pension Plan		Postretirement Plan
	2008	2007	2008	2007
Net actuarial gain	$(1,097)	$510	$315	$302
Net transition asset	3	5	—	—

Total before taxes	(1,094)	515	315	302
Tax effect	383	(180)	(110)	(106)

Net amount included in AOCI	$(711)	$335	$205	$196

The amounts included in AOCI that are expected to be recognized in 2009 are as follows (in thousands):

	Pension Plan	Postretirement Plan
Net actuarial (loss) gain	$(42)	$24
Net transition asset	2	—

Total	$(40)	$24

The accumulated benefit obligation of the pension plan at December 31, 2008 and 2007 was $5,673 and $5,065, respectively, and the accumulated benefit obligation of the postretirement plan was $312 and $334, respectively.

Benefits paid totaled $234, $424, and $522 for the pension plan and $21, $134, and $152 for the postretirement plan for the years ended December 31, 2008, 2007, and 2006, respectively. The estimated future benefits to be paid over the next ten years are as follows (in thousands):

	Pension Plan	Postretirement Plan
2009	$49	$43
2010	46	34
2011	110	34
2012	100	33
2013	230	25
2014-2018	1,360	120

Total	$1,895	$289

The pension plan’s assets were comprised of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Equity securities	$441	$689
Fixed income securities	5,048	5,742

Total	$5,489	$6,431

The primary investment objective of the pension plan is to achieve maximum rates of return commensurate with safety of principal. The pension plan asset allocation is reviewed annually to determine whether the portfolio mix is within an acceptable range of the target allocation. Target asset allocations are based on asset and liability studies with the goal to enhance the expected return of the pension plan portfolio while maintaining acceptable levels of risk. As of December 31, 2008 the target asset allocation for the portfolio is 10% equity securities and 90% fixed income securities.

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

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Pension Plan		Postretirement Plan
	2008	2007	2008	2007
Weighted average discount rate	6.00%	6.50%	6.18%	6.10%
Rate of increase in compensation levels	N/A	N/A	3.50%	3.50%

The following table provides the components of net periodic benefit cost for the pension plan and the postretirement plan for the years ending December 31, 2008, 2007, and 2006 (in thousands):

	Pension Plan			Postretirement Plan
	2008	2007	2006	2008	2007	2006
Interest cost	$327	$510	$511	$19	$16	$22
Expected return on plan assets	(384)	(656)	(631)	—	—	—
Recognized net actuarial gain	—	—	—	(22)	(28)	(21)
Amortization of transition asset	(2)	(3)	(3)	—	—	—
Other	—	(384)	—	—	—	—

Net periodic benefit cost	$(59)	$(533)	$(123)	$(3)	$(12)	$1

During 2007, the Company recognized a settlement gain of $384 related to the purchase of the annuity to satisfy the future obligations of the pension plan related to participants receiving benefits as of December 31, 2007.

The assumptions used in the measurement of the Company’s net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table:

	Pension Plan			Postretirement Plan
	2008	2007	2006	2008	2007	2006
Weighted average discount rate	6.50%	5.60%	5.50%	6.10%	5.60%	5.50%
Expected long-term rate of return on plan assets	6.00%	6.75%	6.75%	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	3.50%	3.50%	3.50%

As of December 31, 2008, the assumed healthcare cost trend rate used in the estimate of the postretirement benefit plan obligation was 6.00%, with the rate decreasing to 4.00% in 2011 and thereafter. An increase or decrease in the assumed healthcare cost trend of one percentage point does not have a material impact on the Company’s benefit obligation or net periodic benefit cost as of December 31, 2008.

The Company also sponsors a defined contribution plan covering eligible employees. The Company’s contributions to the defined contribution plan for the years ended December 31, 2008, 2007, and 2006 totaled $237, $195, and $131, respectively.

16. Segment Information

The Company’s current operates in four business segments. The specialty reinsurance segment was placed into run-off effective July 1, 2008.

Workers’ Compensation Insurance

The Company offers workers’ compensation insurance coverage to employers, primarily in Pennsylvania, Delaware, North Carolina, Maryland and Indiana. The Company offers a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling approximately $4,188 and $3,900 for the years ended December 31, 2008 and 2007, respectively.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, and term life insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. Net premiums earned, by product, for the years ended December 31, 2008, 2007, and 2006 were as follows (in thousands):

	2008	2007	2006
Dental	$22,737	$21,819	$19,482
Short-term disability	6,571	6,627	6,459
Long-term disability	1,591	1,691	1,906
Term life	5,824	5,726	5,604

Total	$36,723	$35,863	$33,451

Run-off Specialty Reinsurance

Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provided coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Prior to terminating its participation in the reinsurance treaties effective July 1, 2008, the Company had reduced its participation in the EnviroGuard and EIA programs from a 25% quota share participation to a 15% quota share participation effective January 1, 2008. Net premiums earned, by program and before purchase accounting adjustments, for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007	2006
EnviroGuard	$6,697	$11,241	$5,815
EIA	2,976	3,510	2,320
Other	9	550	—

Total	$9,682	$15,301	$8,135

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

The following table represents the segment results for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$65,962	$23,440	$36,723	$9,682	$—	$135,807
Net investment income	4,045	1,112	2,578	1,343	553	9,631
Change in equity interest in other long-term investments	(3,051)	—	(430)	(489)	—	(3,970)
Net realized investment (losses) gains	(4,174)	(1,381)	(5,366)	(440)	244	(11,117)
Other revenue	119	—	—	782	(48)	853

Total revenue	62,901	23,171	33,505	10,878	749	131,204

Expenses:
Losses and LAE	36,535	13,182	24,444	25,027	—	99,188
Acquisition and other underwriting expenses	4,920	7,238	5,602	2,903	(1,745)	18,918
Other expenses	10,915	286	5,698	637	7,802	25,338
Amortization of intangibles	—	—	—	—	1,373	1,373
Policyholder dividend expense	551	—	—	—	—	551
Segregated portfolio dividend expense	—	2,465	—	—	(310)	2,155

Total expenses	52,921	23,171	35,744	28,567	7,120	147,523

Income (loss) before income taxes	9,980	—	(2,239)	(17,689)	(6,371)	(16,319)
Income tax expense (benefit)	3,151	—	(1,083)	984	(1,988)	1,064

Net income (loss)	$6,829	$—	$(1,156)	$(18,673)	$(4,383)	$(17,383)

Total assets	$230,307	$51,975	$78,875	$39,706	$(23,552)	$377,311

The following table represents the segment results for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$56,319	$22,861	$35,863	$14,452	$—	$129,495
Net investment income	4,221	1,284	3,277	1,298	1,589	11,669
Change in equity interest in other long-term investments	537	—	(39)	261	—	759
Net realized investment gains	797	320	1,531	7	233	2,888
Other revenue	—	—	—	593	90	683

Total revenue	61,874	24,465	40,632	16,611	1,912	145,494

Expenses:
Losses and LAE incurred	25,614	11,671	23,253	13,050	—	73,588
Acquisition and other underwriting expenses	2,495	6,933	5,556	3,932	(1,860)	17,056
Other expenses	8,300	463	5,073	647	7,318	21,801
Amortization of intangibles	—	—	—	—	1,738	1,738
Policyholder dividend expense	543	—	—	—	—	543
Segregated portfolio dividend expense	—	5,398	—	—	(975)	4,423

Total expenses	36,952	24,465	33,882	17,629	6,221	119,149

Income (loss) before income taxes	24,922	—	6,750	(1,018)	(4,309)	26,345
Income tax expense (benefit)	7,804	—	1,973	(732)	(1,383)	7,662

Net income (loss)	$17,118	$—	$4,777	$(286)	$(2,926)	$18,683

Total assets	$189,028	$47,118	$107,470	$51,228	$(9,326)	$385,518

The following table represents the segment results for the year ended December 31, 2006 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$24,148	$11,806	$33,451	$5,514	$—	$74,919
Net investment income	2,147	588	3,515	950	1,478	8,678
Change in equity interest in other long-term investments	78	—	154	82	—	314
Net realized investment gains (losses)	586	365	1,972	15	(181)	2,757
Other revenue	—	—	—	177	136	313

Total revenue	26,959	12,759	39,092	6,738	1,433	86,981

Expenses:
Losses and LAE incurred	15,162	5,892	20,600	6,292	(33)	47,913
Acquisition and other underwriting expenses	(40)	2,746	5,072	789	(1,325)	7,242
Other expenses	3,724	106	6,336	411	3,813	14,390
Amortization of intangibles	—	—	—	—	1,087	1,087
Policyholder dividend expense	239	—	—	—	—	239
Segregated portfolio dividend expense	—	4,015	—	—	(1,125)	2,890

Total expenses	19,085	12,759	32,008	7,492	2,417	73,761

Income (loss) before income taxes	7,874	—	7,084	(754)	(984)	13,220
Income tax expense (benefit)	2,556	—	2,497	(265)	154	4,942

Net income (loss)	$5,318	$—	$4,587	$(489)	$(1,138)	$8,278

Total assets	$171,662	$41,451	$108,650	$44,999	$1,444	$368,206

17. Commitments and Contingencies

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

The Company maintains regional offices in North Carolina and Indiana and leases office space under multi-year operating leases through January 2013 and January 2010, respectively.

Minimum monthly lease commitments for the remainder of the office lease terms are as follows (in thousands):

2009	$1,063
2010	952
2011	944
2012	947
2013	881
2014 thereafter	2,769

Total	$7,556

Rent expense totaled $953, $748, and $533 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

18. Junior Subordinated Debentures

On May 15, 2008, the Company called its junior subordinated debentures at par. The Company paid cash of $8,400 to satisfy its outstanding obligation related to the debentures, including accrued interest of $253.

For the years ended December 31, 2008 and 2007, the Company incurred interest expense of $468 and $606 related to the junior subordinated debentures.

19. Loan Payable

As of December 31, 2008, the Company had a loan payable with an outstanding principal balance of $2,650. Semi-annual principal payments of $250 are due on or before January 1 and July 1 each year through July 1, 2013. Interest on the loan is based on the 30-day LIBOR rate plus 165 basis points and resets on the first day of each month, based on the LIBOR rate as of the last day of the immediately preceding month. The outstanding loan balance can be prepaid at any time without penalty. Under the terms of the loan, ESHC must maintain 1) a consolidated debt service coverage ratio of not less than 1.0 calculated annually on December 31, 2) consolidated net equity of $3,000 on December 31, and 3) invested assets equal to at least 125% of the outstanding principal balance of the loan. As of December 31, 2008 and for the year then ended, ESHC met the financial covenants. The Company incurred interest expense of $30 related to the loan for the year ended December 31, 2008.

20. Agency Stock Purchase Plan

On June 17, 2008, the Company announced its 2008 Agency Stock Purchase Plan (the “Stock Purchase Plan”). The purpose of the Stock Purchase Plan is to provide eligible insurance agencies of the Company with the opportunity to purchase the Company’s common stock at a discount from fair market value and is designed to foster the common interests of the Company and agencies in achieving long-term profitable growth for the Company. The Company has reserved 125,000 shares of its common stock for purchase under the Stock Purchase Plan for the five-year period ending June 30, 2013. Common stock issued under the Stock Purchase Plan may be issued from treasury stock.

21. Subsequent Events

Eastern Re Capital Contribution

As a result of Eastern Re’s net loss for the year ended December 31, 2008, EIHI made a capital contribution of $23.0 million to Eastern Re on March 6, 2009 to improve Eastern Re’s capital position and to maintain Eastern Re’s current A.M. Best financial strength rating of “A-” (Excellent). The capital contribution was funded by dividends paid to EIHI from Eastern Alliance, Allied Eastern and ELH in the amount of $10.0 million, $2.0 million and $13.0 million, respectively, on March 6, 2009, of which $2.0 million was retained by EIHI. The dividends were approved by the Pennsylvania Insurance Department.

Shareholder Dividend

On March 12, 2009, the Company announced that its Board of Directors authorized a $0.07 per share quarterly cash dividend on its issued and outstanding shares of common stock, payable March 27, 2009 to shareholders of record at the close of business on March 13, 2009.

22. Quarterly Financial Data (Unaudited, in thousands, except per share data)

2008	March 31	June 30	September 30	December 31
Total Revenue	$35,540	$36,052	$29,522	$30,090
Income (loss) from operations	$3,643	$2,214	$(4,849)	$(17,327)
Net income (loss)	$2,574	$1,503	$(3,089)	$(18,371)
Basic earnings per share	$0.27	$0.17	$(0.35)	$(2.10)
Diluted earnings per share	$0.26	$0.16	$(0.35)	$(2.10)

The net loss for the quarter ended December 31, 2008 primarily reflects the after-tax impact of other-than-temporary impairments of $4,354, unfavorable loss reserve development of $13,863 related to the run-off specialty reinsurance segment, and income tax expense of $2,126 related to the non-recognition of future tax benefits related to the run-off specialty reinsurance segment as of December 31, 2008.

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

b)	Changes in Internal Controls

There have been no changes in EIHI’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, EIHI’s internal control over financial reporting.

(c)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2008. We have excluded Employers Security Holding Company and its subsidiaries, Employers Security Insurance Company and Affinity Management Services, Inc., from our assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. Employers Security Holding Company is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 6.8% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

Because of its inherent limitations, internal control over the financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(d)	The Report of Independent Registered Public Accounting Firm on internal control over financial reporting is included in this Annual Report on Form 10-K immediately before the consolidated financial statements.

Item 9B—Other Information

None

PART III

Item 10—Directors and Officers of the Registrant

Incorporated by reference from the Company’s 2009 Proxy Statement.

Item 11—Executive Compensation

Incorporated by reference from the Company’s 2009 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s 2009 Proxy Statement.

Item 13—Certain Relationships and Related Transactions

Incorporated by reference from the Company’s 2009 Proxy Statement.

Item 14—Principal Accountant Fees and Services

Incorporated by reference from the Company’s 2009 Proxy Statement.

Part IV

Item 15—Exhibits, Financial Statement Schedules

a)	(1) Financial Statements.

The following consolidated financial statements are filed as part of this report in Item 8:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income (Loss) for Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedules for the years 2008, 2007 and 2006 are submitted herewith:

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
Kevin M. Shook, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature

/S/ BRUCE M. ECKERT	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2009
Bruce M. Eckert

/S/ KEVIN M. SHOOK	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009
Kevin M. Shook

/S/ ROBERT M. MCALAINE	Chairman and Director	March 13, 2009
Robert M. McAlaine

/S/ LAWRENCE W. BITNER	Director	March 13, 2009
Lawrence W. Bitner

/S/ PAUL R. BURKE	Director	March 13, 2009
Paul R. Burke

/S/ RONALD L. KING	Director	March 13, 2009
Ronald L. King

/S/ SCOTT C. PENWELL	Director	March 13, 2009
Scott C. Penwell

/S/ JOHN O. SHIRK	Director	March 13, 2009
John O. Shirk

/S/ W. LLOYD SNYDER III	Director	March 13, 2009
W. Lloyd Snyder III

/S/ RICHARD STEVENS III	Director	March 13, 2009
Richard Stevens III

/S/ CHARLES H. VETTERLEIN, JR.	Director	March 13, 2009
Charles H. Vetterlein, Jr.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion from Mutual to Stock Organization of Educators Mutual Life Insurance Company adopted March 17, 2005, as amended June 9, 2005. (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

2.2	Agreement and Plan of Reorganization dated March 17, 2005, between and among Educators Mutual Life Insurance Company, Eastern Insurance Holdings, Inc., and Eastern Holding Company, Ltd. (Incorporated by reference from Exhibit 2.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-131215 on Form S-4)

2.3	Agreement and Plan of Merger by and among Eastern Insurance Holdings, Inc., Eastern Acquisition Corp. and Employers Security Holding Company, dated as of August 6, 2008. (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Current Report on Form 8-K filed on August 7, 2008)

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

4.1	Form of Stock Certificate of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 4.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.1	Transition Agreement, dated March 4, 2005, between Educators Insurance Company and Alex T. Schneebacher (Incorporated by reference from Exhibit 10.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.2	Employee Stock Ownership Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.3	Stock Compensation Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.3 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.4	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Bruce M. Eckert (Incorporated by reference from Exhibit 10.4 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.5	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Michael L. Boguski (Incorporated by reference from Exhibit 10.5 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.6	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Kevin M. Shook (Incorporated by reference from Exhibit 10.6 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.7	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Robert A. Gilpin (Incorporated by reference from Exhibit 10.7 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.8	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Suzanne M. Emmet (Incorporated by reference from Exhibit 10.8 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.9	Coinsurance Agreement, effective October 1, 2003, between Educators Mutual Life Insurance Company and London Life Reinsurance Company (Incorporated by reference from Exhibit 10.10 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.10	Agreement of Sale for IBSi (Incorporated by reference from Exhibit 10.26 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.11	Officer Retention Agreement dated March 4, 2005, between M. Christine Gimber and Educators Mutual Life Insurance Company (Incorporated by reference from Exhibit 10.27 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

Exhibit Number	Description
10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

10.13	Loan Agreement, effective December 17, 2007, between Eastern Insurance Holdings, Inc. and Fulton Bank (Incorporated by reference to Exhibit 10.13 to EIHI’s Form 10-K filed on March 14, 2008)

10.14	Eastern Insurance Holdings, Inc. 2008 Agency Stock Purchase Plan, effective July 1, 2008 (Incorporated by reference to Exhibit 99.1 to EIHI’s Registration Statement No. 333-151706 on Form S-3 filed on June 17, 2008)

14.1	Eastern Insurance Holdings, Inc. Code of Conduct and Ethics (Incorporated by reference from Exhibit 14 to EIHI’s Current Report on Form 8-K filed on February 14, 2008.

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (filed herewith as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP, dated March 12, 2009 (filed herewith as Exhibit 23.1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2008

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$28,185	$30,461	$30,461
States, municipalities and political subdivisions	19,522	20,274	20,274
Public utilities	5,208	5,204	5,204
Convertibles and bonds with warrants attached	13,783	12,346	12,346
All other corporate bonds	127,187	127,197	127,197

Total fixed maturities	193,885	195,482	195,482

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	22,287	17,162	17,162

Total equity securities	22,287	17,162	17,162

Other long-term investments	10,586	9,519	9,519

Total investments	$226,758	$222,163	$222,163

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheets

December 31, 2008 and 2007

(In thousands, except share data)

	2008	2007
ASSETS
Investment in common stock of subsidiaries (equity method)	$118,731	$154,345
Cash and cash equivalents	1,569	10,049
Intangible assets	9,179	6,372
Goodwill	10,752	7,992
Federal income taxes recoverable	238	323
Other assets	222	939

Total assets	$140,691	$180,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$202	$254
Deferred tax liability, net	2,182	1,373
Due to subsidiaries, net	170	562

Total liabilities	2,554	2,189

Equity:
Series A preferred stock, par value $0; authorized shares—5,000,000; no shares issued and outstanding	—	—
Common stock, par value $0, authorized shares—20,000,000; issued—11,602,723 and 11,597,723, respectively; outstanding—9,512,366 and 10,580,858, respectively	—	—
Unearned ESOP compensation	(5,606)	(6,354)
Additional paid-in capital	111,772	110,166
Treasury stock, at cost (2,090,357 and 1,016,865 shares, respectively)	(32,655)	(15,589)
Accumulated other comprehensive income:
Unrealized gains in investments, net of taxes	(1,361)	2,714
Unrecognized benefit plan gains, net of taxes	(505)	531
Retained Earnings	66,492	86,363

Total stockholders’ equity	138,137	177,831

Total liabilities and stockholders’ equity	$140,691	$180,020

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Revenue
Investment income, net of expenses	$594	$1,320	$720
Net realized investment gains	276	233	—

Total revenue	870	1,553	720

Expenses:
Other expenses	4,767	4,898	1,412
Amortization of intangibles	1,373	1,738	1,088

Total expenses	6,140	6,636	2,500

Loss before income tax expense	(5,270)	(5,083)	(1,780)
Income tax benefit	(1,532)	(2,016)	227

Loss before equity in income of subsidiaries	(3,738)	(3,067)	(2,007)
Equity in (loss) income of subsidiaries	(13,645)	21,750	10,285

Net (loss) income	$(17,383)	$18,683	$8,278

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

For the Years ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(17,383)	$18,683	$8,278
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	13,645	(21,750)	(10,285)
Dividends from subsidiaries	28,500	10,000	—
Stock compensation	2,353	2,410	525
Intangible asset amortization	1,373	1,738	1,088
Deferred income tax provision	(376)	(1,076)	130
Other	(435)	(1,748)	(1,731)

Net cash provided by (used in) operating activities	27,677	8,257	(1,995)

Cash flows from investing activities:
Acquisition of EHC	—	—	(38,496)
Acquisition of ESHC	(12,277)	—	—
Capital contributions to subsidiaries	(4,326)	—	(4,130)
Dividend from ELH	—	—	2,100
Other	—	—	(12)

Net cash used in investing activities	(16,603)	—	(40,538)

Cash flows from financing activities:
Proceeds from initial public offering, net of expenses	—	—	62,122
Repurchase of common stock	(17,066)	(15,589)	—
Shareholder dividends	(2,488)	(2,208)	—

Net cash (used in) provided by financing activities	(19,554)	(17,797)	62,122

Net (decrease) increase in cash and cash equivalents	(8,480)	(9,540)	19,589
Cash and cash equivalents at beginning of period	10,049	19,589	—

Cash and cash equivalents at end of period	$1,569	$10,049	$19,589

Cash received during the year for:
Interest	$—	$—	$—
Income taxes	$(2,003)	$(129)	$—

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule III—Supplementary Schedule Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue
December 31, 2008
Workers’ compensation insurance	$2,617	$61,141	$30,941	$—	$65,962
Group benefits insurance	—	32,585	79	—	36,723
Run-off specialty reinsurance	294	40,539	978	—	9,682
Segregated portfolio cell reinsurance	2,849	24,852	10,367	—	23,440
Corporate and other	—	—	—	—	—

Total	$5,760	$159,117	$42,365	$—	$135,807

December 31, 2007
Workers’ compensation insurance	$1,924	$46,485	$24,707	$—	$56,319
Group benefits insurance	—	35,282	83	—	35,863
Run-off specialty reinsurance	2,196	24,937	7,320	—	14,452
Segregated portfolio cell reinsurance	2,137	23,084	7,716	—	22,861
Corporate and other	—	—	—	—	—

Total	$6,257	$129,788	$39,826	$—	$129,495

December 31, 2006
Workers’ compensation insurance					$24,148
Group benefits insurance					33,451
Run-off specialty reinsurance					5,514
Segregated portfolio cell reinsurance					11,806
Corporate and other					—

Total					$74,919

	Column G	Column H	Column I	Column J	Column K
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DPAC	Other Operating Expenses	Premiums Written
December 31, 2008
Workers’ compensation insurance	$4,045	$36,535	$2,159	$14,227	$68,563
Group benefits insurance	2,578	24,444	—	11,300	36,718
Run-off specialty reinsurance	1,343	25,027	2,196	1,344	3,341
Segregated portfolio cell reinsurance	1,112	13,182	2,137	5,387	26,090
Corporate and other	553	—	—	7,430	—

Total	$9,631	$99,188	$6,492	$39,688	$134,712

December 31, 2007
Workers’ compensation insurance	$4,221	$25,614	$1,524	$9,814	$58,489
Group benefits insurance	3,277	23,253	—	10,629	35,864
Run-off specialty reinsurance	1,298	13,050	1,773	2,806	14,069
Segregated portfolio cell reinsurance	1,284	11,671	1,497	5,899	23,467
Corporate and other	1,589	—	—	7,196	—

Total	$11,669	$73,588	$4,794	$36,344	$131,889

December 31, 2006
Workers’ compensation insurance	$2,147	$15,162	$(595)	$4,518	$22,101
Group benefits insurance	3,515	20,600	—	11,408	33,428
Run-off specialty reinsurance	950	6,292	(484)	1,684	5,775
Segregated portfolio cell reinsurance	588	5,892	(449)	3,301	6,225
Corporate and other	1,478	(33)	—	3,575	—

Total	$8,678	$47,913	$(1,528)	$24,486	$67,529

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule IV—Reinsurance

For the years ended December 31, 2008, 2007 and 2006

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums Earned
For the year ended December 31, 2008
Life insurance in force	$1,758,863	$91,095	$—	$1,667,768	0.0%

Premiums:
Life insurance	$6,068	$244	$—	$5,824	0.0%
Accident and health insurance	$33,142	$2,243	$—	$30,899	0.0%
Property and liability insurance	$69,795	$7,626	$36,915	$99,084	39.3%
For the year ended December 31, 2007
Life insurance in force	$1,782,647	$87,476	$—	$1,695,171	0.0%

Premiums:
Life insurance	$6,014	$289	$—	$5,725	0.0%
Accident and health insurance	$32,502	$2,364	$—	$30,138	0.0%
Property and liability insurance	$61,242	$10,500	$42,890	$93,632	42.7%
For the year ended December 31, 2006
Life insurance in force	$1,676,349	$76,194	$—	$1,600,155	0.0%

Premiums:
Life insurance	$5,852	$248	$—	$5,604	0.0%
Accident and health insurance	$30,076	$2,230	$—	$27,846	0.0%
Property and liability insurance	$22,442	$4,223	$23,250	$41,469	46.4%

Eastern Insurance Holdings, Inc.

Schedule VI—Supplemental Information

For the year ended December 31, 2008

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adj. Expenses	Discount if any Deducted in Column C	Unearned Premiums	Net Earned Premiums	Net Investment Income
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2008	$5,760	$126,532	$4,145	$42,286	$99,084	$6,500
Year ended December 31, 2007	$6,257	$94,506	$3,474	$39,743	$93,632	$6,803
Year ended December 31, 2006					$41,468	$3,685

	Column H Losses and LAE Incurred		Column I	Column J	Column K
	Current Period	Prior Year	Amortization of DPAC	Paid Losses and Adjustment Expenses	Net Written Premiums
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2008	$58,742	$16,002	$6,492	$53,352	$97,994
Year ended December 31, 2007	$55,562	$(5,228)	$4,794	$44,840	$96,025
Year ended December 31, 2006	$30,079	$(2,733)	$(1,528)	$19,063	$34,101