Form 10-Q
period 2009-03-31
Eastern Insurance Holdings, Inc.
filed 2009-05-07
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2009,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of May 6, 2009
COMMON STOCK (No par Value)	9,691,257
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31 2009	December 31 2008
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $147,140; $180,102)	$149,829	$183,136
Convertible bonds, at estimated fair value (amortized cost, $14,176; $13,783)	13,127	12,346
Equity securities, at estimated fair value (cost, $21,481; $22,287)	17,000	17,162
Other long-term investments, at estimated fair value (cost, $10,606; $10,586)	8,978	9,519

Total investments	188,934	222,163

Cash and cash equivalents	84,630	52,875
Accrued investment income	1,719	2,058
Premiums receivable (net of allowance, $582; $581)	37,811	29,615
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	29,146	29,637
Deferred acquisition costs	6,903	5,760
Deferred income taxes, net	5,955	6,281
Federal income taxes recoverable	—	16
Intangible assets	8,746	9,179
Goodwill	10,752	10,752
Other assets	10,891	8,975

Total assets	$385,487	$377,311

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$156,243	$159,117
Unearned premium reserves	51,606	42,365
Advance premium	1,522	1,594
Accounts payable and accrued expenses	12,790	13,136
Ceded reinsurance balances payable	10,848	6,886
Federal income taxes payable	125	—
Benefit plan liabilities	498	497
Segregated portfolio cell dividend payable	12,420	13,140
Loan payable	2,201	2,439

Total liabilities	$248,253	$239,174

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,783,014 and 11,602,723, respectively; outstanding – 9,691,257 and 9,512,366, respectively	—	—
Unearned ESOP compensation	(5,422)	(5,606)
Additional paid in capital	111,959	111,772
Treasury stock, at cost (2,091,757 and 2,090,357 shares, respectively)	(32,666)	(32,655)
Retained earnings	65,311	66,492
Accumulated other comprehensive loss, net	(1,948)	(1,866)

Total shareholders’ equity	137,234	138,137

Total liabilities and shareholders’ equity	$385,487	$377,311

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2009 and 2008

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
REVENUE
Net premiums earned	$33,738	$33,003
Net investment income	1,945	2,565
Change in equity interest in limited partnerships	(167)	49
Net realized investment losses	(1,599)	(293)
Other revenue	239	216

Total revenue	34,156	35,540

EXPENSES
Losses and loss adjustment expenses incurred	22,587	19,715
Acquisition and other underwriting expenses	4,580	4,920
Other expenses	6,532	6,063
Amortization of intangibles	433	328
Policyholder dividend expense	185	(63)
Segregated portfolio dividend expense	(739)	934

Total expenses	33,578	31,897

Income before income taxes	578	3,643
Income tax expense	1,133	1,069

Net (loss) income	$(555)	$2,574

Other comprehensive loss:
Unrealized holding losses arising during period, net of tax of $(444) and $(278)	(824)	(517)
Amortization of unrecognized benefit plan amounts, net of tax of $1 and $2	3	4
Less: Reclassification adjustment for (losses) gains included in net (loss) income, net of tax of $(398) and $84	(739)	157

Other comprehensive loss	(82)	(670)

Comprehensive (loss) income	$(637)	$1,904

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Earnings per share (See Note 5):
Net income	$(555)	$2,574
Basic earnings per share	$(0.06)	$0.27
Diluted earnings per share	$(0.06)	$0.26

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2009 and 2008

(Unaudited, in thousands, except share data)

	Outstanding Shares		Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other	Total
	Series A Preferred Stock	Common Capital Stock						Comprehensive Loss, Net of Tax
Balance, January 1, 2009	—	9,512,366	$—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137
ESOP shares released	—	—	—	184	(39)	—	—	—	145
Stock compensation expense	—	180,291	—	—	319	—	—	—	319
Excess tax expense from vested restricted stock	—	—	—	—	(93)	—	—	—	(93)
Repurchase of common stock	—	(1,400)	—	—	—	(11)	—	—	(11)
Shareholder dividend	—	—	—	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	—	—	(555)	—	(555)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(82)	(82)

Balance, March 31, 2009	—	9,691,257	$—	$(5,422)	$111,959	$(32,666)	$65,311	$(1,948)	$137,234

	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2008	—	10,580,858	$—	$(6,354)	$110,166	$(15,589)	$86,363	$3,245	$177,831
ESOP shares released	—	—	—	187	102	—	—	—	289
Stock compensation expense	—	—	—	—	314	—	—	—	314
Excess tax benefit from vested restricted stock	—	—	—	—	32	—	—	—	32
Repurchase of common stock	—	(739,213)	—	—	—	(12,114)	—	—	(12,114)
Shareholder dividend	—	—	—	—	—	—	(724)	—	(724)
Net income	—	—	—	—	—	—	2,574	—	2,574
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(670)	(670)

Balance, March 31, 2008	—	9,841,645	$—	$(6,167)	$110,614	$(27,703)	$88,213	$2,575	$167,532

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited, in thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(555)	$2,574
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	153	97
Amortization of bond premium/discount	82	152
Net realized investment losses	1,599	293
Change in equity interest in limited partnerships	167	(49)
Deferred tax expense (benefit)	473	(619)
Stock compensation	464	603
Intangible asset amortization	433	328
Changes in assets and liabilities:
Accrued investment income	339	15
Premiums receivable	(8,196)	(8,551)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	491	(1,668)
Deferred acquisition costs	(1,143)	(1,201)
Other assets	(1,871)	(1,004)
Reserves for unpaid losses and loss adjustment expenses	(2,874)	3,173
Unearned and advance premium	9,169	11,012
Ceded reinsurance balances payable	3,962	1,434
Accounts payable and accrued expenses	(346)	(932)
Segregated portfolio cell dividend payable	(1,188)	678
Benefit plan liabilities	5	(12)
Federal income taxes recoverable/payable	141	1,656

Net cash provided by operating activities	1,305	7,979

Cash flows from investing activities:
Purchase of fixed income securities	(19,754)	(7,073)
Purchase of equity securities	(2,668)	(6,863)
Purchase of other long-term investments		(1,000)
Proceeds from sale of fixed income securities	43,884	5,367
Proceeds from maturities/calls of fixed income securities	8,974	9,493
Proceeds from sale of equity securities	820	1,060
Proceeds from sale of other long-term investments	371	—
Principal payments received on mortgage loans	1	2
Purchase of equipment, net	(198)	(551)

Net cash provided by investing activities	31,430	435

Cash flows from financing activities:
Repurchase of common stock	(11)	(12,114)
Shareholder dividend	(626)	(724)
Repayment of loan principal	(250)	—
Excess tax expense from vested restricted stock	(93)	32

Net cash used in financing activities	(980)	(12,806)

Net increase (decrease) in cash and cash equivalents	31,755	(4,392)
Cash and cash equivalents, beginning of period	52,875	45,940

Cash and cash equivalents, end of period	$84,630	$41,548

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation and group benefits insurance products and reinsurance products through its direct and indirect wholly-owned subsidiaries, Eastern Holding Company, Ltd. (“EHC”), Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Eastern Re Ltd., S.P.C. (“Eastern Re”), Eastern Services Corporation (“Eastern Services”), Employers Alliance, Inc. (“Employers Alliance”), Employers Security Holding Company (“ESHC”), Employers Security Insurance Company (“ESIC”), Affinity Management Services, Inc., (“Affinity”) and Eastern Life and Health Insurance Company (“ELH”), collectively referred to as the Company.

On September 29, 2008, EIHI acquired all of the outstanding stock of ESHC and its wholly-owned subsidiaries, ESIC and Affinity (See Note 3). ESIC is an Indiana-domiciled workers’ compensation insurance company licensed to write business in Indiana, Illinois and Missouri. Affinity is a third party administrator offering claims administration and risk management services to self-insured property/casualty customers.

The Company currently operates in four segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and corporate/other. The specialty reinsurance segment was placed into run-off effective July 1, 2008. See Note 12 for a description of each segment.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair presentation of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 13, 2009.

All inter-company transactions and related account balances have been eliminated in consolidation.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. The Company reclassified the change in equity interest in its limited partnership investments from net investment income to the change in equity interest in limited partnerships in the consolidated statements of operations. The reclassification did not have any impact on prior year revenues, expenses, or net income.

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

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. The Company monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. The Company performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. At the time a security is determined to be other-than- temporarily impaired, the Company reduces the book value of the security to the current estimated fair value as of the balance sheet date and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Convertible Bond Securities

The Company accounts for its convertible bond securities in accordance with Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” Under SFAS 155, the change in fair value of the Company’s convertible bond securities, which meet the definition of a hybrid financial instrument under SFAS 155, is reported as a realized gain or loss in the consolidated statement of operations and comprehensive income (loss).

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

Realized gains or losses are based on cost and are computed using the specific identification method. The Company monitors its equity securities for unrealized losses that appear to be other-than-temporary. The Company performs a detailed review of these securities to determine the underlying cause of the unrealized loss and whether the security is impaired. At the time a security is determined to be other-than-temporarily impaired, the Company reduces the cost of the security to the current estimated fair value as of the balance sheet date and records a realized loss in the consolidated statements of operations and comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Other Long-Term Investments

Other long-term investments consist primarily of investments in limited partnerships. Investments in limited partnerships are reported in the consolidated financial statements using the equity method. Changes in the value of the Company’s proportionate share of its limited partnership investments are included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss). The Company reports changes in the value of its limited partnership investments on a month lag as a result of the timing of statements being received from the limited partnership.

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of March 31, 2009 and December 31, 2008 totaled $1,800.

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

Reinsurance premiums assumed by the Company’s run-off specialty reinsurance segment were estimated based on information provided by the ceding company. The information used in establishing these estimates was reviewed and subsequent adjustments were recorded in the period in which they were reported. These premiums were earned over the terms of the related reinsurance contracts.

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

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of approximately 3.0%. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $4,141 and $4,145 as of March 31, 2009 and December 31, 2008, respectively.

A liability is established for the estimated unpaid losses and LAE of the Company’s group benefits insurance segment as follows:

•

The liability for reported but unpaid long-term disability claims is calculated using the 1987 Commissioners Group Disability Table. The long-term disability reserves are discounted based on the expected rate of return of ELH’s fixed income portfolio in the year that the claim was incurred. The discount rate for claims incurred in 2009 and 2008 is 3.85%. The liability for IBNR claims is estimated on a policy-by-policy basis, taking into consideration average monthly premium, policy elimination periods, and an expected loss ratio.

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

A liability is established for the estimated unpaid losses and LAE of the Company’s run-off specialty reinsurance segment based on information provided by the ceding company. Premiums and reported claims data provided by the ceding company is utilized by management to estimate the ultimate losses and LAE, including an amount for IBNR claims. As a result of a lag in receiving quarterly premium and reported claim data from the ceding company, the estimated unpaid losses and LAE are based on claim data one quarter in arrears.

The methods used to estimate the reserves for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserves for unpaid losses and LAE is adequate as of March 31, 2009. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of March 31, 2009, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $2,076 and $1,795 for the three months ended March 31, 2009 and 2008, respectively.

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

EIHI’s insurance subsidiaries are generally not subject to state income taxes; rather, they are subject to state premium tax in the jurisdictions in which they write business. Employers Alliance, Eastern Services and Affinity are subject to state income tax in the states in which they operate.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax subsequent to June 16, 2006, as a result of the redomestication of EHC.

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during the three months ended March 31, 2009 and 2008.

The Company’s federal income tax returns for tax years subsequent to December 31, 2004 are subject to examination by the Internal Revenue Service.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of March 31, 2009 and December 31, 2008, the Company accrued dividends payable of $1,268 and $1,311, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. As of March 31, 2009 and December 31, 2008, the Company accrued $1,384 and $1,052 related to the Security Fund assessment.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The goodwill reported by the Company has been allocated 100% to the workers’ compensation insurance segment, which is considered a reporting unit for goodwill purposes. The annual goodwill impairment test, performed as of December 31, each year, consists of a two-step process. The first step identifies whether potential impairment exists by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step is required to measure the amount of any impairment loss.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three months ended March 31, 2009 and 2008 were as follows (unaudited, in thousands, except share data):

	As of and for the Three Months Ended March 31, 2009	As of and for the Three Months Ended March 31, 2008
Suspense shares	560,625	635,375
Allocated shares	186,875	112,125
Shares committed to be released	18,432	18,636
Average price per share	$7.90	$15.50
Stock compensation expense	$145	$289

As of March 31, 2009 and 2008, the estimated fair value of unearned ESOP shares were $4,283 and $9,559, respectively.

Recent Accounting Pronouncements

FSP FAS 115-2 and FAS 124-2

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recorded as a net realized investment loss in the statements of operations and comprehensive income (loss), and the amount of the other-than-temporary impairment related to other factors is recorded as an other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently evaluating the impact of adopting FSP FAS 115-2/124-2 and has elected not to early adopt.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently evaluating the impact of adopting FSP FAS 157-4 and has elected not to early adopt.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently evaluating the impact of adopting FSP FAS 107-1/APB 28-1 and has elected not to early adopt.

3. Business Combinations

On September 29, 2008, EIHI acquired all of the outstanding stock of ESHC in a transaction valued at $14,820, including the assumption of $2,650 in debt. The acquisition of ESHC resulted in the recognition of certain intangible assets totaling $4,180 and goodwill totaling $2,760. Direct costs related to the acquisition totaling $107 were capitalized and included in goodwill.

4. Intangible Assets

As of March 31, 2009 and December 31, 2008, intangible assets consisted of the following (unaudited, in thousands):

	March 31, 2009		December 31, 2008
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$3,564	$859	$3,564	$715
Renewal rights (15 year amortization period)	8,238	3,772	8,238	3,483

	$11,802	$4,631	$11,802	$4,198

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,575	—

Total intangible assets	$13,377	$4,631	$13,377	$4,198

Amortization expense totaled $433 and $328 for the three months ended March 31, 2009 and 2008, respectively.

5. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended March 31, 2009, there were 1,098,072 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Of the shares excluded from the diluted earnings per share calculation for the three months ended March 31, 2009, 233,874 shares were considered anti-dilutive because of the Company’s net loss for the period. For the three months ended March 31, 2008, dilutive potential common shares outstanding included 306,099 stock warrants and 40,123 restricted stock awards, and there were 836,816 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” The

two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, we are required to retrospectively adjust earnings per share data to conform to the provisions in this FSP. Accordingly, the Company adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. FSP EITF 03-6-1 had no impact on our earnings per common share for the three months ended March 31, 2009 or 2008.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three months ended March 31, 2009 and 2008 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net (loss) income for basic and diluted earnings per share	$(555)	$2,574

Less: Dividends declared – common and unvested restricted share units	(626)	(724)

Undistributed earnings	(1,181)	(1,850)

Percent allocated to common shareholders	98.3%	97.9%

	(1,161)	1,811

Add: Dividends declared – common shares	615	709

	$546	$2,520

Denominator for basic earnings per share	8,851,588	9,426,830

Effect of dilutive securities	233,873	346,222

Denominator for diluted earnings per common share	9,085,461	9,773,052

Basic earnings per share	$(0.06)	$0.27
Diluted earnings per share	$(0.06)	$0.26
Cash dividends per share	$0.07	$0.07

6. Exercise of Outstanding Warrants

As of January 1, 2009, contingent warrants to purchase 306,099 common shares of EIHI stock at an exercise price of $1.63 were outstanding. These warrants were awarded in 1999 as compensation to a Director of the Company who acted as the insurance broker for premium production in the Company’s run-off specialty reinsurance segment. The number of warrants ultimately earned was contingent upon achievement of predetermined direct premiums written thresholds. As of January 1, 2009, 244,879 warrants were earned. The remaining 61,220 warrants will not be earned because the specialty reinsurance segment was placed into run-off on July 1, 2008 and, therefore, there is no additional premium production. On March 10, 2009, the Director notified the Company that he was exercising the 244,879 earned warrants. Furthermore, as provided in the terms of the warrant, the Director instructed the Company to retain 64,588 shares in payment of the exercise price. Accordingly, on March 31, 2009, 180,291 shares of EIHI common stock were issued to the Director in full satisfaction of the 244,879 warrants earned. This was a non-cash transaction that had no impact on cash flows from operating or financing activities.

7. Share Repurchase

The Company recognized the repurchase of 1,400 shares, at a cost of $11, for the three months ended March 31, 2009. The Company recognized the repurchase of 739,213 shares, at a cost of $12,114, for the three months ended March 31, 2008.

8. Fair Value Measurements

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

On February 12, 2008, SFAS 157 was amended by FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities which are measured at fair value on a non-recurring basis until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted FSP FAS 157-2 effective January 1, 2009.

As of March 31, 2009, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring or non-recurring basis.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of March 31, 2009:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of March 31, 2009, excluding the segregated portfolio cell segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	3/31/09	Level 1	Level 2	Level 3
Fixed income securities – available for sale	$123,750	$12,296	$111,454	$—
Convertible bonds	13,127	—	13,127	—
Equity securities – available for sale	13,103	13,103	—	—

Total	$149,980	$25,399	$124,581	$—

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

As of March 31, 2009 (unaudited) and December 31, 2008, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	3/31/09	12/31/08
Multi-strategy fund of funds	$4,338	$4,421
Natural resources	2,009	2,130
Structured finance opportunity fund	1,979	1,958
Municipal bond arbitrage	93	466
Open-ended investment fund	490	470
Real estate	64	66

Total	$8,973	$9,511

The activity in the Company’s limited partnership investments for the three months ended March 31, 2009 and 2008 was as follows (unaudited, in thousands):

	3/31/09	3/31/08
Balance, beginning of period	$9,511	$11,300
Contributions	—	1,000
Withdrawals	(371)	—
Unrealized change in interest	(167)	49

Balance, end of period	$8,973	$12,349

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

9. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of March 31, 2009 and December 31, 2008 (unaudited, in thousands):

March 31, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$27,598	$1,482	$—	$29,080
States, municipalities, and political subdivisions	41,002	1,977	(72)	42,907
Corporate securities	40,522	1,195	(458)	41,259
Mortgage-backed securities	10,835	738	—	11,573
Collateralized mortgage obligations	18,133	367	(1,591)	16,909
Other structured securities	9,050	15	(964)	8,101

Total fixed income securities	147,140	5,774	(3,085)	149,829
Equity securities	21,481	156	(4,637)	17,000

Total fixed income and equity securities	$168,621	$5,930	$(7,722)	$166,829

December 31, 2008	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$26,463	$2,170	$(3)	$28,630
States, municipalities, and political subdivisions	45,109	1,611	(183)	46,537
Corporate securities	60,480	991	(854)	60,617
Mortgage-backed securities	16,349	1,265	—	17,614
Collateralized mortgage obligations	20,195	336	(1,503)	19,028
Other structured securities	11,506	7	(803)	10,710

Total fixed income securities	180,102	6,380	(3,346)	183,136
Equity securities	22,287	50	(5,175)	17,162

Total fixed income and equity securities	$202,389	$6,430	$(8,521)	$200,298

Other structured securities primarily include commercial mortgage-backed securities and other asset-backed securities.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of March 31, 2009 (unaudited, in thousands) and December 31, 2008 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$—	$—	$—	$—	$—	$—
States, municipalities, and political subdivisions	2,839	(38)	916	(26)	3,755	(64)
Corporate securities	2,406	(64)	830	(93)	3,236	(157)
Collateralized mortgage obligations	2,751	(56)	4,696	(1,534)	7,447	(1,590)
Other structured securities	3,398	(222)	3,236	(742)	6,634	(964)

Total fixed income securities	11,394	(380)	9,678	(2,395)	21,072	(2,775)
Equity securities	10,927	(4,169)	—	—	10,927	(4,169)

Total fixed income and equity securities	$22,321	$(4,549)	$9,678	$(2,395)	$31,999	$(6,944)

	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$200	$(3)	$—	$—	$200	$(3)
States, municipalities, and political subdivisions	6,631	(169)	246	(14)	6,877	(183)
Corporate securities	15,506	(552)	1,398	(67)	16,904	(619)
Collateralized mortgage obligations	6,853	(756)	2,279	(747)	9,132	(1,503)
Other structured securities	6,817	(232)	2,747	(571)	9,564	(803)

Total fixed income securities	36,007	(1,712)	6,670	(1,399)	42,677	(3,111)
Equity securities	9,047	(4,184)	—	—	9,047	(4,184)

Total fixed income and equity securities	$45,054	$(5,896)	$6,670	$(1,399)	$51,724	$(7,295)

As of March 31, 2009, the Company held 58 fixed income securities with gross unrealized losses totaling $2,775. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of collateralized mortgage obligations and other structured securities. For investments in fixed income securities, losses in the estimated fair values are viewed as temporary if the Company has the intent and ability to hold the security recovery, which may be maturity, and management expects that the issuer will be able to service the debt, both as to principal and interest in accordance with contractual terms. Management believes that the current carrying value of these investments will be realized and that the Company has the ability and intent to hold them until that time.

As of March 31, 2009, the Company held 38 equity securities with gross unrealized losses totaling $4,169. All of the equity securities have been in an unrealized loss position for less than twelve months and management has determined, based on an evaluation of these securities, that the decline in value is temporary as of March 31, 2009.

The Company recognized other-than-temporary impairments of $2,369 for the three months ended March 31, 2009. There were no impairments recognized for the three months ended March 31, 2008. Of the impairments recorded, $2,210 related to equity securities that had been in an unrealized loss position for 12 months or more as of March 31, 2009 and $159 related to a fixed income security that was sold at a loss in April 2009.

10. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three months ended March 31, 2009 and 2008 (unaudited, in thousands):

	2009	2008
Balance, beginning of period	$155,314	$125,249
Reinsurance recoverables on unpaid losses and LAE	25,636	23,429

Net balance, beginning of period	129,678	101,820
Incurred related to:
Current year	23,638	21,841
Prior year	(877)	(1,791)

Total incurred before purchase accounting adjustments	22,761	20,050
Purchase accounting adjustments	(158)	(155)

Total incurred	22,603	19,895
Paid related to:
Current year	5,850	4,560
Prior year	18,355	13,475

Total paid	24,205	18,035

Net balance, end of period	128,076	103,680
Reinsurance recoverables on unpaid losses and LAE	24,386	24,960

Balance, end of period	$152,462	$128,640

Total reserves for unpaid for losses and LAE	$156,243	$132,961

	2009	2008
Less: Term life premium waiver reserves	3,748	4,277
Less: Other	33	44

Balance, end of period	$152,462	$128,640

Incurred losses by segment were as follows for the three months ended March 31, 2009 and 2008, respectively (unaudited, in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$11,853	$4,450	$7,344	$613	$24,260
Current period discount	(452)	(170)	—	—	(622)
Prior year, gross of discount	(549)	(206)	(680)	—	(1,435)
Accretion of prior period discount	406	152	—	—	558

Total incurred before purchase accounting adjustments	11,258	4,226	6,664	613	22,761
Purchase accounting adjustments	(149)	(13)	—	4	(158)

Total incurred	$11,109	$4,213	$6,664	$617	$22,603

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$9,088	$3,729	$7,499	$1,988	$22,304
Current period discount	(328)	(135)	—	—	(463)
Prior year, gross of discount	(1,500)	(615)	(886)	653	(2,348)
Accretion of prior period discount	395	162	—	—	557

Total incurred before purchase accounting adjustments	7,655	3,141	6,613	2,641	20,050
Purchase accounting adjustments	(137)	(26)	—	8	(155)

Total incurred	$7,518	$3,115	$6,613	$2,649	$19,895

The Company’s results of operations include favorable development on prior year reserves of $1,435 and $2,348 for the three months ended March 31, 2009 and 2008, respectively. The favorable development in the workers’ compensation insurance and segregated portfolio cell reinsurance segments for the three months ended March 31, 2009 and 2008 primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. The favorable development in the group benefits insurance segment for the three months ended March 31, 2009 and 2008 primarily reflects lower claims experience than anticipated at the time the reserves were established in the dental and short-term disability lines of business and the termination of prior year long-term disability claims. The unfavorable development in the run-off specialty reinsurance segment for the three months ended March 31, 2008 primarily reflects an increase in reported claims from the ceding company.

11. Income Taxes

As a result of the continued decline in the fixed income and equity security markets during the three months ended March 31, 2009, the Company experienced additional realized and unrealized capital losses related to its investment portfolio. As of March 31, 2009, management performed an assessment and concluded that the Company may be unable to generate sufficient future capital gains to offset capital losses in the foreseeable future, which is generally considered to be twelve months from the balance sheet date, and recorded a valuation allowance against its deferred tax assets related to realized and unrealized capital losses of $904, of which $678 was reported as an increase to income tax expense and $226 was reported as a reduction to the accumulated other comprehensive loss, net of tax. Under United States federal income tax rules and regulations, capital losses can only be utilized to offset taxable income generated by capital gains. Capital losses can be carried back to offset capital gains reported in the three prior tax periods and can be carried forward for five tax periods.

12. Segment Information

The Company’s current operations are organized into the five following business segments.

Workers’ Compensation Insurance

The Company offers workers’ compensation insurance coverage to employers, primarily in Pennsylvania, Delaware, North Carolina, Maryland and Indiana. The Company offers a complete line of workers’ compensation products, including guaranteed cost and loss sensitive products.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling $1,521 and $1,694 for the three months ended March 31, 2009 and 2008, respectively.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, and term life insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. Net premiums earned, by product, for the three months ended March 31, 2009 and 2008 were as follows (unaudited, in thousands):

	2009	2008
Dental	$5,502	$5,649
Short-term disability	1,560	1,681
Long-term disability	377	441
Term life	1,452	1,461

Total	$8,891	$9,232

Run-Off Specialty Reinsurance

Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provided coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program, for the three months ended March 31, 2009 and 2008 were as follows (unaudited, in thousands):

	2009	2008
EnviroGuard	$630	$2,562
EIA	269	932
Other	—	6

Total	$899	$3,500

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

The following table represents the segment results for the three months ended March 31, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$17,906	$6,042	$8,891	$899	$—	$33,738
Net investment income	958	182	459	258	88	1,945
Change in equity interest in limited partnerships	(94)	—	(73)	—	—	(167)
Net realized investment (losses) gains	(10)	(1,095)	462	(1,201)	245	(1,599)
Other revenue	99	—	—	113	27	239

Total revenue	18,859	5,129	9,739	69	360	34,156

Expenses:
Losses and LAE incurred	11,109	4,213	6,648	617	—	22,587
Acquisition and other underwriting expenses	1,472	1,833	1,364	270	(359)	4,580
Other expenses	3,564	(30)	1,522	136	1,340	6,532
Amortization of intangibles	—	—	—	—	433	433
Policyholder dividend expense	185	—	—	—	—	185
Segregated portfolio dividend expense	—	(887)	—	—	148	(739)

Total expenses	16,330	5,129	9,534	1,023	1,562	33,578

Income (loss) before income taxes	2,529	—	205	(954)	(1,202)	578
Income tax expense	765	—	36	3	329	1,133

Net income (loss)	$1,764	$—	$169	$(957)	$(1,531)	$(555)

Total assets	$233,277	$56,914	$63,775	$62,284	$(30,763)	$385,487

The following table represents the segment results for the three months ended March 31, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$14,767	$5,504	$9,232	$3,500	$—	$33,003
Net investment income	987	293	674	384	227	2,565
Change in equity interest in limited partnerships	(75)	—	185	(61)	—	49
Net realized investment (losses) gains	(111)	48	(351)	120	1	(293)
Other revenue	—	—	—	303	(87)	216

Total revenue	15,568	5,845	9,740	4,246	141	35,540

Expenses:
Losses and LAE incurred	7,518	3,115	6,433	2,649	—	19,715
Acquisition and other underwriting expenses	1,201	1,709	1,489	1,049	(528)	4,920
Other expenses	2,579	13	1,452	147	1,872	6,063
Amortization of intangibles	—	—	—	—	328	328
Policyholder dividend expense	(63)	—	—	—	—	(63)
Segregated portfolio dividend expense	—	1,008	—	—	(74)	934

Total expenses	11,235	5,845	9,374	3,845	1,598	31,897

Income (loss) before income taxes	4,333	—	366	401	(1,457)	3,643
Income tax expense (benefit)	1,339	—	54	143	(467)	1,069

Net income (loss)	$2,994	$—	$312	$258	$(990)	$2,574

Total assets	$212,257	$56,095	$102,759	$50,829	$(30,623)	$391,317

13. Eastern Re Capital Contribution

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

14. Commitments and Contingencies

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of Eastern Insurance Holdings, Inc. (the “Company”) and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. You should carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2009.

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

Overview

The Company reported a net loss of $555,000 for the three months ended March 31, 2009, compared to net income of $2.6 million for the same period in 2008. The Company’s results of operations were adversely impacted by other-than-temporary investment impairments of $1.8 million (excluding impairments related to investments in the segregated portfolio cell reinsurance segment) and the recording of a valuation allowance against the net deferred tax asset related to realized and unrealized capital losses totaling $678,000. Management concluded that a valuation allowance was necessary as of March 31, 2009, which reflects the increase in realized and unrealized capital losses during the first quarter of 2009 and management’s assessment that the Company may be unable to generate sufficient capital gains to offset the capital losses in the foreseeable future, which is generally considered to be twelve months from the balance sheet date. There were no impairments recognized for the three months ended March 31, 2008.

The workers’ compensation insurance segment reported net income of $1.8 million for the three months ended March 31, 2009, compared to net income of $3.0 million for the same period in 2008. The segment’s results reflect an increase in the loss and LAE ratio, primarily reflecting the impact of the current economic environment on the workers’ compensation book of business. The increase in the loss ratio was partially offset by an increase in net premiums earned, primarily reflecting the acquisition of ESHC.

The segregated portfolio cell reinsurance segment’s loss ratio increased from 2008 to 2009 for the same reasons as the workers’ compensation insurance segment. The reduction in the segregated portfolio dividend expense reflects the higher loss ratio and the impact of net realized investment losses recognized in 2009.

The group benefits insurance segment reported net income of $169,000 for the three months ended March 31, 2009, compared to net income of $312,000 for the same period in 2008. The segment reported a combined ratio of 107.2% in 2009, compared to a combined ratio of 101.5% in 2008, primarily reflecting an increase in the dental and life loss ratios. The increase in the dental loss ratio primarily reflects the impact of the competitive environment on the Company’s ability to obtain premium rate increases on new and renewal business, while the increase in the life loss ratio primarily reflects claim severity related to reported death claims. The increase in death claim severity is reflective of the small size of the Company’s book of business. The Company has not increased its underwriting limits with respect to death benefits.

The specialty reinsurance segment results for the three months ended March 31, 2009 primarily reflect the run-off of the quota-share reinsurance treaties and the impact of other-than-temporary investment impairments of $1.5 million.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, including assumed premiums earned, net investment income and net realized investment gains.

Direct and net premiums written. Direct premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Direct premiums written include all premiums billed during a specific policy period. Net premiums written is the difference between direct premiums written and premiums ceded or paid to reinsurers (ceded premiums written). In the segregated portfolio cell reinsurance segment, assumed premiums are derived from insurance contracts written by the Company and ceded to the segregated portfolio cells. In the run-off specialty reinsurance segment, assumed premiums are premiums that are received from a third party under a reinsurance agreement, which are reported to the Company directly from the broker one quarter in arrears.

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

Net investment income and realized gains and losses on investments. The Company invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and loss adjustment expenses) in cash, cash equivalents, fixed income securities, convertible bonds, equity securities, and other long-term investments. Investment income includes interest earned on invested assets, including the impact of premium amortization and discount accretion. Realized gains and losses on invested assets are reported separately from net investment income. The Company recognizes realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost. Realized gains and losses also include the change in fair value of convertible bonds.

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

Other expenses. Other expenses consist of general administrative expenses such as salaries, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately. Other expenses also include interest expense related primarily to the Company’s loan payable.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of March 31, 2009, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of March 31, 2009 and December 31, 2008, the Company’s reserves for unpaid losses and LAE were reduced by $4,141 and $4,145, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance segments as of March 31, 2009 (unaudited) and December 31, 2008 are summarized below (in thousands):

March 31, 2009	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$34,471	$13,074	$10,277	$14,982	$72,804
Case incurred development, IBNR, and unallocated LAE reserves	24,776	10,169	3,583	23,652	62,180
Amount of discount	(2,979)	(1,162)	—	—	(4,141)

Net reserves	56,268	22,081	13,860	38,634	130,843
Reinsurance recoverables on unpaid losses and LAE	5,063	3,203	16,255	—	24,521
Purchase accounting adjustments	837	69	—	(27)	879

Reserves for unpaid losses and LAE	$62,168	$25,353	$30,115	$38,607	$156,243

December 31, 2008	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$34,897	$11,808	$10,690	$15,632	$73,027
Case incurred development, IBNR, and unallocated LAE reserves	23,320	11,210	3,956	24,938	63,424
Amount of discount	(2,994)	(1,151)	—	—	(4,145)

Net reserves	55,223	21,867	14,646	40,570	132,306
Reinsurance recoverables on unpaid losses and LAE	4,932	2,903	17,939	—	25,774
Purchase accounting adjustments	986	82	—	(31)	1,037

Reserves for unpaid losses and LAE	$61,141	$24,852	$32,585	$40,539	$159,117

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three months ended March 31, 2009, the Company recognized other-than-temporary impairments of $2.4 million, compared to no impairments for the same period in 2008. As of March 31, 2009, the Company held securities with gross unrealized losses of $7.0 million, excluding those securities in the segregated portfolio cell reinsurance segment, of which $2.4 million were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying investments, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equity securities. An equity security is considered impaired when one of the following conditions exist: 1) an equity security’s market value is less than 80% of its cost for a continuous period of six months, 2) an equity’s security’s market value is less than 50% of its cost, regardless of the amount of time the security’s market value has been below cost, and 3) an equity security’s market value has been less than cost for a continuous period of 12 months, regardless of the magnitude of the decline in market value. Equity securities that are in an unrealized loss position, but do not meet the above quantitative thresholds, are evaluated to determine if the decline in market value is other than temporary.

For the three months ended March 31, 2009, the Company recognized other-than-temporary impairments of $2.2 million related to its equity security portfolio. The impaired securities had been in an unrealized loss position for 12 months as of March 31, 2009.

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

For the three months ended March 31, 2009, the Company recognized an other-than-temporary impairment of $159,000 related to a fixed income security that was sold at a loss in April 2009.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or it management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in other long-term investments in the consolidated statement of operations. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three months ended March 31, 2009 or 2008.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of March 31, 2009 to its workers’ compensation insurance segment. The goodwill impairment test, performed as of December 31 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

As of March 31, 2009, management evaluated the workers’ compensation insurance segment’s operating results for the three months ended March 31, 2009 and the Company’s current stock price to determine if events or circumstances had changed that would require an update to its impairment analysis performed as of December 31, 2008. Based on management’s analysis, there were no changes in events or circumstances, therefore, an updated impairment analysis was not necessary.

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of March 31, 2009 (unaudited) and December 31, 2008, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	March 31, 2009	December 31, 2008
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$2,997	$2,617
Unearned premium reserves	$37,027	$30,941

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$3,906	$2,849
Unearned premium reserves	$14,506	$10,367

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$73	$79

Run-off specialty reinsurance segment:
Deferred policy acquisition costs	$—	$294
Unearned premium reserves	$—	$978

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of March 31, 2009, management recorded a valuation allowance of $904,000 as a result of the Company’s recognition of additional realized and unrealized capital losses related to its investment portfolio. Management performed an assessment of the recoverability of its net deferred tax asset related to capital losses and concluded that the Company may be unable to generate sufficient future capital gains to offset capital losses in the foreseeable future, which is generally considered to be twelve months from the balance sheet date. Under United States federal income tax rules and regulations, capital losses can only be utilized to offset taxable income generated by capital gains. Capital losses can be carried back to offset capital gains reported in the three prior tax periods and can be carried forward for five tax periods.

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

Recent Accounting Pronouncements

FSP FAS 115-2 and FAS 124-2

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recorded as a net realized investment loss in the statements of operations and comprehensive income (loss), and the amount of the other-than-temporary impairment related to other factors is recorded as an other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently evaluating the impact of adopting FSP FAS 115-2/124-2 and has elected not to early adopt.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently evaluating the impact of adopting FSP FAS 157-4 and has elected not to early adopt.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently evaluating the impact of adopting FSP FAS 107-1/APB 28-1 and has elected not to early adopt.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended March 31, 2009 and 2008 (unaudited, in thousands):

	2009	2008
Net premiums written	$42,918	$43,821

Net premiums earned	$33,738	$33,003
Net investment income	1,945	2,565
Change in equity interest in other long-term investments	(167)	49
Net realized investment losses	(1,599)	(293)
Other revenue	239	216

Consolidated revenue	$34,156	$35,540

The decrease in consolidated revenue primarily reflects a decrease in net investment income and an increase in net realized investment losses, partially offset by an increase in net premiums earned. The decrease in net investment income primarily reflects a lower invested asset base and a decline in short-term interest rates. Net realized investment losses include other-than-temporary impairments of $2.4 million for the three months ended March 31, 2009, compared to no impairments for the same period in 2008. The increase in net premiums earned primarily reflects the acquisition of ESHC, partially offset by a decline in net premiums earned in the group benefits insurance and run-off specialty reinsurance segments.

The components of consolidated net (loss) income, by segment, for the three months ended March 31, 2009 and 2008 were as follows (unaudited, in thousands):

	2009	2008
Workers’ compensation insurance	$1,764	$2,994
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	169	312
Run-off specialty reinsurance	(957)	258
Corporate/other	(1,531)	(990)

Consolidated net (loss) income	$(555)	$2,574

The consolidated net loss for the three months ended March 31, 2009 primarily reflects the aforementioned investment impairments and the deferred tax asset valuation allowance of $678,000, as well as an increase in the consolidated combined ratio, from 93.8% in 2008 to 101.7% in 2009. The increase in the combined ratio primarily reflects a higher loss and LAE ratio in the workers’ compensation insurance and segregated portfolio cell reinsurance segments reflecting management’s expectation of the impact of the current economic environment on the Company’s book of business, and an increase in the group benefits insurance loss ratio due to the aforementioned competitive rate environment and claim severity in the life line of business. The decline in net investment income from 2008 to 2009 also contributed to the decrease in the Company’s consolidated results of operations.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended March 31, 2009 and 2008 (unaudited, in thousands):

	2009	2008
Revenue:
Direct premiums written	$36,159	$34,138
Reinsurance premiums assumed	275	187
Ceded premiums written	(12,510)	(13,204)

Net premiums written	23,924	21,121
Change in unearned premiums	(6,018)	(6,354)

Net premiums earned	17,906	14,767
Net investment income	958	987
Change in equity interest in limited partnerships	(94)	(75)
Net realized investment losses	(10)	(111)
Other revenue	99	—

Total revenue	$18,859	$15,568

Expenses:
Losses and LAE incurred	$11,109	$7,518
Acquisition and other underwriting expenses	1,472	1,201
Other expenses	3,564	2,579
Policyholder dividend expense	185	(63)

Total expenses	$16,330	$11,235

Income before income taxes	2,529	4,333
Income tax expense	765	1,339

Net income	$1,764	$2,994

Net Income

The decrease in net income primarily reflects an increase in the loss and expense ratios. The increase in the loss ratio from 2008 to 2009 reflects an increase in the accident period loss ratio and a reduction in favorable development on prior year reserves.

The workers’ compensation insurance ratios were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	62.0%	50.9%
Expense ratio	28.2%	25.6%
Policyholders’ dividend ratio	1.0%	-0.4%

Combined ratio	91.2%	76.1%

Premiums

The increase in direct premiums written primarily reflects the acquisition of ESHC and new business production of $6.9 million, partially offset by a decline in the renewal retention rate and renewal rate decreases of 1.9%. Direct premiums written for traditional business and alternative markets were $25.2 million and $11.0 million, respectively, for the three months ended March 31, 2009. The renewal retention rate declined from 89.8% in 2008 to 84.1% in 2009, primarily reflecting the competitive market and the loss of a large account in the Midwest region.

Net Investment Income

The decrease in net investment income primarily reflects a lower invested asset base and a decline in short-term interest rates, partially offset by net investment income related to the acquisition of ESHC. The average yield on the fixed income portfolio was 3.97% as of March 31, 2009, compared to 4.36% as of March 31, 2008.

Net Realized Investment Losses

Net realized investment losses for the three months ended March 31, 2009 include other-than temporary impairments of $208,000. There were no impairments recorded for the three months ended March 31, 2008. Net realized investment losses include an increase of $47,000 related to the change in fair value of convertible bonds for the three months ended March 31, 2009, compared to a decrease of $148,000 for the same period in 2008.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase the accident period loss ratio and a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 66.0% and 62.0% for the three months ended March 31, 2009 and 2008, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $549,000 and $1.5 million for the three months ended March 31, 2009 and 2008, respectively. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2009 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of March 31, 2009. For the three months ended March 31, 2009, the Company closed 105, or 16.6%, of the 634 open lost time claims as of December 31, 2008. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls enabled it to record losses and LAE that were lower than the amount reserved for claim settlements.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other expenses primarily reflects the increase in net premiums written.

Other Expenses

The increase in other expenses as a percent of net premiums earned from 2008 to 2009 primarily reflects the impact of the lower renewal retention rate and expenses associated with the Company’s Southeast operations, which commenced business in the first quarter of 2008.

Policyholder Dividends

The increase in the policyholders’ dividend ratio reflects a decrease in incurred losses under participating policies from 2008 to 2009. For the three months ended March 31, 2009 and 2008, 10.0% and 11.3%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three months ended March 31, 2009 and 2008 was 30.2% and 30.9%, respectively. The difference between the statutory rate of 35.0% and the effective tax rate primarily reflects tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended March 31, 2009 and 2008 (unaudited, in thousands):

	2009	2008
Revenue:
Reinsurance premiums assumed	$10,974	$11,845
Ceded premiums written	(792)	(707)

Net premiums written	10,182	11,138
Change in unearned premiums	(4,139)	(5,634)

Net premiums earned	6,042	5,504
Net investment income	182	293
Net realized investment (losses) gains	(1,095)	48

Total revenue	$5,129	$5,845

Expenses:
Losses and LAE incurred	$4,213	$3,115
Acquisition and other underwriting expenses	1,833	1,709
Other expenses	(30)	13
Segregated portfolio dividend expense (1)	(887)	1,008

Total expenses	$5,129	$5,845

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	69.7%	56.6%
Expense ratio	29.8%	31.3%

Combined ratio	99.5%	87.9%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed primarily reflects a decline in the renewal retention rate, partially offset by new business production of $1.2 million and renewal rate increases of 1.4%. The renewal retention rate declined from 88.3% in 2008 to 84.1% in 2009. In addition audit premiums for the three months ended March 31, 2009 resulted in return premium to customers of $97,000, compared to additional premium to the Company of $110,000 for the same period in 2008.

Net Investment Income

The decrease in net investment income primarily reflects a decline in short-term interest rates.

Net Realized Investment (Losses) Gains

The net realized investment losses for the three months ended March 31, 2009 reflect other-than-temporary impairments of $619,000 and net realized losses on the sale of investments of $476,000, which primarily reflect the impact of reducing the segment’s exposure to investments in financial institutions.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase the accident period loss ratio and a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 73.4% and 68.2% for the three months ended March 31, 2009 and 2008, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $206,000 and $615,000 for the three months ended March 31, 2009 and 2008, respectively. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2009 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of March 31, 2009.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three months ended March 31, 2009 and 2008.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three months ended March 31, 2009 and 2008 (unaudited, in thousands):

	2009	2008
Revenue:
Direct premiums written	$9,528	$9,800
Ceded premiums written	(637)	(571)

Net premiums written	8,891	9,229
Change in unearned premiums	—	3

Net premiums earned	8,891	9,232
Net investment income	459	674
Change in equity interest in limited partnerships	(73)	185
Net realized investment gains (losses)	462	(351)

Total revenues	9,739	9,740

Expenses:
Losses and LAE incurred	6,648	6,433
Acquisition and other underwriting expenses	1,364	1,489
Other expenses	1,522	1,452

Total expenses	9,534	9,374

Income before income taxes	205	366
Income tax expense	36	54

Net income	$169	$312

Net Income

The decrease in net income from 2008 to 2009 primarily reflects a reduction in net premiums earned, a higher combined ratio and lower net investment income, partially offset by net realized investment gains in 2009, compared to net realized investment losses in 2008.

The group benefits insurance ratios were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	74.8%	69.7%
Expense ratio	32.4%	31.8%

Combined ratio	107.2%	101.5%

Premiums

Direct premiums written, by line of business, for the three months ended March 31, 2009 and 2008 were as follows (unaudited, in thousands):

	2009	2008
Dental	$5,503	$5,648
Short-term disability	1,560	1,678
Long-term disability	945	955
Term life	1,520	1,519

Total	$9,528	$9,800

The decrease in direct premiums written primarily reflects a decline in the renewal retention rate, partially offset by new business sales.

Net Investment Income

The decrease in net investment income primarily reflects a lower average invested asset base and a decrease in short-term interest rates. The average yield on the fixed income portfolio as of March 31, 2009 was 5.49%, compared to an average yield of 5.39% as of March 31, 2008.

Net Realized Investment Gains (Losses)

Net realized investment gains for the three months ended March 31, 2009 primarily reflect the change in fair value of convertible bond securities, which increased net realized investment gains $341,000, compared to a decrease of $435,000 for the same period in 2008.

Losses and LAE

The increase in losses and LAE primarily reflects an increase in the dental and life loss ratios. The calendar period loss ratios, by line of business, for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Dental	79.6%	73.8%
Short-term disability	64.8%	68.3%
Long-term disability	14.6%	57.4%
Term life	83.3%	58.4%
Total group benefits	74.8%	69.7%

Dental

The increase in the dental loss ratio primarily reflects an increase in the accident period loss ratio from 79.0% in 2008 to 81.3% in 2009. Favorable development on prior accident year reserves reduced the loss ratio by 1.8 percentage points in 2009, compared to 5.2 percentage points in 2008. The increase in the accident period loss ratio primarily reflects the impact of the competitive rate environment, which has resulted in the Company being unable to achieve appropriate rate increases in its primary markets.

Short-term Disability

The decrease in the short-term disability loss ratio primarily reflects a decrease in the accident period loss ratio from 75.3% in 2008 to 70.3% in 2009. Favorable development on prior accident year reserves reduced the loss ratio by 5.5 percentage points in 2009, compared to 7.0 percentage points in 2008. The decrease in the accident period loss ratio primarily reflects lower claim frequency and severity.

Long-term Disability

The decrease in the long-term disability loss ratio primarily reflects the impact of prior year claim terminations.

Term Life

The increase in the term life loss ratio primarily reflects the impact of death claims with higher benefits for the three months ended March 31, 2009, compared to the same period in 2008.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percent of direct premiums written totaled 14.3% and 15.2% for the three months ended March 31, 2009 and 2008, respectively. The decrease primarily reflects lower commissions paid to general agents, primarily IBSi, the Company’s former general agent in the Southeast.

Other Expenses

Other expenses as a percent of direct premiums written totaled 16.0% and 14.8% for the three months ended March 31, 2009 and 2008, respectively. The increase primarily reflects the impact of the decline in direct premiums written.

Tax Expense

The effective tax rate 17.6% and 14.8% for the three months ended March 31, 2009 and 2008, respectively. The difference between the statutory rate of 35.0% and the effective tax rate primarily reflects tax-exempt income on municipal bond securities.

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the three months ended March 31, 2009 and 2008 (unaudited, in thousands):

	2009	2008
Revenue:
Reinsurance premiums assumed	$(79)	$2,332
Change in unearned premiums	978	1,168

Net premiums earned	$899	$3,500
Net investment income	258	384
Change in equity interest in limited partnerships	—	(61)
Net realized investment (losses) gains	(1,201)	120
Other revenue	113	303

Total revenue	$69	$4,246

Expenses:
Losses and LAE incurred	$617	$2,649
Acquisition and other underwriting expenses	270	1,049
Other expenses	136	147

Total expenses	$1,023	$3,845

(Loss) income before income taxes	(954)	401
Income tax expense	3	143

Net (loss) income	$(957)	$258

Net (Loss) Income

The decrease in net income primarily reflects the impact of other-than-temporary impairments of $1.5 million. Effective July 1, 2008, this segment was placed into run-off.

The run-off specialty reinsurance ratios were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	68.6%	75.7%
Expense ratio	45.2%	34.2%

Combined ratio	113.8%	109.9%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed reflects the termination of the quota-share reinsurance treaty effective July 1, 2008. Reinsurance premiums assumed, by line of business, were as follows for the three months ended March 31, 2009 and 2008 (unaudited, in thousands):

	2009	2008
EnviroGuard	$(35)	$1,547
EIA liability	(44)	779
Other	—	6

Total assumed premiums	$(79)	$2,332

Net Investment Income

The decrease in net investment income primarily reflects a decline in short-term interest rates. The average yield on the fixed income portfolio was 1.49% as of March 31, 2009, compared to 4.25% as of March 31, 2008. The decrease in the average yield reflects a higher concentration of assets in cash and cash equivalents as a result of the run-off of the segment.

Net Realized Investment (Losses) Gains

Net realized investment losses for the three months ended March 31, 2009 primarily reflect the aforementioned other-than-temporary impairments of $1.5 million. There were no impairments recognized during the same period in 2008.

Losses and LAE

The decrease in losses and LAE reflects the run-off of the segment.

Acquisition and Other Underwriting Expenses

The decrease in acquisition and other underwriting expenses reflects termination of the quota-share reinsurance treaty. The expenses for the three months ended March 31, 2009 primarily reflect the amortization of deferred acquisition costs as of December 31, 2008.

Tax Expense

The effective tax rate was 0.3% and 35.7% for the three months ended March 31, 2009 and 2008, respectively. The 2009 effective tax rate reflects the tax impact of purchase accounting adjustments related to the run-off specialty reinsurance segment for the three months ended March 31, 2009. The Company has not recognized any tax expense or benefit related to the operating results of the run-off specialty reinsurance segment during the first quarter of 2009 as a result of the net operating losses incurred by the segment in the fourth quarter of 2008.

CORPORATE/OTHER

The net loss in the corporate/other segment totaled $1.5 million for the three months ended March 31, 2009, compared to $990,000 for the same period in 2008. The increase in the net loss from 2008 to 2009 primarily reflects the impact of the aforementioned deferred tax asset valuation allowance of $678,000 and a reduction in net investment income, partially offset by a decrease in other expenses. The reduction in net investment income primarily reflects a lower cash balance and a decline in short-term interest rates. The decrease in other expenses primarily reflects a reduction in legal and compliance costs.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $385.5 million at March 31, 2009, compared to $377.3 million at December 31, 2008. The increase in consolidated assets primarily reflects an increase in premiums receivable. The increase in premiums receivable primarily reflects the Company’s renewal of workers’ compensation policies with effective dates at the beginning of January.

Consolidated liabilities totaled $244.4 million at March 31, 2009, compared to $239.2 million at December 31, 2008. The increase in consolidated liabilities primarily reflects an increase in unearned premiums and ceded reinsurance balances payable, both of which are higher in the first quarter as a result of the volume of workers’ compensation business that renews at the beginning of January. The increase in unearned premiums and ceded reinsurance payable was partially offset by a decrease in segregated portfolio cell dividend payable, which reflects the underwriting results and net realized investment losses in the segregated portfolio cell reinsurance segment.

Consolidated equity totaled $137.2 million at March 31, 2009, compared to $138.1 million at December 31, 2007. The decrease in consolidated equity primarily reflects the net loss for the three months ended March 31, 2009 and the decline in fair value of the Company’s investments.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal sources of funds are premiums, investment income, and proceeds from sales and maturities of investments. The Company’s primary use of funds is to pay claims and operating expenses and to purchase investments.

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

The Company has a $2.6 million line of credit available to provide additional liquidity if needed. In addition to the line of credit, the Company has obtained letters of credit totaling $44.9 million for the purpose of securing obligations to reinsurers, if necessary. As of March 31, 2009, there was approximately $6.6 million still available under the Company’s letter of credit facilities.

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

CASH FLOWS

Cash flows for the three months ended March 31, 2009 and 2008 were as follows (unaudited, in thousands):

	2009	2008
Cash flows provided by operating activities	$1,305	$7,979
Cash flows provided by investing activities	31,430	435
Cash flows used in financing activities	(980)	(12,806)

Net increase (decrease) in cash and cash equivalents	$31,755	$(4,392)

The increase in cash and cash equivalents primarily reflects the liquidation of investments to fund the $23 million capital contribution to Eastern Re, as well as the liquidation of the Company’s investment exposures to financial institutions. The decrease in net cash flows from operations from 2008 to 2009 primarily reflects the reduction in net premiums written and an increase in the loss and expense ratios. Cash flows from financing activities for the three months ended March 31, 2009 primarily reflect shareholder dividends and the semi-annual principal payment on the outstanding loan, while cash flows from financing activities for same period in 2008 primarily reflect shareholder dividends and the repurchase of the Company’s common stock.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2009, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolio. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities.

There have been no material changes in the Company’s market risk since December 31, 2008. Additional disclosures related to the Company’s market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009.

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

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represented the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan at that time. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. On March 24, 2008, the Company received approval from the Pennsylvania Insurance Department to repurchase up to $10 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. As of March 31, 2009, the Company has repurchased 2,091,757 shares, and has approximately $9.6 million authorized for future repurchases.

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2008. There were no purchases of our common stock during the three months ended March 31, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	113,757	$16.23	113,757	915,878
February 1-28, 2008	540,271	$16.50	540,271	375,607
March 1-31, 2008	156,193	$15.38	156,193	219,414

Total	810,221	$16.24	810,221

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

Exhibit No.	Title
21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: May 7, 2009	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: May 7, 2009	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer