Form 10-Q
period 2009-06-30
Eastern Insurance Holdings, Inc.
filed 2009-08-06
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2009,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of August 5, 2009
COMMON STOCK (No par Value)	9,691,257
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30 2009	December 31 2008
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $163,108; $180,102)	$167,111	$183,136
Convertible bonds, at estimated fair value (amortized cost, $14,914; $13,783)	14,708	12,346
Equity securities, at estimated fair value (cost, $19,015; $22,287)	19,015	17,162
Other long-term investments, at estimated fair value (cost, $10,140; $10,586)	9,333	9,519

Total investments	210,167	222,163

Cash and cash equivalents	68,539	52,875
Accrued investment income	1,616	2,058
Premiums receivable (net of allowance, $583; $581)	36,146	29,615
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	27,590	29,637
Deferred acquisition costs	6,936	5,760
Deferred income taxes, net	5,555	6,281
Federal income taxes recoverable	439	16
Intangible assets	8,313	9,179
Goodwill	10,752	10,752
Other assets	10,566	8,975

Total assets	$386,619	$377,311

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$155,349	$159,117
Unearned premium reserves	50,086	42,365
Advance premium	1,523	1,594
Accounts payable and accrued expenses	12,424	13,136
Ceded reinsurance balances payable	6,881	6,886
Benefit plan liabilities	499	497
Segregated portfolio cell dividend payable	13,947	13,140
Loan payable	1,963	2,439

Total liabilities	$242,672	$239,174

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,783,014 and 11,602,723, respectively; outstanding – 9,691,257 and 9,512,366, respectively	—	—
Unearned ESOP compensation	(5,235)	(5,606)
Additional paid in capital	112,350	111,772
Treasury stock, at cost (2,091,757 and 2,090,357 shares, respectively)	(32,666)	(32,655)
Retained earnings	68,376	66,492
Accumulated other comprehensive income (loss), net	1,122	(1,866)

Total shareholders’ equity	143,947	138,137

Total liabilities and shareholders’ equity	$386,619	$377,311

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Net premiums earned	$34,018	$33,242	$67,756	$66,245
Net investment income	1,727	2,430	3,672	4,995
Change in equity interest in limited partnerships	444	(357)	277	(308)
Net realized investment (losses) gains	(140)	598	(1,739)	305
Other revenue	124	139	363	355

Total revenue	36,173	36,052	70,329	71,592

EXPENSES
Losses and loss adjustment expenses incurred	21,297	20,698	43,884	40,413
Acquisition and other underwriting expenses	4,376	4,716	8,956	9,636
Other expenses	6,344	6,466	12,876	12,529
Amortization of intangibles	433	328	866	656
Policyholder dividend expense	(62)	(9)	123	(72)
Segregated portfolio dividend expense	87	1,639	(652)	2,573

Total expenses	32,475	33,838	66,053	65,735

Income before income taxes	3,698	2,214	4,276	5,857
Income tax expense	721	711	1,854	1,780

Net income	$2,977	$1,503	$2,422	$4,077

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period, net of tax of $1,537, $(1,201), $1,093 and $(1,480)	2,854	(2,230)	2,029	(2,748)
Amortization of unrecognized benefit plan amounts, net of tax of $2, $2, $3, and $4	4	4	8	8
Less: Reclassification adjustment for (losses) gains included in net income, net of tax of $(354), $217, $(752), and $302	(657)	404	(1,396)	560

Other comprehensive loss	3,515	(2,630)	3,433	(3,300)

Comprehensive (loss) income	$6,492	$(1,127)	$5,855	$777

Earnings per share (See Note 5):	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net income	$2,977	$1,503	$2,422	$4,077
Basic earnings per share	$0.32	$0.17	$0.27	$0.44
Diluted earnings per share	$0.32	$0.16	$0.26	$0.42

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2009

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2009

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, April 1, 2009	—	9,691,257	$—	$(5,422)	$111,959	$(32,666)	$65,311	$(1,948)	$137,234
Cumulative effect adjustment	—	—	—	—	—	—	685	(445)	240
ESOP shares released	—	—	—	187	(26)	—	—	—	161
Stock compensation expense	—	—	—	—	324	—	—	—	324
Excess tax benefit from vested restricted stock	—	—	—	—	93	—	—	—	93
Shareholder dividend	—	—	—	—	—	—	(597)	—	(597)
Net income	—	—	—	—	—	—	2,977	—	2,977
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,515	3,515

Balance, June 30, 2009	—	9,691,257	$—	$(5,235)	$112,350	$(32,666)	$68,376	$1,122	$143,947

Six Months Ended June 30, 2009

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2009	—	9,512,366	$—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137
Cumulative effect adjustment	—	—	—	—	—	—	685	(445)	240
ESOP shares released	—	—	—	371	(65)	—	—	—	306
Stock compensation expense	—	180,291	—	—	643	—	—	—	643
Repurchase of common stock	—	(1,400)	—	—	—	(11)	—	—	(11)
Shareholder dividend	—	—	—	—	—	—	(1,223)	—	(1,223)
Net income	—	—	—	—	—	—	2,422	—	2,422
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,433	3,433

Balance, June 30, 2009	—	9,691,257	$—	$(5,235)	$112,350	$(32,666)	$68,376	$1,122	$143,947

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

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

(Unaudited, in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$2,422	$4,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310	240
Amortization of bond premium/discount	77	290
Net realized investment losses (gains)	1,739	(305)
Change in equity interest in limited partnerships	(277)	309
Deferred tax expense (benefit)	150	(987)
Stock compensation	949	1,234
Intangible asset amortization	866	656
Changes in assets and liabilities:
Accrued investment income	442	327
Premiums receivable	(6,531)	(6,103)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	2,047	(390)
Deferred acquisition costs	(1,176)	(911)
Other assets	(1,658)	(1,281)
Reserves for unpaid losses and loss adjustment expenses	(3,768)	4,070
Unearned and advance premium	7,650	9,280
Ceded reinsurance balances payable	(5)	448
Accounts payable and accrued expenses	(687)	330
Segregated portfolio cell dividend payable	(979)	1,523
Benefit plan liabilities	11	(24)
Federal income taxes recoverable/payable	(423)	343

Net cash provided by operating activities	1,159	13,126

Cash flows from investing activities:
Purchase of fixed income securities	(51,023)	(25,108)
Purchase of equity securities	(3,863)	(8,982)
Purchase of other long-term investments	—	(1,000)
Proceeds from sale of fixed income securities	50,586	19,250
Proceeds from maturities/calls of fixed income securities	17,265	22,458
Proceeds from equity securities	3,054	3,579
Proceeds from other long-term investments	461	—
Principal payments received on mortgage loans	2	5
Purchase of equipment, net	(243)	(930)

Net cash provided by investing activities	16,239	9,272

Cash flows from financing activities:
Repurchase of common stock	(11)	(16,072)
Repayment of loan principal	(500)	—
Repayment of junior subordinated debentures	—	(8,007)
Shareholder dividend	(1,223)	(1,396)
Excess tax benefit from vested restricted stock	—	32

Net cash used in financing activities	(1,734)	(25,443)

Net increase (decrease) in cash and cash equivalents	15,664	(3,045)
Cash and cash equivalents, beginning of period	52,875	45,940

Cash and cash equivalents, end of period	$68,539	$42,895

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

The Company currently operates in five segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance and corporate/other. The specialty reinsurance segment was placed into run-off effective July 1, 2008. See Note 12 for a description of each segment.

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

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. The Company monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. A fixed income security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). For those fixed income securities for which an other-than-temporary impairment has occurred, the Company adjusts the amortized cost basis of the security and records a realized loss in the consolidated statements of operations. Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

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

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of June 30, 2009 and December 31, 2008 totaled $1,800.

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

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of approximately 3.0%. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $4,200 and $4,145 as of June 30, 2009 and December 31, 2008, respectively.

A liability is established for the estimated unpaid losses and LAE of the Company’s group benefits insurance segment as follows:

•

The liability for reported but unpaid long-term disability claims is calculated using the 1987 Commissioners Group Disability Table. The long-term disability reserves are discounted based on the expected rate of return of ELH’s fixed income portfolio in the year that the claim was incurred. The discount rate for claims incurred in 2009 and 2008 is 4.00% and 3.85%, respectively. The liability for IBNR claims is estimated on a policy-by-policy basis, taking into consideration average monthly premium, policy elimination periods, and an expected loss ratio.

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

Management believes that its reserves for unpaid losses and LAE is adequate as of June 30, 2009. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of June 30, 2009, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $2,214 and $1,919 for the three months ended June 30, 2009 and 2008, respectively, and $4,290 and $3,714 for the six months ended June 30, 2009 and 2008, respectively.

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

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during the three months ended June 30, 2009 and 2008.

The Company’s federal income tax returns for tax years subsequent to December 31, 2004 are subject to examination by the Internal Revenue Service.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of June 30, 2009 and December 31, 2008, the Company accrued dividends payable of $1,182 and $1,311, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. As of June 30, 2009 and December 31, 2008, the Company accrued $1,661 and $1,052 related to the Security Fund assessment.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three and six months ended June 30, 2009 and 2008 were as follows (unaudited, in thousands, except share data):

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2009	2008	2009	2008
Suspense shares	560,625	635,375	560,625	635,375
Allocated shares	186,875	112,125	186,875	112,125
Shares committed to be released	18,636	18,841	37,068	37,477
Average price per share	$8.59	$15.07	$8.25	$15.32
Stock compensation expense	$161	$284	$306	$574

As of June 30, 2009 and 2008, the estimated fair value of unearned ESOP shares were $4,319 and $9,160, respectively.

Recent Accounting Pronouncements

FAS 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. FAS 168 is effective for financial statements issued for periods ending after September 15, 2009. We do not expect the adoption of FAS 168 to have a material impact, if any, on our consolidated financial condition and results of operations.

FAS 167

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities. FAS 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of FAS 167 to have a material impact, if any, on our consolidated financial condition and results of operations.

FAS 166

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“FAS 166”). FAS 166 requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. FAS 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of FAS 166 to have any impact on our disclosures since we do not engage in transfers of financial assets.

FAS 165

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 is applicable to the accounting for and disclosure of subsequent events not addressed in other authoritative literature. FAS 165 defines subsequent events as either “recognized” or “nonrecognized” and is consistent with existing guidance related to the reporting of subsequent events. Recognized subsequent events are those events that provide additional evidence about conditions that existed at the balance sheet date and must be recognized in an entity’s financial statements. Nonrecognized events are those events that provide evidence about conditions that did not exist at the balance sheet date but arose before the financial statements are issued or are available to be issued. Nonrecognized events may require disclosure in an entity’s financial statements to prevent the financial statements from being misleading. Entities are required to disclose the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. Publicly traded entities must evaluate subsequent events through the financial statement issuance date. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the accounting and disclosure requirements of FAS 165 effective June 30, 2009, which are included in Note 15.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recorded as a net realized investment loss in the statements of operations, and the amount of the other-than-temporary impairment related to other factors is recorded as an other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 115-2/124-2 effective April 1, 2009, which resulted in the Company recording a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income (loss), net, as of April 1, 2009, by $685 and $445, respectively, resulting in an increase to shareholders’ equity of $240. The increase in shareholders’ equity reflects the reversal of a prior period deferred tax valuation allowance, of which $240 was applied to the retained earnings cumulative effect adjustment.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 effective June 30, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the interim period disclosure requirements of FSP FAS 107-1/APB 28-1 effective June 30, 2009, which are included in Notes 8 and 9.

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

4. Intangible Assets

As of June 30, 2009 and December 31, 2008, intangible assets consisted of the following (unaudited, in thousands):

	June 30, 2009		December 31, 2008
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$3,564	$1,002	$3,564	$715
Renewal rights (15 year amortization period)	8,238	4,062	8,238	3,483

	$11,802	$5,064	$11,802	$4,198

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,575	—

Total intangible assets	$13,377	$5,064	$13,377	$4,198

Amortization expense totaled $433 and $328 for the three months ended June 30, 2009 and 2008, respectively, and $866 and $656 for the six months ended June 30, 2009 and 2008, respectively.

5. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended June 30, 2009 and 2008, there were 864,198 and 834,575 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, there were 864,198 and 827,198 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the three and six months ended June 30, 2008, dilutive potential common shares outstanding included 306,099 stock warrants and 42,364 and 49,741 restricted stock awards, respectively.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Our nonvested stock (time-vested restricted stock rights, market-based restricted stock rights and restricted stock units) are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, we are required to retrospectively adjust earnings per share data to conform to the provisions in this FSP. Accordingly, the Company adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. FSP EITF 03-6-1 had no impact on our earnings per common share for the three and six months ended June 30, 2009 or 2008.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and six months ended June 30, 2009 and 2008 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income for basic and diluted earnings per share	$2,977	$1,503	$2,422	$4,077

Less: Dividends declared – common and unvested restricted share units	(597)	(672)	(1,223)	(1,396)

Undistributed earnings	2,380	831	1,199	2,681

Percent allocated to common shareholders	98.3%	97.8%	98.3%	97.8%

	2,340	812	1,179	2,623

Add: Dividends declared – common stock	587	657	1,202	1,366

	2,927	1,469	2,381	3,989

Denominator for basic earnings per share	9,008,967	8,854,976	8,931,101	9,140,295

Effect of dilutive securities	—	348,463	115,637	355,840

Denominator for diluted earnings per common share	9,008,967	9,203,439	9,046,738	9,496,135

Basic earnings per share	$0.32	$0.17	$0.27	$0.44
Diluted earnings per share	$0.32	$0.16	$0.26	$0.42
Cash dividends per share	$0.07	$0.05	$0.14	$0.10

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

7. Share Repurchase

The Company recognized the repurchase of 252,699 shares, at a cost of $3,958, for the three months ended June 30, 2008. There were no share repurchases during the three months ended June 30, 2009. The Company recognized the repurchase of 1,400 and 991,912 shares, at a cost of $11 and $16,072, for the six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009, the Company has no non-financial assets or non-financial liabilities that are measured at fair value on a recurring or non-recurring basis.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of June 30, 2009:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of June 30, 2009, excluding the segregated portfolio cell segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	6/30/09	Level 1	Level 2	Level 3
Fixed income securities – available for sale	$143,433	$11,216	$132,217	$—
Convertible bonds	14,708	—	14,708	—
Equity securities – available for sale	14,659	14,659	—	—

Total	$172,800	$25,875	$146,925	$—

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

As of June 30, 2009 (unaudited) and December 31, 2008, the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	6/30/09	12/31/08
Multi-strategy fund of funds	$4,495	$4,421
Natural resources	2,234	2,130
Structured finance opportunity fund	2,045	1,958
Municipal bond arbitrage	—	466
Open-ended investment fund	491	470
Real estate	62	66

Total	$9,327	$9,511

The activity in the Company’s limited partnership investments for the three and six months ended June 30, 2009 and 2008 was as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$8,973	$12,349	$9,511	$11,300
Contributions	—	—	—	1,000
Withdrawals	(90)	—	(461)	—
Unrealized change in interest	444	(358)	277	(309)

Balance, end of period	$9,327	$11,991	$9,327	$11,991

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

9. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of June 30, 2009 and December 31, 2008 (unaudited, in thousands):

June 30, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$32,283	$1,080	$(2)	$33,361
States, municipalities, and political subdivisions	41,057	1,826	(47)	42,836
Corporate securities	46,556	1,839	(77)	48,318
Mortgage-backed securities	13,932	667	(17)	14,582
Collateralized mortgage obligations	22,238	300	(1,059)	21,479
Other structured securities	7,042	206	(713)	6,535

Total fixed income securities	163,108	5,918	(1,915)	167,111
Equity securities	19,015	1,276	(1,276)	19,015

Total fixed income and equity securities	$182,123	$7,194	$(3,191)	$186,126

December 31, 2008	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$26,463	$2,170	$(3)	$28,630
States, municipalities, and political subdivisions	45,109	1,611	(183)	46,537
Corporate securities	60,480	991	(854)	60,617
Mortgage-backed securities	16,349	1,265	—	17,614
Collateralized mortgage obligations	20,195	336	(1,503)	19,028
Other structured securities	11,506	7	(803)	10,710

Total fixed income securities	180,102	6,380	(3,346)	183,136
Equity securities	22,287	50	(5,175)	17,162

Total fixed income and equity securities	$202,389	$6,430	$(8,521)	$200,298

Other structured securities primarily include commercial mortgage-backed securities and other asset-backed securities.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of June 30, 2009 (unaudited, in thousands) and December 31, 2008 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$550	$(2)	$—	$—	$550	$(2)
States, municipalities, and political subdivisions	1,664	(24)	1,154	(23)	2,818	(47)
Corporate securities	513	(38)	893	(25)	1,406	(63)
Mortgage-backed securities	3,328	(17)	—	—	3,328	(17)
Collateralized mortgage obligations	2,287	(138)	5,390	(921)	7,677	(1,059)
Other structured securities	1,054	(81)	3,383	(632)	4,437	(713)

Total fixed income securities	9,396	(300)	10,820	(1,601)	20,216	(1,901)
Equity securities	3,553	(1,152)	—	—	3,553	(1,152)

Total fixed income and equity securities	$12,949	$(1,452)	$10,820	$(1,601)	$23,769	$(3,053)

	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$200	$(3)	$—	$—	$200	$(3)
States, municipalities, and political subdivisions	6,631	(169)	246	(14)	6,877	(183)
Corporate securities	15,506	(552)	1,398	(67)	16,904	(619)
Collateralized mortgage obligations	6,853	(756)	2,279	(747)	9,132	(1,503)
Other structured securities	6,817	(232)	2,747	(571)	9,564	(803)

Total fixed income securities	36,007	(1,712)	6,670	(1,399)	42,677	(3,111)
Equity securities	9,047	(4,184)	—	—	9,047	(4,184)

Total fixed income and equity securities	$45,054	$(5,896)	$6,670	$(1,399)	$51,724	$(7,295)

As of June 30, 2009, the Company held 52 fixed income securities with gross unrealized losses totaling $1,901. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of collateralized mortgage obligations and other structured securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of June 30, 2009.

As of June 30, 2009, the Company held 4 equity securities with gross unrealized losses totaling $1,152. All of the equity securities have been in an unrealized loss position for less than twelve months and management has determined, based on an evaluation of these securities, that the decline in value is temporary as of June 30, 2009.

The Company recognized other-than-temporary impairments of $1,559 and $3,928 for the three and six months ended June 30, 2009, respectively. There were no impairments recognized during the three and six months ended June 30, 2008. The impairments primarily relate to equity securities that had been in an unrealized loss position for 12 months or more.

10. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$151,712	$128,640	$155,314	$125,249
Reinsurance recoverables on unpaid losses and LAE	24,386	24,960	25,636	23,429

Net balance, beginning of period	127,326	103,680	129,678	101,820

Incurred related to:
Current year	22,338	20,637	45,972	42,463
Prior year	(781)	267	(1,658)	(1,495)

Total incurred before purchase accounting adjustments	21,557	20,904	44,314	40,968
Purchase accounting adjustments	(159)	(155)	(317)	(310)

Total incurred	21,398	20,749	43,997	40,658

Paid related to:
Current year	10,776	10,397	16,625	14,941
Prior year	10,672	8,693	29,774	22,198

Total paid	21,448	19,090	46,399	37,139

Net balance, end of period	127,276	105,339	127,276	105,339
Reinsurance recoverables on unpaid losses and LAE	24,343	24,260	24,343	24,260

Balance, end of period	$151,619	$129,599	$151,619	$129,599

Total reserves for unpaid for losses and loss adjustment expenses	$155,349	$133,858	$155,349	$133,858
Less: Term life premium waiver reserves	3,701	4,210	3,701	4,210
Less: Other	29	49	29	49

Balance, end of period	$151,619	$129,599	$151,619	$129,599

Incurred losses by segment were as follows for the three and six months ended June 30, 2009 and 2008, respectively (unaudited, in thousands):

Three Months Ended June 30, 2009

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$12,190	$4,484	$6,192	$156	$23,022
Current period discount	(503)	(181)	—	—	(684)
Prior year, gross of discount	(750)	(573)	(127)	—	(1,450)
Accretion of prior period discount	513	156	—	—	669

Total incurred before purchase accounting adjustments	11,450	3,886	6,065	156	21,557
Purchase accounting adjustments	(149)	(14)	—	4	(159)

Total incurred	$11,301	$3,872	$6,065	$160	$21,398

Three Months Ended June 30, 2008

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$8,921	$4,310	$6,126	$1,865	$21,222
Current period discount	(368)	(217)	—	—	(585)
Prior year, gross of discount	(1,000)	(2,006)	241	2,470	(295)
Accretion of prior period discount	364	198	—	—	562

Total incurred before purchase accounting adjustments	7,917	2,285	6,367	4,335	20,904
Purchase accounting adjustments	(137)	(26)	—	8	(155)

Total incurred	$7,780	$2,259	$6,367	$4,343	$20,749

Six Months Ended June 30, 2009

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$24,040	$8,934	$13,536	$768	$47,278
Current period discount	(955)	(351)	—	—	(1,306)
Prior year, gross of discount	(1,299)	(779)	(807)	—	(2,885)
Accretion of prior period discount	919	308	—	—	1,227

Total incurred before purchase accounting adjustments	22,705	8,112	12,729	768	44,314
Purchase accounting adjustments	(298)	(27)	—	8	(317)

Total incurred	$22,407	$8,085	$12,729	$776	$43,997

Six Months Ended June 30, 2008

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$18,009	$8,039	$13,610	$3,853	$43,511
Current period discount	(696)	(352)	—	—	(1,048)
Prior year, gross of discount	(2,500)	(2,621)	(616)	3,123	(2,614)
Accretion of prior period discount	759	360	—	—	1,119

Total incurred before purchase accounting adjustments	15,572	5,426	12,994	6,976	40,968
Purchase accounting adjustments	(274)	(52)	—	16	(310)

Total incurred	$15,298	$5,374	$12,994	$6,992	$40,658

The Company’s results of operations include favorable development on prior year reserves of $1,450 and $2,885 for the three and six months ended June 30, 2009, respectively, compared to favorable development of $295 and $2,614 for the three and six months ended June 30, 2008. The favorable development in the workers’ compensation insurance and segregated portfolio cell reinsurance segments for the three and six months ended June 30, 2009 and 2008 primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. The favorable development in the group benefits insurance segment for the three months and six ended June 30, 2009 and 2008 primarily reflects more favorable claims experience than anticipated at the time the reserves were established in the dental and short-term disability lines of business and the termination of prior year long-term disability claims. The unfavorable development in the run-off specialty reinsurance segment for the three and six months ended June 30, 2008 primarily reflects an increase in reported claims from the ceding company.

11. Income Taxes

As a result of the continued decline in the fixed income and equity security markets during the first quarter of 2009, management performed an assessment and concluded that the Company may be unable to generate sufficient future capital gains to offset capital losses in the foreseeable future, which is generally considered to be twelve months from the balance sheet date. Accordingly, management recorded a valuation allowance as of March 31, 2009 against its net deferred tax asset related to realized and unrealized capital losses of $904, of which $678 was reported as an increase to income tax expense and $226 was reported as a reduction to the accumulated other comprehensive loss, net of tax. During the second quarter of 2009, valuations in the fixed income and equity markets improved, resulting in an increase in the fair value of the Company’s investment portfolio. As a result, management determined that the deferred tax valuation allowance was not necessary as of June 30, 2009. The reversal of the valuation allowance was first applied to the FSP FAS 115-2/124-2 cumulative effect adjustment, which increased retained earnings by $240. The remainder of the reversal decreased income tax expense by $438 and increased accumulated other comprehensive income (loss), net, by $226.

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

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling $803 and $1,273 for the three months ended June 30, 2009 and 2008, respectively, and $2,324 and $3,799 for the six months ended June 30, 2009 and 2008, respectively.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, and term life insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. Net premiums earned, by product, for the three and six months ended June 30, 2009 and 2008 were as follows (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Dental	$5,609	$5,685	$11,107	$11,333
Short-term disability	1,532	1,625	3,092	3,307
Long-term disability	449	378	826	820
Term life	1,322	1,454	2,774	2,914
Vision	15	—	19	—

Total	$8,927	$9,142	$17,818	$18,374

Run-Off Specialty Reinsurance

The specialty reinsurance segment was placed into run-off effective July 1, 2008. Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provided coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program, for the three and six months ended June 30, 2009 and 2008 were as follows (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
EnviroGuard	$230	$2,303	$860	$4,865
EIA	(6)	833	263	1,765
Other	—	—	—	6
Purchase accounting	—	—	—	—

Total	$224	$3,136	$1,123	$6,636

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

The following table represents the segment results for the three months ended June 30, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$18,907	$5,960	$8,927	$224	$—	$34,018
Net investment income	817	195	415	169	131	1,727
Change in equity interest in limited partnerships	274	—	131	39	—	444
Net realized investment (losses) gains	(806)	69	830	(241)	8	(140)
Other revenue	(99)	—	—	114	109	124

Total revenue	19,093	6,224	10,303	305	248	36,173

Expenses:
Losses and LAE incurred	11,299	3,872	5,966	160	—	21,297
Acquisition and other underwriting expenses	1,484	1,825	1,352	67	(352)	4,376
Other expenses	3,340	69	1,522	78	1,335	6,344
Amortization of intangibles	—	—	—	—	433	433
Policyholder dividend expense	(62)	—	—	—	—	(62)
Segregated portfolio dividend expense	—	458	—	—	(371)	87

Total expenses	16,061	6,224	8,840	305	1,045	32,475

Income (loss) before income taxes	3,032	—	1,463	—	(797)	3,698
Income tax expense (benefit)	930	—	486	(6)	(689)	721

Net income (loss)	$2,102	$—	$977	$6	$(108)	$2,977

Total assets	$233,591	$56,956	$65,034	$58,887	$(27,849)	$386,619

The following table represents the segment results for the three months ended June 30, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$15,372	$5,592	$9,142	$3,136	$—	$33,242
Net investment income	944	271	694	313	208	2,430
Change in equity interest in limited partnerships	(480)	—	73	50	—	(357)
Net realized investment gains	6	213	22	176	181	598
Other revenue	—	—	—	112	27	139

Total revenue	15,842	6,076	9,931	3,787	416	36,052

Expenses:
Losses and LAE incurred	7,780	2,256	6,319	4,343	—	20,698
Acquisition and other underwriting expenses	1,023	1,725	1,370	940	(342)	4,716
Other expenses	2,606	38	1,307	179	2,336	6,466
Amortization of intangibles	—	—	—	—	328	328
Policyholder dividend expense	(9)	—	—	—	—	(9)
Segregated portfolio dividend expense	—	2,057	—	—	(418)	1,639

Total expenses	11,400	6,076	8,996	5,462	1,904	33,838

Income (loss) before income taxes	4,442	—	935	(1,675)	(1,488)	2,214
Income tax expense (benefit)	1,490	—	259	(589)	(449)	711

Net income (loss)	$2,952	$—	$676	$(1,086)	$(1,039)	$1,503

Total assets	$206,342	$55,295	$95,112	$49,820	$(29,535)	$377,034

The following table represents the segment results for the six months ended June 30, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$36,813	$12,002	$17,818	$1,123	$—	$67,756
Net investment income	1,775	377	874	427	219	3,672
Change in equity interest in limited partnerships	180	—	58	39	—	277
Net realized investment (losses) gains	(816)	(1,026)	1,292	(1,442)	253	(1,739)
Other revenue	—	—	—	227	136	363

Total revenue	37,952	11,353	20,042	374	608	70,329

Expenses:
Losses and LAE incurred	22,408	8,085	12,614	777	—	43,884
Acquisition and other underwriting expenses	2,956	3,658	2,716	337	(711)	8,956
Other expenses	6,904	39	3,044	214	2,675	12,876
Amortization of intangibles	—	—	—	—	866	866
Policyholder dividend expense	123	—	—	—	—	123
Segregated portfolio dividend expense	—	(429)	—	—	(223)	(652)

Total expenses	32,391	11,353	18,374	1,328	2,607	66,053

Income (loss) before income taxes	5,561	—	1,668	(954)	(1,999)	4,276
Income tax expense (benefit)	1,695	—	522	(3)	(360)	1,854

Net income (loss)	$3,866	$—	$1,146	$(951)	$(1,639)	$2,422

Total assets	$233,591	$56,956	$65,034	$58,887	$(27,849)	$386,619

The following table represents the segment results for the six months ended June 30, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$30,139	$11,096	$18,374	$6,636	$—	$66,245
Net investment income	1,931	564	1,368	697	435	4,995
Change in equity interest in limited partnerships	(555)	—	258	(11)	—	(308)
Net realized investment (losses) gains	(105)	261	(329)	296	182	305
Other revenue	—	—	—	415	(60)	355

Total revenue	31,410	11,921	19,671	8,033	557	71,592

Expenses:
Losses and LAE incurred	15,298	5,371	12,752	6,992	—	40,413
Acquisition and other underwriting expenses	2,224	3,434	2,859	1,989	(870)	9,636
Other expenses	5,185	51	2,759	326	4,208	12,529
Amortization of intangibles	—	—	—	—	656	656
Policyholder dividend expense	(72)	—	—	—	—	(72)
Segregated portfolio dividend expense	—	3,065	—	—	(492)	2,573

Total expenses	22,635	11,921	18,370	9,307	3,502	65,735

Income (loss) before income taxes	8,775	—	1,301	(1,274)	(2,945)	5,857
Income tax expense (benefit)	2,829	—	313	(446)	(916)	1,780

Net income (loss)	$5,946	$—	$988	$(828)	$(2,029)	$4,077

Total assets	$206,342	$55,295	$95,112	$49,820	$(29,535)	$377,034

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

15. Subsequent Events

Management performed an evaluation of subsequent events through August 6, 2009, the date the Company’s consolidated financial statements were issued, and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of June 30, 2009.

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

Overview

The Company reported net income of $3.0 million $1.5 million for the three months ended June 30, 2009 and 2008, respectively. The increase in net income for the three months ended June 30, 2009, compared to the same period in 2008, primarily reflects an increase in the equity income in limited partnerships and a decrease in the expense ratio, partially offset by net realized investment losses. The decrease in the expense ratio primarily reflects a reduction in corporate expenses. Net realized losses for the three months ended June 30, 2009 include other-than-temporary investment impairments of $1.6 million, compared to no impairments for the same period in 2008.

The workers’ compensation insurance segment reported net income of $2.1 million and $3.0 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in net income primarily reflects the impact of other-than-temporary investment impairments recorded in 2009 and an increase in the combined ratio, partially offset by an increase in the equity income in limited partnerships. The increase in the combined ratio primarily reflects an increase in the loss ratio due to the estimated impact of the current economic environment and an increase in the expense ratio, primarily related to expenses associated with the Company’s Midwest and Southeast regional offices.

The segregated portfolio cell reinsurance segment’s loss ratio increased from 2008 to 2009, primarily related to the estimated impact of the current economic environment. The reduction in the segregated portfolio dividend expense reflects the higher loss ratio and the impact of other-than-temporary investment impairments recognized in 2009.

The group benefits insurance segment reported net income of $977,000 and $676,000 for the three months ended June 30, 2009 and 2008, respectively. The increase in net income primarily reflects an increase in net realized investment gains, partially offset by an increase in the expense ratio and a decrease in net investment income. The increase in net realized investment gains primarily reflects the increase in fair value of the segment’s convertible bond portfolio. The increase in the expense ratio primarily reflects higher salary costs and consulting expenses related to an upgrade of the segment’s policyholder administration system. The decrease in net investment income primarily reflects a lower invested asset base.

The run-off specialty reinsurance operations for the three months ended June 30, 2009 primarily reflect the run-off of the quota-share reinsurance treaties and the impact of other-than-temporary investment impairments of $235,000.

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

The Company’s expenses consist primarily of losses and LAE, acquisition and other underwriting expenses, policyholder dividends, other expenses, and income taxes:

Losses and LAE. Losses and LAE represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates from prior periods, and (3) costs associated with investigating, defending and adjusting claims.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of June 30, 2009, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of June 30, 2009 and December 31, 2008, the Company’s reserves for unpaid losses and LAE were reduced by $4,200 and $4,145, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance segments as of June 30, 2009 (unaudited) and December 31, 2008 are summarized below (in thousands):

June 30, 2009	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$34,324	$11,548	$9,926	$15,209	$71,007
Case incurred development, IBNR, and unallocated LAE reserves	26,333	11,786	3,750	21,480	63,349
Amount of discount	(3,033)	(1,167)	—	—	(4,200)

Net reserves	57,624	22,167	13,676	36,689	130,156

June 30, 2009	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Reinsurance recoverables on unpaid losses and LAE	5,117	2,909	16,447	—	24,473
Purchase accounting adjustments	688	55	—	(23)	720

Reserves for unpaid losses and LAE	$63,429	$25,131	$30,123	$36,666	$155,349

December 31, 2008	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$34,897	$11,808	$10,690	$15,632	$73,027
Case incurred development, IBNR, and unallocated LAE reserves	23,320	11,210	3,956	24,938	63,424
Amount of discount	(2,994)	(1,151)	—	—	(4,145)

Net reserves	55,223	21,867	14,646	40,570	132,306
Reinsurance recoverables on unpaid losses and LAE	4,932	2,903	17,939	—	25,774
Purchase accounting adjustments	986	82	—	(31)	1,037

Reserves for unpaid losses and LAE	$61,141	$24,852	$32,585	$40,539	$159,117

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three and six months ended June 30, 2009, the Company recognized other-than-temporary impairments of $1.6 million and $3.9 million, respectively, compared to no impairments for the same period in 2008. As of June 30, 2009, the Company held securities with gross unrealized losses of $3.1 million, excluding those securities in the segregated portfolio cell reinsurance segment, of which $1.6 million were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying investments, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equity securities. An equity security is considered to be other-than-temporarily impaired when one of the following conditions exist: 1) an equity security’s market value is less than 80% of its cost for a continuous period of six months, 2) an equity’s security’s market value is less than 50% of its cost, regardless of the amount of time the security’s market value has been below cost, and 3) an equity security’s market value has been less than cost for a continuous period of 12 months, regardless of the magnitude of the decline in market value. Equity securities that are in an unrealized loss position, but do not meet the above quantitative thresholds, are evaluated to determine if the decline in market value is other than temporary.

For the three and six months ended June 30, 2009, the Company recognized other-than-temporary impairments of $1.6 million and $3.8 million related to its equity security portfolio, respectively.

Fixed income securities. A fixed income security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). A fixed income security is reviewed for collectibility if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80% of amortized cost due to deterioration in credit quality.

For the three and six months ended June 30, 2009, the Company recognized other-than-temporary impairments of $159,000 related to its fixed income security portfolio.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in other long-term investments in the consolidated statement of operations. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three and six months ended June 30, 2009 or 2008.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of June 30, 2009 to its workers’ compensation insurance segment. The goodwill impairment test, performed as of December 31 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

As of June 30, 2009, management evaluated the workers’ compensation insurance segment’s operating results for the three and six months ended June 30, 2009 and the Company’s current stock price to determine if events or circumstances had changed that would require an update to its impairment analysis performed as of December 31, 2008. Based on management’s analysis, there were no changes in events or circumstances, therefore, an updated impairment analysis was not necessary.

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of June 30, 2009 (unaudited) and December 31, 2008, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	June 30, 2009	December 31, 2008
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$3,238	$2,617
Unearned premium reserves	$36,410	$30,941

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$3,698	$2,849
Unearned premium reserves	$13,596	$10,367

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$80	$79

Run-off specialty reinsurance segment:
Deferred policy acquisition costs	$—	$294
Unearned premium reserves	$—	$978

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of March 31, 2009, management recorded a valuation allowance of $904,000 as a result of the Company’s recognition of additional realized and unrealized capital losses related to its investment portfolio. Management performed an assessment of the recoverability of its net deferred tax asset related to capital losses as of March 31, 2009 and concluded that the Company may be unable to generate sufficient future capital gains to offset capital losses in the foreseeable future, which is generally considered to be twelve months from the balance sheet date. Under United States federal income tax rules and regulations, capital losses can only be utilized to offset taxable income generated by capital gains. Capital losses can be carried back to offset capital gains reported in the three prior tax periods and can be carried forward for five tax periods. During the second quarter of 2009, valuations in the fixed income and equity markets improved, resulting in an increase in the fair value of the Company’s investment portfolio. As a result, management determined that the deferred tax valuation allowance was not necessary as of June 30, 2009. The reversal of the valuation allowance was first applied to the FSP FAS 115-2/124-2 cumulative effect adjustment, which increased retained earnings by $240. The remainder of the reversal decreased income tax expense by $438 and increased accumulated other comprehensive income (loss), net, by $226.

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

Recent Accounting Pronouncements

FAS 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. FAS 168 is effective for financial statements issued for periods ending after September 15, 2009. We do not expect the adoption of FAS 168 to have a material impact, if any, on our consolidated financial condition and results of operations.

FAS 167

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities. FAS 167 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of FAS 167 to have a material impact, if any, on our consolidated financial condition and results of operations.

FAS 166

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“FAS 166”). FAS 166 requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets. FAS 166 is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of FAS 166 to have any impact on our disclosures since we do not engage in transfers of financial assets.

FAS 165

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 is applicable to the accounting for and disclosure of subsequent events not addressed in other authoritative literature. FAS 165 defines subsequent events as either “recognized” or “nonrecognized” and is consistent with existing guidance related to the reporting of subsequent events. Recognized subsequent events are those events that provide additional evidence about conditions that existed at the balance sheet date and must be recognized in an entity’s financial statements. Nonrecognized events are those events that provide evidence about conditions that did not exist at the balance sheet date but arose before the financial statements are issued or are available to be issued. Nonrecognized events may require disclosure in an entity’s financial statements to prevent the financial statements from being misleading. Entities are required to disclose the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. Publicly traded entities must evaluate subsequent events through the financial statement issuance date. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the accounting and disclosure requirements of FAS 165 effective June 30, 2009, which are included in Note 15.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recorded as a net realized investment loss in the statements of operations, and the amount of the other-than-temporary impairment related to other factors is recorded as an other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15,

2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 115-2/124-2 effective April 1, 2009, which resulted in the Company recording a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income (loss), net, as of April 1, 2009, by $685 and $445, respectively, resulting in an increase to shareholders’ equity of $240. The increase in shareholders’ equity reflects the reversal of a prior period deferred tax valuation allowance, of which $240 was applied to the retained earnings cumulative effect adjustment.

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 effective June 30, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1/APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the interim period disclosure requirements of FSP FAS 107-1/APB 28-1 effective June 30, 2009, which are included in Notes 8 and 9.

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net premiums written	$32,316	$31,617	$75,234	$75,437

Net premiums earned	$34,018	$33,242	$67,756	$66,245
Net investment income	1,727	2,430	3,672	4,995
Change in equity interest in limited partnerships	444	(357)	277	(308)
Net realized investment gains	(140)	598	(1,739)	305
Other revenue	124	139	363	355

Consolidated revenue	$36,173	$36,052	$70,329	$71,592

Consolidated revenue for the three and six months ended June 30, 2009, compared to the same periods in 2008, reflects the acquisition of ESHC and the run-off of the specialty reinsurance operations. The increase in net premiums earned reflects premiums from the Company’s Midwest region, offset by the reduction of premium in the run-off specialty reinsurance operations. Net investment income reflects a lower invested asset base, as well as lower short-term interest rates. Consolidated revenue was also positively impacted by an increase in the fair value of the Company’s limited partnership investments, which was partially offset by other-than-temporary investment impairments.

The components of consolidated net (loss) income, by segment, for the three and six months ended June 30, 2009 and 2008 were as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Workers’ compensation insurance	$2,102	$2,952	$3,866	$5,946
Segregated portfolio cell reinsurance	—	—	—	—
Group benefits insurance	977	676	1,146	988
Specialty reinsurance	6	(1,086)	(951)	(828)
Corporate/other	(108)	(1,039)	(1,639)	(2,029)

Consolidated net income	$2,977	$1,503	$2,422	$4,077

Consolidated net income for the three months ended June 30, 2009, compared to the same period in 2008, primarily reflects a decrease in the combined ratio from 96.9% in 2008 to 95.4% in 2009, the aforementioned increase in the fair value of the Company’s limited partnerships, and the reversal of a deferred tax valuation allowance totaling $678,000 that was recorded in the first quarter of 2009. These increases were partially offset by a decrease in net investment income and the impact of other-than-temporary investment impairments. Consolidated net income for the six months ended June 30, 2009, compared to the same period in 2008, primarily reflects the impact of other-than-temporary investment impairments, a decrease in net investment income and an increase in the combined ratio, partially offset by an increase in net premiums earned.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Direct premiums written	$24,884	$22,513	$61,044	$56,651
Reinsurance premiums assumed	359	220	634	407
Ceded premiums written	(7,134)	(7,417)	(19,644)	(20,621)

Net premiums written	18,109	15,316	42,034	36,437
Change in unearned premiums	798	56	(5,221)	(6,298)

Net premiums earned	18,907	15,372	36,813	30,139
Net investment income	817	944	1,775	1,931
Change in equity interest in limited partnerships	274	(480)	180	(555)
Net realized investment (losses) gains	(806)	6	(816)	(105)
Other income	(99)	—	—	—

Total revenue	19,093	15,842	37,952	31,410

Expenses:
Losses and LAE incurred	11,299	7,780	22,408	15,298
Acquisition and other underwriting expenses	1,484	1,023	2,956	2,224
Other expenses	3,340	2,606	6,904	5,185
Policyholder dividend expense	(62)	(9)	123	(72)

Total expenses	16,061	11,400	32,391	22,635

Income before income taxes	3,032	4,442	5,561	8,775
Income tax expense	930	1,490	1,695	2,829

Net income	$2,102	$2,952	$3,866	$5,946

Net Income

The decrease in net income primarily reflects an increase in the loss and expense ratios and net realized investment losses incurred in 2009. The increase in the loss ratio from 2008 to 2009 reflects an increase in the accident period loss ratio and a reduction in favorable development on prior year reserves.

The workers’ compensation insurance ratios were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss and LAE ratio	59.8%	50.6%	60.9%	50.8%
Expense ratio	25.4%	23.6%	26.8%	24.6%
Policyholders’ dividend ratio	(0.3)%	0.0%	0.3%	(0.3)%

Combined ratio	84.9%	74.2%	88.0%	75.1%

Premiums

The increase in direct premiums written primarily reflects the acquisition of ESHC and new business production of $13.1 million, partially offset by a decline in the renewal retention rate and renewal rate decreases of 3.3%. Direct premiums written for traditional business and alternative markets were $19.1 million and $5.8 million, respectively, for the three months ended June 30, 2009 and $44.2 million and $16.8 million, respectively, for the six months ended June 30, 2009. The renewal retention rate declined from 88.8% in 2008 to 85.6% in 2009, primarily reflecting the competitive market and the loss of a large account in the Midwest region.

Net Investment Income

The decrease in net investment income primarily reflects a lower invested asset base and a decline in short-term interest rates, partially offset by net investment income related to the acquisition of ESHC. The average yield on the fixed income portfolio was 3.71% as of June 30, 2009, compared to 4.42% as of June 30, 2008.

Net Realized Investment Losses

Net realized investment losses for the three and six months ended June 30, 2009 include other-than temporary impairments of $1.2 million and $1.4 million, respectively. There were no impairments recorded for the three and six months ended June 30, 2008. The other-than-temporary impairments were partially offset by an increase in the fair value of the segment’s convertible bond portfolio of $266,000 and $313,000, respectively, for the three and six months ended June 30, 2009, compared to a decrease of $121,000 and $269,000, respectively, for the same periods in 2008.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase the accident period loss ratio and a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 64.5% and 65.2% for the three and six months ended June 30, 2009 compared to 58.0% and 60.0% for the three and six months ended June 30, 2008, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $750,000 and $1.3 million for the three and six months ended June 30, 2009, compared to $1.0 million and $2.5 million for the three and six months ended June 30, 2008. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2009 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of June 30, 2009. For the six months ended June 30, 2009, the Company closed 216, or 34.1%, of the 634 open lost time claims as of December 31, 2008. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls enabled it to record losses and LAE that were lower than the amount reserved for claim settlements.

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

Policyholder Dividends

The decrease in the policyholder dividends ratio for the three months ended June 30, 2009, compared to the same period in 2008, reflects the impact of case reserve strengthening in the second quarter of 2009. For the six months ended June 30, 2009 and 2008, 10.0% of policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three and six months ended June 30, 2009 was 30.7% and 30.5%, respectively, compared to 33.5% and 32.2%, respectively for the same periods in 2008. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities. The decrease in the effective tax rate primarily reflects the impact of tax-exempt income on a lower pre-tax income base.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Reinsurance premiums assumed	$5,824	$6,019	$16,798	$17,865
Ceded premiums written	(774)	(709)	(1,567)	(1,417)

Net premiums written	5,050	5,310	15,231	16,448
Change in unearned premiums	910	282	(3,229)	(5,352)

Net premiums earned	5,960	5,592	12,002	11,096
Net investment income	195	271	377	564
Net realized investment gains (losses)	69	213	(1,026)	261

Total revenue	6,224	6,076	11,353	11,921

Expenses:
Losses and LAE incurred	3,872	2,256	8,085	5,371
Acquisition and other underwriting expenses	1,825	1,725	3,658	3,434
Other expenses	69	38	39	51
Segregated portfolio dividend expense (1)	458	2,057	(429)	3,065

Total expenses	6,224	6,076	11,353	11,921

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss and LAE ratio	65.0%	40.3%	67.4%	48.4%
Expense ratio	31.7%	31.6%	30.8%	31.4%

Combined ratio	96.7%	71.9%	98.2%	79.8%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed primarily reflects a decline in the renewal retention rate and renewal rate decreases of 0.9%, partially offset by new business production of $2.0 million. The renewal retention rate declined from 89.8% in 2008 to 87.3% in 2009.

Net Investment Income

The decrease in net investment income primarily reflects a decline in short-term interest rates.

Net Realized Investment (Losses) Gains

Net realized investment losses for the three and six months ended June 30, 2009 reflect other-than-temporary impairments of $90,000 and $708,000, respectively. The Company recognized net realized losses of $318,000 for the six months ended June 30, 2009 related to the rebalancing of the segregated portfolio cells’ portfolios, including reducing the segment’s exposure to investments in financial institutions.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 74.8% and 74.1% for the three and six months ended June 30, 2009 compared to 76.7% and 72.5% for the same period in 2008. The increase in the accident period loss ratio for the six months ended June 30, 2009 primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $573,000 and $779,000 for the three and six months ended June 30, 2009, compared to $2.0 million and $2.6 million for the same periods in 2008. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2009 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of June 30, 2009.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and six months ended June 30, 2009 and 2008.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Direct premiums written	$9,642	$9,767	$19,170	$19,565
Ceded premiums written	(709)	(626)	(1,346)	(1,195)

Net premiums written	8,933	9,141	17,824	18,370
Change in unearned premiums	(6)	1	(6)	4

Net premiums earned	8,927	9,142	17,818	18,374
Net investment income	415	694	874	1,368
Change in equity interest in limited partnerships	131	73	58	258
Net realized investment gains (losses)	830	22	1,292	(329)

Total revenue	10,303	9,931	20,042	19,671

Expenses:
Losses and LAE incurred	5,966	6,319	12,614	12,752
Acquisition and other underwriting expenses	1,352	1,370	2,716	2,859
Other expenses	1,522	1,307	3,044	2,759

Total expenses	8,840	8,996	18,374	18,370

Income before income taxes	1,463	935	1,668	1,301
Income tax expense	486	259	522	313

Net income	$977	$676	$1,146	$988

Net Income

The increase in net income from 2008 to 2009 primarily reflects net realized investment gains related to the change in fair value of the segment’s convertible bond portfolio, partially offset by an increase in the combined ratio and a decrease in net investment income. The increase in the combined ratio primarily reflects an increase in the dental loss ratio and the decrease in net premiums earned. The decrease in net investment income primarily reflects the lower average invested asset base.

The group benefits insurance ratios were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss and LAE ratio	66.8%	69.1%	70.8%	69.4%
Expense ratio	32.2%	29.3%	32.3%	30.6%

Combined ratio	99.0%	98.4%	103.1%	100.0%

Premiums

Direct premiums written, by line of business, for the three and six months ended June 30, 2009 and 2008 were as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dental	$5,613	$5,685	$11,111	$11,333
Short-term disability	1,533	1,625	3,093	3,303
Long-term disability	952	944	1,897	1,899
Term life	1,529	1,513	3,050	3,030
Vision	15	—	19	—

Total	$9,642	$9,767	$19,170	$19,565

The decrease in direct premiums written primarily reflects a decline in the renewal retention rate, partially offset by new business sales.

Net Investment Income

The decrease in net investment income primarily reflects a lower average invested asset base and a decrease in short-term interest rates. The average yield on the fixed income portfolio as of June 30, 2009 was 5.61%, compared to an average yield of 5.28% as of June 30, 2008.

Net Realized Investment Gains (Losses)

Net realized investment gains for the three and six months ended June 30, 2009 primarily reflect the change in fair value of convertible bond securities, which increased net realized investment gains $578,000 and $920,000, respectively, compared to a decrease of $328,000 and $763,000 for the same periods in 2008, respectively.

Losses and LAE

The calendar period loss ratios, by line of business, for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dental	81.1%	78.6%	80.3%	76.2%
Short-term disability	64.6%	60.4%	64.7%	64.5%
Long-term disability	2.2%	64.9%	7.9%	60.5%
Term life	29.2%	38.0%	57.5%	48.3%

Total group benefits	66.8%	69.1%	70.8%	69.4%

Dental

The increase in the dental loss ratio primarily reflects an increase in the accident period loss ratio from 79.0% in 2008 to 81.6% in 2009. Favorable development on prior accident year reserves reduced the loss ratio by 1.3 percentage points in 2009, compared to 2.8 percentage points in 2008. The increase in the accident period loss ratio primarily reflects the impact of the competitive rate environment.

Short-term Disability

The increase in the short-term disability loss ratio primarily reflects a reduction in favorable development on prior accident year reserves from 2008 to 2009, partially offset by a decrease in the accident period loss ratio from 68.7% in 2008 to 67.7% in 2009. Favorable development on prior accident year reserves reduced the loss ratio by 3.0 percentage points in 2009, compared to 4.3 percentage points in 2008. The decrease in the accident period loss ratio primarily reflects lower claim frequency and severity.

Long-term Disability

The decrease in the long-term disability loss ratio primarily reflects the impact of prior year claim terminations.

Term Life

The decrease in the term life loss ratio for the three months ended June 30, 2009, compared to the same period in 2008, primarily reflects a reduction in death claims. The loss ratio for the six months ended June 30, 2009 primarily reflects the impact of death claims with higher benefits incurred during the first quarter of 2009.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percent of direct premiums written totaled 14.0% for the three months ended June 30, 2009 and 2008 and 14.2% and 14.6% for the six months ended June 30, 2009 and 2008, respectively. The decrease for the six months ended June 30, 2009, compared to the same period in 2008, primarily reflects lower commissions paid to general agents, primarily IBSi, the Company’s former general agent in the Southeast.

Other Expenses

Other expenses as a percent of direct premiums written totaled 15.8% and 13.4% for the three months ended June 30, 2009 and 2008, respectively, and 15.9% and 14.1% for the six months ended June 30, 2009 and 2008. The increase primarily reflects higher salary costs and consulting expenses related to an upgrade of the segment’s policy administration system, as well as the impact of the decline in direct premiums written.

Tax Expense

The effective tax rate was 33.2% and 27.7% for the three months ended June 30, 2009 and 2008, respectively, and 31.3% and 24.1% for the six months ended June 30, 2009 and 2008, respectively. The primary difference between the statutory rate of 35.0% and the effective tax rate relates to tax-exempt income on municipal bond securities. The increase in the effective tax rate from 2008 to 2009 primarily reflects a reduction in tax-exempt income.

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Reinsurance premiums assumed	$224	$1,850	$145	$4,182
Change in unearned premiums	—	1,286	978	2,454

Net premiums earned	224	3,136	1,123	6,636
Net investment income	169	313	427	697
Change in equity interest in limited partnerships	39	50	39	(11)
Net realized investment (losses) gains	(241)	176	(1,442)	296
Other revenue	114	112	227	415

Total revenue	305	3,787	374	8,033

Expenses:
Losses and LAE incurred	160	4,343	777	6,992
Acquisition and other underwriting expenses	67	940	337	1,989
Other expenses	78	179	214	326

Total expenses	305	5,462	1,328	9,307

Income (loss) before income taxes	—	(1,675)	(954)	(1,274)
Income tax benefit	(6)	(589)	(3)	(446)

Net income (loss)	$6	$(1,086)	$(951)	$(828)

Net Income (Loss)

The results of operations for the three and six months ended June 30, 2009 primarily reflects the run-off of the specialty reinsurance segment and the impact of other-than-temporary investment impairments of $235,000 and $1.8 million, respectively.

The run-off specialty reinsurance ratios were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss and LAE ratio	71.4%	138.5%	69.2%	105.4%
Expense ratio	64.7%	35.7%	49.1%	34.9%

Combined ratio	136.1%	174.2%	118.3%	140.3%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed reflects the termination of the quota-share reinsurance treaty effective July 1, 2008. Reinsurance premiums assumed, by line of business, were as follows for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
EnviroGuard	$230	$1,372	$195	$2,919
EIA liability	(6)	478	(50)	1,257
Other	—	—	—	6
Purchase accounting adjustments	—	—	—	—

Total assumed premiums	$224	$1,850	$145	$4,182

Net Investment Income

The decrease in net investment income primarily reflects a decline in short-term interest rates. The average yield on the fixed income portfolio was 2.21% as of June 30, 2009, compared to 4.09% as of June 30, 2008. The decrease in the average yield reflects a higher concentration of assets in cash and cash equivalents as a result of the run-off of the segment.

Net Realized Investment (Losses) Gains

Net realized investment losses for the three months and six ended June 30, 2009 primarily reflect other-than-temporary impairments of $235,000 and $1.8 million, respectively. There were no impairments recognized during the same period in 2008.

Losses and LAE

The decrease in losses and LAE reflects the run-off of the segment.

Acquisition and Other Underwriting Expenses

The decrease in acquisition and other underwriting expenses reflects the termination of the quota-share reinsurance treaty. The expenses for the six months ended June 30, 2009 primarily reflect the amortization of deferred acquisition costs as of December 31, 2008.

Tax Expense

The income tax benefit for the three and six months ended June 30, 2009 reflects the tax impact of purchase accounting adjustments related to the run-off specialty reinsurance segment. The Company has not recognized any tax expense or benefit related to the operating results of the run-off specialty reinsurance segment for the three and six months ended June 30, 2009 as a result of the net operating losses incurred by the segment in the fourth quarter of 2008.

CORPORATE/OTHER

The net loss in the corporate/other segment totaled $108,000 and $1.6 million for the three and six months ended June 30, 2009, compared to a net loss of $1.0 million and $2.0 million for the same period in 2008. The decrease in the net loss for the three and six months ended June 30, 2009 primarily reflects the reversal of a deferred tax valuation allowance of $438,000. The decrease in the net loss for the six months ended June 30, 2009, compared to the same period in the prior year, primarily reflects in legal and compliance costs.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $386.6 million at June 30, 2009, compared to $377.3 million at December 31, 2008. The increase in consolidated assets primarily reflects an increase in cash and invested assets and premiums receivable and deferred acquisition costs. The increase in cash and invested assets primarily reflects the change in fair value of the Company’s convertible bonds and equity securities. The increase in premiums receivable and deferred acquisition costs primarily reflects the January 1 and July 1 policy anniversary dates of a significant portion of the Company’s workers’ compensation book of business.

Consolidated liabilities totaled $242.7 million at June 30, 2009, compared to $239.2 million at December 31, 2008. The increase in consolidated liabilities primarily reflects an increase in unearned premiums, which reflects the policy anniversary dates of the Company’s workers’ compensation business, partially offset by a decrease in loss and LAE reserves. The decrease in loss and LAE reserves primarily reflects the run-off of the specialty reinsurance operations.

Consolidated equity totaled $143.9 million at June 30, 2009, compared to $138.1 million at December 31, 2008. The increase in consolidated equity primarily reflects net income for the six months ended June 30, 2009 and an increase in the fair value of the Company’s fixed income and equity security portfolios, partially offset by the payment of shareholder dividends.

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

The Company has a $2.6 million line of credit available to provide additional liquidity if needed. In addition to the line of credit, the Company has obtained letters of credit totaling $44.9 million for the purpose of securing obligations to reinsurers, if necessary. As of June 30, 2009, there was approximately $6.6 million still available under the Company’s letter of credit facilities.

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

Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to the Company.

CASH FLOWS

Cash flows for the six months ended June 30, 2009 and 2008 were as follows (unaudited, in thousands):

	2009	2008
Cash flows provided by operating activities	$1,159	$13,126
Cash flows provided by investing activities	16,239	9,272
Cash flows used in financing activities	(1,734)	(25,443)

Net increase (decrease) in cash and cash equivalents	$15,664	$(3,045)

The increase in cash and cash equivalents from 2008 to 2009 primarily reflects a reduction in the Company’s common stock repurchases and proceeds from the sale and maturity of investment securities, partially offset by a decrease in cash from operating activities. Proceeds from the sale of investment securities primarily reflect the liquidation of securities to fund the Eastern Re capital contribution and the liquidation of the Company’s exposure to financial institution securities. The decrease in cash flows from operating activities primarily reflects the slight reduction in net premiums written and an increase in the combined ratio.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 30, 2009, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represented the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan at that time. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. On March 24, 2008, the Company received approval from the Pennsylvania Insurance Department to repurchase up to $10 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. As of June 30, 2009, the Company has repurchased 2,091,757 shares, and has approximately $9.6 million authorized for future repurchases.

The following table presents information with respect to those purchases of our common stock made during the six months ended June 30, 2008. There were no purchases of our common stock during the six months ended June 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	113,757	$16.23	113,757	915,878
February 1-28, 2008	540,271	$16.50	540,271	375,607
March 1-31, 2008	156,193	$15.38	156,193	219,414
April 1-30, 2008	74,610	$15.76	74,610	144,804
May 1-31, 2008	81,800	$15.99	81,800	63,004
June 1-30, 2008	31,797	$15.82	31,797	31,207

Total	998,428	$16.18	998,428

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on May 14, 2009.

(b)	The names of each director elected to serve until 2012 at the Annual Meeting of Shareholders are as follows:

Director	Votes For	Votes Withheld
Paul R. Burke	7,098,939	944,597
Ronald L. King	7,098,439	945,097
W. Lloyd Snyder III	7,202,135	841,401

The following directors are serving terms of office that continue through 2010 and 2011, as noted:

Director	Year Term Expires
Lawrence W. Bitner	2010
Bruce M. Eckert	2010
John O. Shirk	2010
Robert M. McAlaine	2011
Scott C. Penwell	2011
Charles H. Vetterlein, Jr.	2011

(c)	One additional proposal was submitted for a vote, with the following results:

	Votes For	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as the company’s independent auditor for the fiscal year ending December 31, 2009	7,967,473	60,628	15,435

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: August 6, 2009	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: August 6, 2009	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer