Form 10-Q
period 2009-09-30
Eastern Insurance Holdings, Inc.
filed 2009-11-05
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2009,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of November 4, 2009
COMMON STOCK (No par Value)	9,691,257
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $168,734; $180,102)	$175,349	$183,136
Convertible bonds, at estimated fair value (amortized cost, $14,431; $13,783)	15,955	12,346
Equity securities, at estimated fair value (cost, $17,927; $22,287)	21,104	17,162
Other long-term investments, at estimated fair value (cost, $10,177; $10,586)	9,857	9,519

Total investments	222,265	222,163

Cash and cash equivalents	68,354	52,875
Accrued investment income	1,676	2,058
Premiums receivable (net of allowance, $582; $581)	39,171	29,615
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	28,188	29,637
Deferred acquisition costs	7,339	5,760
Deferred income taxes, net	3,438	6,281
Federal income taxes recoverable	205	16
Intangible assets	7,880	9,179
Goodwill	10,752	10,752
Other Assets	9,920	8,975

Total assets	$399,188	$377,311

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$156,500	$159,117
Unearned premium reserves	53,442	42,365
Advance premium	1,375	1,594
Accounts payable and accrued expenses	12,791	13,136
Ceded reinsurance balances payable	5,754	6,886
Benefit plan liabilities	499	497
Segregated portfolio cell dividend payable	15,422	13,140
Loan payable	1,975	2,439

Total liabilities	$247,758	$239,174

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,783,014 and 11,602,723, respectively; outstanding – 9,691,257 and 9,512,366, respectively	—	—
Unearned ESOP compensation	(5,047)	(5,606)
Additional paid in capital	112,666	111,772
Treasury stock, at cost (2,091,757 and 2,090,357 shares, respectively)	(32,666)	(32,655)
Retained earnings	70,989	66,492
Accumulated other comprehensive income (loss), net	5,488	(1,866)

Total shareholders’ equity	151,430	138,137

Total liabilities and shareholders’ equity	$399,188	$377,311

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
Net premiums earned	$33,108	$33,118	$100,864	$99,363
Net investment income	1,960	2,412	5,632	7,407
Change in equity interest in limited partnerships	523	(1,657)	800	(1,965)
Net realized investment gains (losses)	2,088	(4,518)	349	(4,213)
Other revenue	206	167	569	522

Total revenue	37,885	29,522	108,214	101,114

EXPENSES
Losses and loss adjustment expenses incurred	20,595	22,517	64,479	62,930
Acquisition and other underwriting expenses	4,415	4,588	13,371	14,224
Other expenses	6,612	6,584	19,488	19,113
Amortization of intangibles	433	328	1,299	984
Policyholder dividend expense	118	325	241	253
Segregated portfolio dividend expense	1,086	29	434	2,602

Total expenses	33,259	34,371	99,312	100,106

Income (loss) before incomes taxes	4,626	(4,849)	8,902	1,008
Income tax expense (benefit)	1,335	(1,760)	3,189	20

Net income (loss)	$3,291	$(3,089)	$5,713	$988

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period, net of tax of $2,366, $(2,201), $3,442 and $(3,680)	4,394	(4,088)	6,392	(6,835)
Amortization of unrecognized benefit plan amounts, net of tax of $1, $2, $4 and $6	3	4	8	12
Less: Reclassification adjustment for gains (losses) included in net income (loss), net of tax of $16, $(893), $(753) and $(591)	31	(1,658)	(1,399)	(1,097)

Other comprehensive income (loss)	4,366	(2,426)	7,799	(5,726)

Comprehensive income (loss)	$7,657	$(5,515)	$13,512	$(4,738)

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings per share (See Note 5):	2009	2008	2009	2008
Net income (loss)	$3,291	$(3,089)	$5,713	$988
Basic earnings per share	$0.36	$(0.34)	$0.63	$0.11
Diluted earnings per share	$0.36	$(0.34)	$0.62	$0.10
Cash dividends per share	$0.07	$0.07	$0.21	$0.21
Weighted average basis shares outstanding	9,027,706	8,776,743	8,963,740	9,017,853
Weighted average diluted shares outstanding	9,046,356	8,776,743	9,047,750	9,371,896

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2009

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2009

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, July 1, 2009	—	9,691,257	$—	$(5,235)	$112,350	$(32,666)	$68,376	$1,122	$143,947
ESOP shares released	—	—	—	188	(10)	—	—	—	178
Stock compensation expense	—	—	—	—	326	—	—	—	326
Shareholder dividend	—	—	—	—	—	—	(678)	—	(678)
Net income	—	—	—	—	—	—	3,291	—	3,291
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,366	4,366

Balance, September 30, 2009	—	9,691,257	$—	$(5,047)	$112,666	$(32,666)	$70,989	$5,488	$151,430

Nine Months Ended September 30, 2009

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2009	—	9,512,366	$—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137
Cumulative effect adjustment	—	—	—	—	—	—	685	(445)	240
ESOP shares released	—	—	—	559	(75)	—	—	—	484
Stock compensation expense	—	180,291	—	—	969		—	—	969
Repurchase of common stock	—	(1,400)	—	—	—	(11)	—	—	(11)
Shareholder dividend	—	—	—	—	—	—	(1,901)	—	(1,901)
Net income	—	—	—	—	—	—	5,713	—	5,713
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,799	7,799

Balance, September 30, 2009	—	9,691,257	$—	$(5,047)	$112,666	$(32,666)	$70,989	$5,488	$151,430

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

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited, in thousands)

	2009	2008
Cash flow from operating activities:
Net income	$5,713	$988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	467	390
Amortization of bond premium/discount	(97)	326
Net realized investment (gains) losses	(349)	4,212
Change in equity interest in limited partnerships	(800)	1,965
Deferred tax (benefit) expense	1,001	(3,437)
Stock compensation	1,454	1,828
Intangible asset amortization	1,299	984
Changes in assets and liabilities:
Accrued investment income	382	340
Premiums receivable	(9,556)	(6,797)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	1,449	(125)
Deferred acquisition costs	(1,579)	(421)
Other assets	(1,161)	(259)
Reserves for unpaid losses and loss adjustment expenses	(2,617)	7,153
Unearned and advance premium	10,858	9,356
Ceded reinsurance balances payable	(1,132)	(459)
Accounts payable and accrued expenses	(309)	2,489
Segregated portfolio cell dividend payable	(127)	189
Benefit plan liabilities	14	(36)
Federal income taxes recoverable/payable	(189)	(1,483)

Net cash provided by operating activities	4,721	17,203

Cash flows from investing activities:
Purchase of fixed income securities	(87,335)	(34,171)
Purchase of equity securities	(5,806)	(11,070)
Purchase of other long-term investments	—	(3,000)
Proceeds from sale of fixed income securities	74,024	39,907
Proceeds from maturities/calls of fixed income securities	26,054	25,701
Proceeds from equity securities	6,022	4,263
Proceeds from other long-term investments	461	820
Acquisition of ESHC, net of cash received	—	(8,025)
Principal payments received on mortgage loans	2	7
Purchase of equipment, net	(252)	(1,192)

Net cash provided by investing activities	13,170	13,240

Cash flows from financing activities:
Repurchase of common stock	(11)	(16,719)
Repayment of loan principal	(500)	—
Repayment of junior subordinated debentures	—	(8,007)
Shareholder dividend	(1,901)	(2,064)
Excess tax benefit from vested restricted stock	—	32

Net cash used in financing activities	(2,412)	(26,758)

Net increase in cash and cash equivalents	15,479	3,685
Cash and cash equivalents, beginning of period	52,875	45,940

Cash and cash equivalents, end of period	$68,354	$49,625

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

Investments

Fixed Income Securities

The Company’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. Fixed income securities include publicly traded and private placement bonds. The estimated fair value of publicly traded bonds are based on prices obtained from an

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

independent pricing service. Prices obtained from the independent pricing service are determined based on quoted market prices or, in the absence of quoted market prices, dealer quotes or matrix pricing, all of which are based on observable market-based inputs when available. Adverse credit market conditions have caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers. When prices provided by the independent pricing service vary significantly from week to week, management reviews and validates such prices with other recognized market information sources or independent broker/dealers. Other criteria used by management to determine whether a market has become inactive include price quotations not based on current information, price quotations varying among brokers, significant increases in the bid-ask spread of a security and a significant decline or absence of a market for new issuances. The estimated fair value of private placement bonds is determined using valuation models, taking into consideration the securities’ coupon rate, maturity date, and other pertinent features.

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

Convertible Bond Securities

The Company’s investments in convertible bond securities are considered hybrid financial instruments and are carried at estimated fair value, with changes in estimated fair value reported as a realized gain or loss in the consolidated statement of operations and comprehensive income (loss).

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

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of September 30, 2009 and December 31, 2008 totaled $1,701 and $1,800, respectively.

Premiums generated by the Company’s group benefits insurance segment are generally billed on a monthly basis with premiums being earned in the month in which the coverage is provided. Unearned premiums represent premiums that have been received but for which

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

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

The Company discounts its reserves for unpaid losses and LAE for worker’s compensation claims on a non-tabular basis, using a discount rate of approximately 3.0%. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $4,330 and $4,145 as of September 30, 2009 and December 31, 2008, respectively.

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

Management believes that its reserves for unpaid losses and LAE are adequate as of September 30, 2009. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of September 30, 2009, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Reinsurance

In the ordinary course of business, the Company assumes and cedes reinsurance with other insurance companies. These arrangements provide greater diversification of business and minimize the net loss potential arising from large claims. Ceded reinsurance contracts

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $1,114 and $1,380 for the three months ended September 30, 2009 and 2008, respectively, and $5,404 and $5,093 for the nine months ended September 30, 2009 and 2008, respectively.

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

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during the three months ended September 30, 2009 and 2008.

The Company’s federal income tax returns for tax years subsequent to December 31, 2005 are subject to examination by the Internal Revenue Service.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of September 30, 2009 and December 31, 2008, the Company accrued dividends payable of $1,073 and $1,311, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment equal to one percent of direct premiums written is made to all companies licensed to write workers’ compensation in Pennsylvania. The Company

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

recognizes a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. As of September 30, 2009 and December 31, 2008, the Company accrued $1,941 and $1,052 related to the Security Fund assessment. The Company has not yet been notified by the Security Fund of the 2008 assessment, but management believes an assessment is probable; therefore the amount accrued as of September 30, 2009 includes the estimated 2008 assessment of $1,052.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other.

Goodwill is assigned to one or more reporting units at the date of acquisition. The goodwill reported by the Company has been allocated 100% to the workers’ compensation insurance segment, which is considered a reporting unit for goodwill purposes. The annual goodwill impairment test, performed as of September 30, each year, consists of a two-step process. The first step identifies whether potential impairment exists by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step is required to measure the amount of any impairment loss.

Management tested goodwill for impairment as of September 30, 2009 using a discounted cash flow analysis and by evaluating the Company’s common stock price in relation to the book value of the workers’ compensation insurance segment. The discounted cash flow analysis was based on management’s internal four-year forecast for the workers’ compensation insurance segment, assuming a long-term growth rate of 5.0% and a discount rate of 13.0%. Cash flows were adjusted as necessary to maintain adequate capital requirements. As of September 30, 2009, the Company’s stock price was trading below book value, primarily reflecting the impact of market conditions over the past year; therefore, management considered an estimate of the Company’s value in a potential transaction and allocated that value to the Company’s reporting units, including the workers’ compensation insurance segment. Both the discounted cash flow analysis and the estimate of the Company’s value in a potential transaction resulted in the workers’ compensation insurance segment’s estimated fair value exceeding its carrying value as of September 30, 2009; therefore, goodwill was considered not impaired.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the three and nine months ended September 30, 2009 and 2008 were as follows (unaudited, in thousands, except share data):

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2009	2008	2009	2008
Suspense shares	560,625	635,375	560,625	635,375
Allocated shares	186,875	112,125	186,875	112,125
Shares committed to be released	18,841	18,841	55,909	56,318
Average price per share	$9.47	$14.49	$8.66	$15.04
Stock compensation expense	$178	$273	$484	$847

As of September 30, 2009 and 2008, the estimated fair value of unearned ESOP shares were $4,371 and $8,709, respectively.

Recent Accounting Guidance

Fair Value Measurements – Investments in Certain Entities that Calculation Net Asset Value per Share

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance related to the determination of fair value of investments in entities (investees) that permit the investor to redeem its investments directly with the

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

investee or receive distributions from the investee at times specified under the terms of the investee’s governing documents. Many of these investees do not have readily determinable fair values and provide their investors with a net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital). Under the new guidance, investments in entities that calculate net asset value per share (or its equivalent) may be measured at fair value using the investee’s net asset value per share (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of investment companies as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with the fair value measurement principles. The new guidance also requires enhanced disclosure related to the reporting entity’s investment is such investees including, but not limited to, the nature of any restrictions on the reporting entity’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investee. The Company’s limited partnership interests are currently reported in the consolidated balance sheets using the net asset value per share (or its equivalent) of the investee. We do not expect the new accounting guidance to have a material impact, if any, on the estimated fair value of our limited partnership interests.

FASB Accounting Standards Codification

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The Company adopted the Codification effective September 30, 2009 and revised its disclosures to reflect Codification as the source of authoritative accounting principles.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance related to variable interest entities. The new guidance 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of FAS 167 to have a material impact, if any, on our consolidated financial condition and results of operations.

Transfers of Financial Assets

In June 2009, the FASB issued new disclosure guidance related to the transfer of financial assets. The new guidance requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets and is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of FAS 166 to have any impact on our disclosures since we do not engage in transfers of financial assets.

Subsequent Events

In May 2009, the FASB issued new accounting and disclosure guidance related to subsequent events. The new guidance defines subsequent events as either “recognized” or “nonrecognized” and is consistent with existing guidance related to the reporting of subsequent events. Recognized subsequent events are those events that provide additional evidence about conditions that existed at the balance sheet date and must be recognized in an entity’s financial statements. Nonrecognized events are those events that provide evidence about conditions that did not exist at the balance sheet date but arose before the financial statements are issued or are available to be issued. Nonrecognized events may require disclosure in an entity’s financial statements to prevent the financial statements from being misleading. Entities are required to disclose the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. Publicly traded entities must evaluate subsequent events through the financial statement issuance date. The new guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the new accounting and disclosure requirements effective June 30, 2009, which are included in Note 15.

Other-than-Temporary Investment Impairments

In April 2009, the FASB issued new accounting guidance related to the recognition and presentation of other-than-temporary investment impairments. The new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recorded as a net realized investment loss in the statements of operations, and the amount of the other-than-temporary impairment related to other factors is recorded as an other comprehensive loss. The new guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance effective April 1, 2009, which resulted in the Company recording a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

(loss), net, as of April 1, 2009, by $685 and $445, respectively, resulting in an increase to shareholders’ equity of $240. The increase in shareholders’ equity reflects the reversal of a prior period deferred tax valuation allowance, of which $240 was applied to the retained earnings cumulative effect adjustment.

Fair Value Measurements

In April 2009, the FASB issued new accounting guidance related to determining fair value of an asset or liability when the volume or level of activity for the asset or liability has significantly decreased and for identifying transactions that are not orderly. Under the new guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The new guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance effective June 30, 2009. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance related to the interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements and is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the interim period disclosure requirements of effective June 30, 2009, which are included in Notes 8 and 9.

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

4. Intangible Assets

As of September 30, 2009 and December 31, 2008, intangible assets consisted of the following (unaudited, in thousands):

	September 30, 2009		December 31, 2008
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$3,564	$1,145	$3,564	$715
Renewal rights (15 year amortization period)	8,238	4,352	8,238	3,483

	$11,802	$5,497	$11,802	$4,198

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,575	—

Total intangible assets	$13,377	$5,497	$13,377	$4,198

Amortization expense totaled $433 and $328 for the three months ended September 30, 2009 and 2008, respectively, and $1,299 and $984 for the nine months ended September 30, 2009 and 2008, respectively.

5. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended September 30, 2009 and 2008, there were 746,878 and 1,203,038 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, there were 681,518 and 848,995 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the three months ended September 30, 2009, dilutive potential common shares outstanding included 18,650 restricted stock awards. For the nine months ended September 30, 2009 and 2008, dilutive potential common shares outstanding included 76,525 and 306,099 stock warrants and 7,485 and 47,944 restricted stock awards, respectively.

In June 2008, the FASB issued new accounting guidance with respect to determining whether instruments granted in share-based payment transactions are considered participating securities. The new guidance provides that unvested share-based payment awards

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260 – Earnings Per Share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s unvested restricted stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, earnings per share data must be retrospectively adjusted to conform to the new guidance. The Company adopted the new guidance effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. The new guidance resulted in an increase of $0.01 per basic and diluted earnings per share for the three months ended September 30, 2008 and a decrease of $0.01 per diluted earnings per share for the nine months ended September 30, 2009.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and nine months ended September 30, 2009 and 2008 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net income for basic and diluted earnings per share	$3,291	$(3,089)	$5,713	$988

Less: Dividends declared – common and unvested restricted share units	(678)	(668)	(1,901)	(2,064)

Undistributed earnings	2,613	(3,757)	3,812	(1,076)

Percent allocated to common shareholders	98.3%	97.8%	98.3%	97.9%

	2,569	(3,674)	3,747	(1,053)

Add: Dividends declared – common stock	667	653	1,869	2,020

	3,236	(3,021)	5,616	967

Denominator for basic earnings per share	9,027,706	8,776,743	8,963,740	9,017,853

Effect of dilutive securities	18,650	—	84,010	354,043

Denominator for diluted earnings per common share	9,046,356	8,776,743	9,047,750	9,371,896

Basic earnings per share	$0.36	$(0.34)	$0.63	$0.11
Diluted earnings per share	$0.36	$(0.34)	$0.62	$0.10
Cash dividends per share	$0.07	$0.07	$0.21	$0.21

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

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

7. Share Repurchase

The Company recognized the repurchase of 42,377 shares, at a cost of $647, for the three months ended September 30, 2008. There were no share repurchases during the three months ended September 30, 2009. The Company recognized the repurchase of 1,400 and 1,034,289 shares, at a cost of $11 and $16,719, for the nine months ended September 30, 2009 and 2008, respectively.

8. Fair Value Measurements

The Company’s assets and liabilities that are measured at fair value on a recurring basis are segregated between those assets and liabilities that are valued based on quoted prices (unadjusted) in active markets for identical assets or liabilities, which the reporting entity can access at the measurement date (Level 1), direct or indirect observable inputs other than Level 1 quoted prices (Level 2), or unobservable inputs to the extent that observable inputs are not available (Level 3).

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of September 30, 2009:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of September 30, 2009, excluding the segregated portfolio cell segment (unaudited, in thousands):

	9/30/09	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Fixed income securities – available for sale	$153,995	$13,744	$140,251	$—
Convertible bonds	15,955	—	15,955	—
Equity securities – available for sale	16,934	16,934	—	—

Total	$186,884	$30,678	$156,206	$—

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. Approximately 99.0% of the Company’s fixed income and equity security prices are obtained from the independent pricing service. The prices provided by the independent pricing service

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company does not adjust security prices. The Company obtains an understanding of the methods, models and inputs, used by the independent pricing service, and has controls in place to validate that amounts provided represent current exit values. The Company’s controls include, but are not limited to, initial and ongoing evaluation of the methodologies used by the independent pricing service as well as comparing the fair value estimates to the Company’s knowledge of the current market. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

The Company’s fixed income securities and convertible bonds consist primarily of publicly traded securities for which there are observable inputs and/or broker quotes. Most fixed income security prices provided by the independent pricing service are based on observable inputs and, therefore, are classified as Level 2 securities. The Company does not hold any fixed income securities, for which pricing was based on significant unobservable inputs; therefore, the Company has not classified any of its fixed income securities as Level 3 securities.

The Company’s equity securities consist primarily of mutual fund instruments for which there is an active market and quoted market prices; therefore, the Company has classified its equity securities as Level 1 securities.

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

As of September 30, 2009 (unaudited) and December 31, 2008, the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	9/30/09	12/31/08
Multi-strategy fund of funds	$4,767	$4,421
Natural resources	2,251	2,130
Structured finance opportunity fund	2,242	1,958
Municipal bond arbitrage	—	466
Open-ended investment fund	529	470
Real estate	61	66

Total	$9,850	$9,511

The activity in the Company’s limited partnership investments for the three and nine months ended September 30, 2009 and 2008 was as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$9,327	$11,992	$9,511	$11,300
Contributions	—	2,000	—	3,000
Withdrawals	—	(820)	(461)	(820)
Unrealized change in interest	523	(1,657)	800	(1,965)

Balance, end of period	$9,850	$11,515	$9,850	$11,515

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

9. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of September 30, 2009 and December 31, 2008 (unaudited, in thousands):

September 30, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$20,136	$1,043	$—	$21,179
States, municipalities, and political subdivisions	42,408	2,890	(14)	45,284
Corporate securities	44,889	2,484	(22)	47,351
Residential mortgage-backed securities	28,350	1,015	—	29,365
Collateralized mortgage obligations	26,064	436	(761)	25,739
Other structured securities	6,887	41	(497)	6,431

Total fixed income securities	168,734	7,909	(1,294)	175,349
Equity securities	17,927	3,491	(314)	21,104

Total fixed income and equity securities	$186,661	$11,400	$(1,608)	$196,453

December 31, 2008	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$26,463	$2,170	$(3)	$28,630
States, municipalities, and political subdivisions	45,109	1,611	(183)	46,537
Corporate securities	60,480	991	(854)	60,617
Residential mortgage-backed securities	16,349	1,265	—	17,614
Collateralized mortgage obligations	20,195	336	(1,503)	19,028
Other structured securities	11,506	7	(803)	10,710

Total fixed income securities	180,102	6,380	(3,346)	183,136
Equity securities	22,287	50	(5,175)	17,162

Total fixed income and equity securities	$202,389	$6,430	$(8,521)	$200,298

Other structured securities primarily include commercial mortgage-backed securities and other asset-backed securities.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of September 30, 2009 (unaudited, in thousands) and December 31, 2008 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$—	$—	$—	$—	$—	$—
States, municipalities, and political subdivisions	686	(12)	—	—	686	(12)
Corporate securities	571	(14)	—	—	571	(14)
Collateralized mortgage obligations	3,103	(195)	4,769	(567)	7,872	(762)
Other structured securities	1,954	(205)	3,614	(292)	5,568	(497)

Total fixed income securities	6,314	(426)	8,383	(859)	14,697	(1,285)
Equity securities	253	(287)	—	—	253	(287)

Total fixed income and equity securities	$6,567	$(713)	$8,383	$(859)	$14,950	$(1,572)

Note: The Company has excluded the segregated portfolio cell reinsurance segment’s gross unrealized losses from the above table because changes in the estimated fair value of the segregated portfolio cell reinsurance segment’s fixed income and equity securities inures to the segregated portfolio cell dividend participant and, accordingly, is included in the segregated portfolio cell dividend payable and the related segregated portfolio dividend expense in the Company’s consolidated balance sheet and consolidated statement of operations, respectively. Management believes the exclusion of the segregated portfolio cell reinsurance segment from this disclosure provides a more transparent understanding of gross unrealized losses in the Company’s fixed income and equity security portfolios that could impact its consolidated financial position or results of operations.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

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

Note: The Company has excluded the segregated portfolio cell reinsurance segment’s gross unrealized losses from the above table because changes in the estimated fair value of the segregated portfolio cell reinsurance segment’s fixed income and equity securities inures to the segregated portfolio cell dividend participant and, accordingly, is included in the segregated portfolio cell dividend payable and the related segregated portfolio dividend expense in the Company’s consolidated balance sheet and consolidated statement of operations, respectively. Management believes the exclusion of the segregated portfolio cell reinsurance segment from this disclosure provides a more transparent understanding of gross unrealized losses in the Company’s fixed income and equity security portfolios that could impact its consolidated financial position or results of operations.

As of September 30, 2009, the Company held 32 fixed income securities with gross unrealized losses totaling $1,285. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of collateralized mortgage obligations and other structured securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of September 30, 2009.

As of September 30, 2009, the Company held 1 equity security with a gross unrealized loss totaling $287. All of the equity securities have been in an unrealized loss position for less than twelve months and management has determined, based on an evaluation of these securities, that the decline in value is temporary as of September 30, 2009.

The Company recognized other-than-temporary impairments of $439 and $4,367 for the three and nine months ended September 30, 2009, respectively, compared to impairments of $2,768 for the same periods in 2008. The impairments primarily relate to equity securities that had been in an unrealized loss position for 12 months or more.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

10. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$151,619	$129,599	$155,314	$125,249
Reinsurance recoverables on unpaid losses and LAE	24,343	24,260	25,636	23,429

Net balance, beginning of period	127,276	105,339	129,678	101,820

Net reserves acquired as a result of ESHC acquisition	—	9,591	—	9,591

Incurred related to:
Current year	21,910	20,405	67,882	62,868
Prior year	(1,141)	2,362	(2,799)	867

Total incurred before purchase accounting adjustments	20,769	22,767	65,083	63,735
Purchase accounting adjustments	(115)	(81)	(432)	(391)

Total incurred	20,654	22,686	64,651	63,344

Paid related to:
Current year	10,983	9,911	27,608	24,851
Prior year	9,001	9,229	38,775	31,428

Total paid	19,984	19,140	66,383	56,279

Net balance, end of period	127,946	118,476	127,946	118,476
Reinsurance recoverables on unpaid losses and LAE	24,755	24,032	24,755	24,032

Balance, end of period	$152,701	$142,508	$152,701	$142,508

Total reserves for unpaid for losses and loss adjustment expenses	$156,500	$146,530	$156,500	$146,530
Less: Term life premium waiver reserves	3,774	3,980	3,774	3,980
Less: Other	25	42	25	42

Balance, end of period	$152,701	$142,508	$152,701	$142,508

Incurred losses by segment were as follows for the three and nine months ended September 30, 2009 and 2008, respectively (unaudited, in thousands):

Three Months Ended September 30, 2009

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$11,567	$4,483	$6,254	$—	$22,304
Current period discount	(226)	(168)	—	—	(394)
Prior year, gross of discount	(350)	(1,252)	120	—	(1,482)
Accretion of prior period discount	188	153	—	—	341

Total incurred before purchase accounting adjustments	11,179	3,216	6,374	—	20,769
Purchase accounting adjustments	(110)	(7)	—	2	(115)

Total incurred	$11,069	$3,209	$6,374	$2	$20,654

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

Three Months Ended September 30, 2008

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$9,642	$3,803	$6,159	$1,189	$20,793
Current period discount	(285)	(103)	—	—	(388)
Prior year, gross of discount	—	(77)	(54)	2,271	2,140
Accretion of prior period discount	148	74	—	—	222

Total incurred before purchase accounting adjustments	9,505	3,697	6,105	3,460	22,767
Purchase accounting adjustments	(71)	(14)	—	4	(81)

Total incurred	$9,434	$3,683	$6,105	$3,464	$22,686

Nine Months Ended September 30, 2009

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$35,607	$13,417	$19,790	$768	$69,582
Current period discount	(1,181)	(519)	—	—	(1,700)
Prior year, gross of discount	(1,649)	(2,031)	(687)	—	(4,367)
Accretion of prior period discount	1,107	461	—	—	1,568

Total incurred before purchase accounting adjustments	33,884	11,328	19,103	768	65,083
Purchase accounting adjustments	(408)	(34)	—	10	(432)

Total incurred	$33,476	$11,294	$19,103	$778	$64,651

Nine Months Ended September 30, 2008

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$27,651	$11,842	$19,769	$5,042	$64,304
Current period discount	(981)	(455)	—	—	(1,436)
Prior year, gross of discount	(2,500)	(2,698)	(670)	5,394	(474)
Accretion of prior period discount	907	434	—	—	1,341

Total incurred before purchase accounting adjustments	25,077	9,123	19,099	10,436	63,735
Purchase accounting adjustments	(345)	(66)	—	20	(391)

Total incurred	$24,732	$9,057	$19,099	$10,456	$63,344

The Company’s results of operations include favorable development on prior year reserves of $1,482 and $4,367 for the three and nine months ended September 30, 2009, respectively, compared to (unfavorable) favorable development of $(2,140) and $474 for the three and nine months ended September 30, 2008. The favorable development in the workers’ compensation insurance and segregated portfolio cell reinsurance segments for the three and nine months ended September 30, 2009 primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. The unfavorable development in the group benefits insurance segment for the three months ended September 30, 2009 primarily reflects a prior year long-term disability claim settlement. The favorable development for the nine months ended September 30, 2009 primarily reflects more favorable claims experience than anticipated at the time the reserves were established in the dental and short-term disability lines of business and the

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

termination of prior year long-term disability claims, partially offset by the impact of the term life claims and long-term disability claim settlement noted above. The unfavorable development in the run-off specialty reinsurance segment for the three and nine months ended September 30, 2008 primarily reflects an increase in reported claims from the ceding company.

11. Income Taxes

As a result of the continued decline in the fixed income and equity security markets during the first quarter of 2009, management performed an assessment and concluded that the Company may be unable to generate sufficient future capital gains to offset capital losses in the foreseeable future, which is generally considered to be twelve months from the balance sheet date. Accordingly, management recorded a valuation allowance as of March 31, 2009 against its net deferred tax asset related to realized and unrealized capital losses of $904, of which $678 was reported as an increase to income tax expense and $226 was reported as a reduction to the accumulated other comprehensive loss, net of tax. During the second quarter of 2009, valuations in the fixed income and equity markets improved, resulting in an increase in the fair value of the Company’s investment portfolio. As a result, management determined that the deferred tax valuation allowance was not necessary as of June 30, 2009. Based on the continued improvement in the fixed income and equity markets during the third quarter of 2009, management continues to believe a deferred tax valuation allowance is not necessary as of September 30, 2009. The reversal of the valuation allowance was first applied to the April 1, 2009 cumulative effect adjustment, which increased retained earnings by $240. The remainder of the reversal decreased income tax expense by $438 and increased accumulated other comprehensive income (loss), net, by $226.

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

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling $1,042 and $910 for the three months ended September 30, 2009 and 2008, respectively, and $3,366 and $3,437 for the nine months ended September 30, 2009 and 2008, respectively.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, term life and vision insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the United States. Net premiums earned, by product, for the three and nine months ended September 30, 2009 and 2008 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dental	$5,651	$5,669	$16,758	$17,002
Short-term disability	1,516	1,625	4,608	4,932
Long-term disability	425	385	1,251	1,205
Term life	1,335	1,452	4,109	4,366
Vision	25	—	44	—

Total	$8,952	$9,131	$26,770	$27,505

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

Run-Off Specialty Reinsurance

The specialty reinsurance segment was placed into run-off effective July 1, 2008. Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provided coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program, for the three and nine months ended September 30, 2009 and 2008 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
EnviroGuard	$2	$1,723	$862	$6,588
EIA	12	391	275	2,156
Other	—	—	—	6

Total	$14	$2,114	$1,137	$8,750

Corporate/Other

The corporate/other segment includes the holding company and third party administration activities of the Company, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The corporate/other segment also includes the Company’s interest in jointly owned segregated portfolio cells and a 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors.

The following table represents the segment results for the three months ended September 30, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$17,786	$6,356	$8,952	$14	$—	$33,108
Net investment income	800	154	385	259	362	1,960
Change in equity interest in limited partnerships	358	—	61	104	—	523
Net realized investment gains	339	329	1,378	11	31	2,088
Other revenue	—	—	—	143	63	206

Total revenue	19,283	6,839	10,776	531	456	37,885

Expenses:
Losses and LAE incurred	10,905	3,209	6,480	1	—	20,595
Acquisition and other underwriting expenses	1,436	1,942	1,355	4	(322)	4,415
Other expenses	3,373	86	1,572	182	1,399	6,612
Amortization of intangibles	—	—	—	—	433	433
Policyholder dividend expense	118	—	—	—	—	118
Segregated portfolio dividend expense	—	1,602	—	—	(516)	1,086

Total expenses	15,832	6,839	9,407	187	994	33,259

Income (loss) before income taxes	3,451	—	1,369	344	(538)	4,626
Income tax expense (benefit)	1,001	—	458	(1)	(123)	1,335

Net income (loss)	$2,450	$—	$911	$345	$(415)	$3,291

Total assets	$245,699	$58,886	$67,199	$58,027	$(30,623)	$399,188

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

The following table represents the segment results for the three months ended September 30, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$15,822	$6,051	$9,131	$2,114	$—	$33,118
Net investment income	1,094	291	656	338	33	2,412
Change in equity interest in limited partnerships	(1,393)	—	(121)	(143)	—	(1,657)
Net realized investment (losses) gains	(731)	(706)	(2,883)	(263)	65	(4,518)
Other revenue	—	—	—	361	(194)	167

Total revenue	14,792	5,636	6,783	2,407	(96)	29,522

Expenses:
Losses and LAE incurred	9,435	3,686	5,932	3,464	—	22,517
Acquisition and other underwriting expenses	1,322	1,872	1,383	635	(624)	4,588
Other expenses	2,952	183	1,420	297	1,732	6,584
Amortization of intangibles	—	—	—	—	328	328
Policyholder dividend expense	325	—	—	—	—	325
Segregated portfolio dividend expense	—	(105)	—	—	134	29

Total expenses	14,034	5,636	8,735	4,396	1,570	34,371

Income (loss) before income taxes	758	—	(1,952)	(1,989)	(1,666)	(4,849)
Income tax expense (benefit)	231	—	(814)	(696)	(481)	(1,760)

Net income (loss)	$527	$—	$(1,138)	$(1,293)	$(1,185)	$(3,089)

Total assets	$233,551	$54,171	$82,484	$46,428	$(26,037)	$390,597

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

The following table represents the segment results for the nine months ended September 30, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$54,599	$18,358	$26,770	$1,137	$—	$100,864
Net investment income	2,575	531	1,259	686	581	5,632
Change in equity interest in limited partnerships	538	—	119	143	—	800
Net realized investment (losses) gains	(477)	(697)	2,670	(1,431)	284	349
Other revenue	—	—	—	370	199	569

Total revenue	57,235	18,192	30,818	905	1,064	108,214

Expenses:
Losses and LAE incurred	33,313	11,294	19,094	778	—	64,479
Acquisition and other underwriting expenses	4,392	5,600	4,071	341	(1,033)	13,371
Other expenses	10,277	125	4,616	396	4,074	19,488
Amortization of intangibles	—	—	—	—	1,299	1,299
Policyholder dividend expense	241	—	—	—	—	241
Segregated portfolio dividend expense	—	1,173	—	—	(739)	434

Total expenses	48,223	18,192	27,781	1,515	3,601	99,312

Income (loss) before income taxes	9,012	—	3,037	(610)	(2,537)	8,902
Income tax expense (benefit)	2,696	—	980	(4)	(483)	3,189

Net income (loss)	$6,316	$—	$2,057	$(606)	$(2,054)	$5,713

Total assets	$245,699	$58,886	$67,199	$58,027	$(30,623)	$399,188

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

The following table represents the segment results for the nine months ended September 30, 2008 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$45,961	$17,147	$27,505	$8,750	$—	$99,363
Net investment income	3,025	855	2,024	1,035	468	7,407
Change in equity interest in limited partnerships	(1,948)	—	137	(154)	—	(1,965)
Net realized investment (losses) gains	(836)	(445)	(3,212)	33	247	(4,213)
Other revenue	—	—	—	776	(254)	522

Total revenue	46,202	17,557	26,454	10,440	461	101,114

Expenses:
Losses and LAE incurred	24,733	9,057	18,684	10,456	—	62,930
Acquisition and other underwriting expenses	3,546	5,306	4,242	2,624	(1,494)	14,224
Other expenses	8,137	234	4,179	623	5,940	19,113
Amortization of intangibles	—	—	—	—	984	984
Policyholder dividend expense	253	—	—	—	—	253
Segregated portfolio dividend expense	—	2,960	—	—	(358)	2,602

Total expenses	36,669	17,557	27,105	13,703	5,072	100,106

Income (loss) before income taxes	9,533	—	(651)	(3,263)	(4,611)	1,008
Income tax expense (benefit)	3,060	—	(501)	(1,142)	(1,397)	20

Net income (loss)	$6,473	$—	$(150)	$(2,121)	$(3,214)	$988

Total assets	$233,551	$54,171	$82,484	$46,428	$(26,037)	$390,597

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

15. Subsequent Events

Management performed an evaluation of subsequent events through November 5, 2009, the date the Company’s consolidated financial statements were issued, and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of September 30, 2009.

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

•

estimates and adequacy of loss reserves and trends in losses and LAE including, without limitation, the run-off specialty reinsurance segment, in which the establishment of reserves is heavily dependent on claims information from the ceding company;

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

Overview

The Company reported net income of $3.3 million for the three months ended September 30, 2009, compared to a net loss of $3.1 million for the same period in 2008. The Company’s 2009 results of operations primarily reflect the improvement in the investment markets. Net realized investment gains were positively impact by an increase in the Company’s convertible bond portfolio of $1.7 million in the third quarter of 2009, compared to a decline in fair value of $1.3 million for the same period in 2008. The Company’s equity interest in limited partnerships also increased from 2008 to 2009 reflecting the improving investment markets. The 2008 equity interest in limited partnerships includes an impairment of $1.4 million related to a limited partnership interest that was placed in liquidation during the third quarter of 2008. For the three months ended September 30, 2009, the Company recognized other-than-temporary investment impairments related to its fixed income and equity security portfolio totaling $439,000, compared to impairments of $2.8 million for the same period in 2008.

The Company reported a combined ratio of 97.2% for the three months ended September 30, 2009, compared to a combined ratio of 103.7% for the same period in 2008. The 2008 combined ratio was significantly impacted by the run-off specialty reinsurance operations, which was placed in run-off effective July 1, 2008 but continued to experience unfavorable prior year reserve development.

The workers’ compensation insurance segment reported net income of $2.5 million for the three months ended September 30, 2009, compared to net income of $527,000 for the same period in 2008. The segment’s 2009 operating results were positively impacted by the investment markets, specifically as it relates to its convertible bond portfolio. The segment’s combined ratio was 89.0% for the three months ended September 30, 2009, compared to a combined ratio of 88.7% for the same period in 2008. The slight increase in the combined ratio reflects the impact of the current economic environment and the competitive rate environment in the workers’ compensation book of business. The segment has experienced premium renewal rate decreases throughout 2009 and the competitive environment has resulted in a decline in the renewal retention rate.

The segregated portfolio cell reinsurance segment reported a combined ratio of 82.4% for the three months ended September 30, 2009, compared to a combined ratio of 94.9% for the same period in 2008, primarily reflecting favorable prior year reserve development.

The group benefits insurance segment reported net income of $911,000 for the three months ended September 30, 2009, compared to a net loss of $1.1 million for the same period in 2008. The segment’s 2009 operating results were positively impacted by the investment markets, specifically as it relates to its convertible bond portfolio. The segment’s combined ratio was 105.1% for the three months ended September 30, 2009, compared to a combined ratio of 95.7% for the same period in 2008. The increase in the combined ratio reflects the continued impact of the rising dental loss ratio on the segment’s operating results. The segment continues to experience a competitive rate environment, which has continued to negatively impact the dental loss ratio. The current rate environment, as well as the current economic environment, has also negatively impacted the segment’s renewal retention rate, which has resulted in a decline in net premiums earned from 2008 to 2009.

The run-off specialty reinsurance operations for the three months ended September 30, 2009 continue to reflect the run-off of the quota-share reinsurance treaties.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, net investment income and net realized investment gains.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of September 30, 2009, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of September 30, 2009 and December 31, 2008, the Company’s reserves for unpaid losses and LAE were reduced by $4,330 and $4,145, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance segments as of September 30, 2009 (unaudited) and December 31, 2008 are summarized below (in thousands):

September 30, 2009	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$36,496	$10,464	$10,200	$15,923	$73,083
Case incurred development, IBNR, and unallocated LAE reserves	26,756	12,921	4,167	18,363	62,207
Amount of discount	(3,161)	(1,169)	—	—	(4,330)

Net reserves	60,091	22,216	14,367	34,286	130,960
Reinsurance recoverables on unpaid losses and LAE	5,065	3,556	16,314	—	24,935
Purchase accounting adjustments	578	48	—	(21)	605

Reserves for unpaid losses and LAE	$65,734	$25,820	$30,681	$34,265	$156,500

December 31, 2008	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Specialty Reinsurance	Total
Case/tabular reserves	$34,897	$11,808	$10,690	$15,632	$73,027
Case incurred development, IBNR, and unallocated LAE reserves	23,320	11,210	3,956	24,938	63,424
Amount of discount	(2,994)	(1,151)	—	—	(4,145)

Net reserves	55,223	21,867	14,646	40,570	132,306
Reinsurance recoverables on unpaid losses and LAE	4,932	2,903	17,939	—	25,774
Purchase accounting adjustments	986	82	—	(31)	1,037

Reserves for unpaid losses and LAE	$61,141	$24,852	$32,585	$40,539	$159,117

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three and nine months ended September 30, 2009, the Company recognized other-than-temporary impairments of $439,000 and $4.4 million, respectively, compared to impairments of $4.2 million for the same periods in 2008. As of September 30, 2009, the Company held securities with gross unrealized losses of $1.6 million, excluding those securities in the segregated portfolio cell reinsurance segment, of which $860,000 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying investments, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equity securities. An equity security is considered to be other-than-temporarily impaired when one of the following conditions exist: 1) an equity security’s market value is less than 80% of its cost for a continuous period of six months, 2) an equity’s security’s market value is less than 50% of its cost, regardless of the amount of time the security’s market value has been below cost, or 3) an equity security’s market value has been less than cost for a continuous period of 12 months, regardless of the magnitude of the decline in market value. Equity securities that are in an unrealized loss position, but do not meet the above quantitative thresholds, are evaluated to determine if the decline in market value is other than temporary.

For the three and nine months ended September 30, 2009, the Company recognized other-than-temporary impairments of $409,000 and $4.2 million related to its equity security portfolio, respectively.

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

For the three and nine months ended September 30, 2009, the Company recognized other-than-temporary impairments of $29,000 and $188,000, respectively, related to its fixed income security portfolio.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in other long-term investments in the consolidated statement of operations. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three and nine months ended September 30, 2009. The Company recognized an other-than-temporary impairment of $1.4 million related to its limited partnership interests for the three and nine months ended September 30, 2008.

Goodwill

In accordance with the requirements of ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of September 30, 2009 to its workers’ compensation insurance segment. The goodwill impairment test, performed as of September 30 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

For the 2009 annual impairment test, the fair value of the workers’ compensation insurance segment was estimated using a discounted cash flow analysis, a form of the income approach, using management’s internal four-year forecast for the workers’ compensation insurance segment and a terminal value estimated using a long-term growth rate of 5.0%, which is reflective of the segment’s historical growth rate, and a discount rate of 13.0%, which is reflective of the risks inherent in the segment. Cash flows were adjusted as necessary to maintain adequate capital requirements.

In addition to the discounted cash flow analysis, management assessed the Company’s stock price relative to the book value of the workers’ compensation insurance segment. As of September 30, 2009, the Company’s stock price was trading below book value, primarily reflecting the impact of market conditions over the past year; therefore, management considered an estimate of the Company’s value in a potential transaction and allocated that value to the Company’s reporting units, including the workers’ compensation insurance segment.

Both the discounted cash flow analysis and the estimate of the Company’s value in a potential transaction resulted in the workers’ compensation insurance segment’s estimated fair value exceeding its carrying value as of September 30, 2009; therefore, goodwill was considered not impaired, and the second step of impairment testing was not necessary.

Deferred Acquisition Costs

Certain direct policy acquisition costs consisting of commissions, premium taxes, fronting fees and certain other direct underwriting costs are deferred and amortized as the underlying policy premiums are earned. As of September 30, 2009 (unaudited) and December 31, 2008, deferred policy acquisition costs and the related unearned premium reserves were as follows (in thousands):

	September 30, 2009	December 31, 2008
Workers’ compensation insurance segment:
Deferred policy acquisition costs	$3,737	$2,617
Unearned premium reserves	$40,043	$30,941

Segregated portfolio cell reinsurance segment:
Deferred policy acquisition costs	$3,602	$2,849
Unearned premium reserves	$13,318	$10,367

Group benefits insurance segment:
Deferred policy acquisition costs	$—	$—
Unearned premium reserves	$81	$79

Run-off specialty reinsurance segment:
Deferred policy acquisition costs	$—	$294
Unearned premium reserves	$—	$978

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of March 31, 2009, management recorded a valuation allowance of $904,000 as a result of the Company’s recognition of additional realized and unrealized capital losses related to its investment portfolio. Management performed an assessment of the recoverability of its net deferred tax asset related to capital losses as of March 31, 2009 and concluded that the Company may be unable to generate sufficient future capital gains to offset capital losses in the foreseeable future, which is generally considered to be twelve months from the balance sheet date. Under United States federal income tax rules and regulations, capital losses can only be utilized to offset taxable income generated by capital gains. Capital losses can be carried back to offset capital gains reported in the three prior tax periods and can be carried forward for five tax periods. During the second quarter of 2009, valuations in the fixed income and equity markets improved, resulting in an increase in the fair value of the Company’s investment portfolio. As a result, management determined that the deferred tax valuation allowance was not necessary as of June 30, 2009. Based on the continued improvement in the fixed income and equity markets during the third quarter of 2009, management continues to believe a deferred tax valuation allowance is not necessary as of September 30, 2009. The reversal of the valuation allowance was first applied to the April 1, 2009 cumulative effect adjustment, which increased retained earnings by $240,000. The remainder of the reversal decreased income tax expense by $438,000 and increased accumulated other comprehensive income (loss), net, by $226,000.

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

Recent Accounting Guidance

Fair Value Measurements – Investments in Certain Entities that Calculation Net Asset Value per Share

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance related to the determination of fair value of investments in entities (investees) that permit the investor to redeem its investments directly with the investee or receive distributions from the investee at times specified under the terms of the investee’s governing documents. Many of these investees do not have readily determinable fair values and provide their investors with a net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital). Under the new guidance, investments in entities that calculate net asset value per share (or its equivalent) may be measured at fair value using the investee’s net asset value per share (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of investment companies as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with the fair value measurement principles. The new guidance also requires enhanced disclosure related to the reporting entity’s investment is such investees including, but not limited to, the nature of any restrictions on the reporting entity’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investee. The Company’s limited partnership interests are currently reported in the consolidated balance sheets using the net asset value per share (or its equivalent) of the investee. We do not expect the new accounting guidance to have a material impact, if any, on the estimated fair value of our limited partnership interests.

FASB Accounting Standards Codification

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The Company adopted the Codification effective September 30, 2009 and revised its disclosures to reflect Codification as the source of authoritative accounting principles.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance related to variable interest entities. The new guidance 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of the new guidance to have a material impact, if any, on our consolidated financial condition and results of operations.

Transfers of Financial Assets

In June 2009, the FASB issued new disclosure guidance related to the transfer of financial assets. The new guidance requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets and is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of the new guidance to have any impact on our disclosures since we do not engage in transfers of financial assets.

Subsequent Events

In May 2009, the FASB issued new accounting and disclosure guidance related to subsequent events. The new guidance defines subsequent events as either “recognized” or “nonrecognized” and is consistent with existing guidance related to the reporting of subsequent events. Recognized subsequent events are those events that provide additional evidence about conditions that existed at the balance sheet date and must be recognized in an entity’s financial statements. Nonrecognized events are those events that provide evidence about conditions that did not exist at the balance sheet date but arose before the financial statements are issued or are available to be issued. Nonrecognized events may require disclosure in an entity’s financial statements to prevent the financial statements from being misleading. Entities are required to disclose the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. Publicly traded entities must evaluate subsequent events through the financial statement issuance date. The new guidance is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the new accounting and disclosure requirements effective June 30, 2009, which are included in Note 15.

Other-than-Temporary Investment Impairments

In April 2009, the FASB issued new accounting guidance related to the recognition and presentation of other-than-temporary investment impairments. The new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recorded as a net realized investment loss in the statements of operations, and the amount of the other-than-temporary impairment related to other factors is recorded as an other comprehensive loss. The new guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance effective April 1, 2009, which resulted in the Company recording a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income (loss), net, as of April 1, 2009, by $685,000 and $445,000, respectively, resulting in an increase to shareholders’ equity of $240,000. The increase in shareholders’ equity reflects the reversal of a prior period deferred tax valuation allowance, of which $240,000 was applied to the retained earnings cumulative effect adjustment.

Fair Value Measurements

In April 2009, the FASB issued new accounting guidance related to determining fair value of an asset or liability when the volume or level of activity for the asset or liability has significantly decreased and for identifying transactions that are not orderly. Under the new guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The new guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance effective June 30, 2009. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance related to the interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements and is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the interim period disclosure requirements effective June 30, 2009, which are included in Notes 8 and 9.

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net premiums written	$36,420	$33,314	$111,654	$108,752

Net premiums earned	$33,108	$33,118	$100,864	$99,363
Net investment income	1,960	2,412	5,632	7,407
Change in equity interest in limited partnerships	523	(1,657)	800	(1,965)
Net realized investment gains (losses)	2,088	(4,518)	349	(4,213)
Other revenue	206	167	569	522

Consolidated revenue	$37,885	$29,522	$108,214	$101,114

The increase in consolidated revenue for the three months ended September 30, 2009, compared to the same period in 2008, primarily reflects the improvement in the fixed income and equity security markets and the acquisition of ESIC. ESIC’s net premiums earned for the three and nine months ended September 30, 2009 totaled $1.8 million and $5.7 million, respectively. The Company’s investments in convertible bond securities experienced a significant increase in fair value during the third quarter of 2009. In addition, the Company recognized other-than-temporary investment impairments related to its fixed income and equity securities totaling $2.8 million during the third quarter of 2008, compared to impairments of $439,000 for the same period in 2009. The Company’s equity interest in limited partnerships also experienced an increase in value during the third quarter of 2009, compared to a significant decrease for the same period in 2008.

The components of consolidated net income (loss), by segment, for the three and nine months ended September 30, 2009 and 2008 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Workers’ compensation insurance	$2,450	$527	$6,316	$6,473
Segregated portfolio cell reinsurance	—	—	—	—
Group benefits insurance	911	(1,138)	2,057	(150)
Specialty reinsurance	345	(1,293)	(606)	(2,121)
Corporate/other	(415)	(1,185)	(2,054)	(3,214)

Consolidated net income (loss)	$3,291	$(3,089)	$5,713	$988

The increase in consolidated net income for the three months ended September 30, 2009, compared to the same period in 2008, primarily reflects the impact of significant other-than-temporary investment impairments recognized in the third quarter of 2008. The workers’ compensation insurance segment was also negatively impacted in the third quarter of 2008 by losses related to its equity interest in limited partnerships of $1.4 million.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Direct premiums written	$29,762	$26,416	$90,806	$83,067
Reinsurance premiums assumed	169	128	803	535
Ceded premiums written	(8,553)	(7,287)	(28,197)	(27,908)

Net premiums written	21,378	19,257	63,412	55,694
Change in unearned premiums	(3,592)	(3,435)	(8,813)	(9,733)

Net premiums earned	17,786	15,822	54,599	45,961
Net investment income	800	1,094	2,575	3,025
Change in equity interest in limited partnerships	358	(1,393)	538	(1,948)
Net realized investment gains (losses)	339	(731)	(477)	(836)
Other income	—	—	—	—

Total revenue	$19,283	$14,792	$57,235	$46,202

Expenses:
Losses and LAE incurred	$10,905	$9,435	$33,313	$24,733
Acquisition and other underwriting expenses	1,436	1,322	4,392	3,546
Other expenses	3,373	2,952	10,277	8,137
Policyholder dividend expense	118	325	241	253

Total expenses	$15,832	$14,034	$48,223	$36,669

Income before income taxes	3,451	758	9,012	9,533
Income tax expense	1,001	231	2,696	3,060

Net income	$2,450	$527	$6,316	$6,473

Net Income

The increase in net income for the three months ended September 30, 2009, compared to the same period in 2008, primarily reflects an improvement in the segment’s investment results.

The workers’ compensation insurance ratios were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss and LAE ratio	61.3%	59.6%	61.0%	53.8%
Expense ratio	27.0%	27.0%	26.9%	25.4%
Policyholders’ dividend ratio	0.7%	2.1%	0.4%	0.6%

Combined ratio	89.0%	88.7%	88.3%	79.8%

Premiums

The increase in direct premiums written primarily reflects the acquisition of ESHC and new business production of $20.7 million, partially offset by a decline in the renewal retention rate, renewal rate decreases of 3.6% and a $588,000 reduction related to favorable loss experience under retrospectively rated policies during the third quarter of 2009. Direct premiums written for traditional business and alternative markets were $22.9 million and $6.9 million, respectively, for the three months ended September 30, 2009 and $67.1 million and $23.7 million, respectively, for the nine months ended September 30, 2009. The renewal retention rate declined from 87.9% in 2008 to 84.7% in 2009, primarily reflecting the competitive market and the loss of a large account in the Midwest region.

Net Investment Income

The decrease in net investment income primarily reflects a lower invested asset base and a decline in short-term interest rates, partially offset by net investment income related to the acquisition of ESHC. The average yield on the fixed income portfolio was 3.73% as of September 30, 2009, compared to 4.34% as of September 30, 2008.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three and nine months ended September 30, 2009 include other-than temporary impairments of $278,000 and $1.7 million, respectively, compared to impairments of $504,000 for the same periods in 2008. Net realized investment gains (losses) for the three and nine months ended September 30, 2009 include an increase in the fair value of the segment’s convertible bond portfolio totaling $504,000 and $817,000, respectively, compared to a decrease in fair value of $206,000 and $474,000, respectively, for the same periods in 2008.

Losses and LAE

The increase in the calendar period loss and LAE ratio for the nine months ended September 30, 2009, compared to the same period in 2008, primarily reflects an increase the accident period loss ratio and a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 64.8% and 65.1% for the three and nine months ended September 30, 2009 compared to 60.0% for the three and nine months ended September 30, 2008, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $350,000 and $1.6 million for the three and nine months ended September 30, 2009. Favorable loss reserve development totaled $2.5 million for the nine months ended September 30, 2008. There was no loss reserve development for the three months ended September 30, 2008. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2009 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2009. For the nine months ended September 30, 2009, the Company closed 286, or 45.1%, of the 634 open lost time claims as of December 31, 2008. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls enabled it to record losses and LAE that were lower than the amount reserved for claim settlements.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other expenses primarily reflects the increase in net premiums written.

Other Expenses

The increase in other expenses as a percent of net premiums earned from 2008 to 2009 for the nine months ended September 30, 2009, compared to the same period in 2008, primarily reflects the impact of the lower renewal retention rate and renewal rate decreases on net premiums earned.

Policyholder Dividends

The decrease in the policyholder dividend ratio for the three months ended September 30, 2009, compared to the same period in 2008, reflects the loss experience on the underlying policies. For the nine months ended September 30, 2009 and 2008, 9.4% and 10.9% of policies were written on a dividend policy basis, respectively.

Tax Expense

The effective tax rate for the three and nine months ended September 30, 2009 was 29.0% and 29.9%, respectively, compared to 30.5% and 32.1%, respectively for the same periods in 2008. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Reinsurance premiums assumed	$6,917	$6,008	$23,715	$23,873
Ceded premiums written	(839)	(792)	(2,406)	(2,209)

Net premiums written	6,078	5,216	21,309	21,664
Change in unearned premiums	278	835	(2,951)	(4,517)

Net premiums earned	6,356	6,051	18,358	17,147
Net investment income	154	291	531	855
Net realized investment gains (losses)	329	(706)	(697)	(445)

Total revenue	$6,839	$5,636	$18,192	$17,557

Expenses:
Losses and LAE incurred	$3,209	$3,686	$11,294	$9,057
Acquisition and other underwriting expenses	1,942	1,872	5,600	5,306
Other expenses	86	183	125	234
Segregated portfolio dividend expenses (1)	1,602	(105)	1,173	2,960

Total expenses	$6,839	$5,636	$18,192	$17,557

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss and LAE ratio	50.5%	60.9%	61.5%	52.8%
Expense ratio	31.9%	34.0%	31.2%	32.3%

Combined ratio	82.4%	94.9%	92.7%	85.1%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business production of $3.0 million and an increase in the renewal retention rate from 87.7% in 2008 to 89.1% in 2009.

Net Investment Income

The decrease in net investment income primarily reflects a decline in short-term interest rates.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) for the three and nine months ended September 30, 2009 reflect other-than-temporary impairments of $41,000 and $749,000, respectively, compared to $478,000 for the same periods in 2008.

Losses and LAE

The decrease in the calendar period loss and LAE ratio primarily reflects an increase in favorable loss reserve development on prior accident periods. The accident period loss ratio was 70.3% and 72.8% for the three and nine months ended September 30, 2009 compared to 62.4% and 68.9% for the same period in 2008. The increase in the accident period loss ratio for the nine months ended September 30, 2009 primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $1.3 million and $2.0 million for the three and nine months ended September 30, 2009, compared to $77,000 and $2.7 million for the same periods in 2008. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2009 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of September 30, 2009.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and nine months ended September 30, 2009 and 2008.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Direct premiums written	$9,723	$9,774	$28,893	$29,339
Ceded premiums written	(773)	(643)	(2,119)	(1,838)

Net premiums written	8,950	9,131	26,774	27,501
Change in unearned premiums	2	—	(4)	4

Net premiums earned	8,952	9,131	26,770	27,505
Net investment income	385	656	1,259	2,024
Change in equity interest in limited partnerships	61	(121)	119	137
Net realized investment gains (losses)	1,378	(2,883)	2,670	(3,212)

Total revenue	$10,776	$6,783	$30,818	$26,454

Expenses:
Losses and LAE incurred	$6,480	$5,932	$19,094	$18,684
Acquisition and other underwriting expenses	1,355	1,383	4,071	4,242
Other expenses	1,572	1,420	4,616	4,179

Total expenses	$9,407	$8,735	$27,781	$27,105

Income before income taxes	1,369	(1,952)	3,037	(651)
Income tax expense	458	(814)	980	(501)

Net income (loss)	$911	$(1,138)	$2,057	$(150)

Net Income (Loss)

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

The group benefits insurance ratios were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss and LAE ratio	72.4%	65.0%	71.3%	67.9%
Expense ratio	32.7%	30.7%	32.5%	30.6%

Combined ratio	105.1%	95.7%	103.8%	98.5%

Premiums

Direct premiums written, by line of business, for the three and nine months ended September 30, 2009 and 2008 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dental	$5,654	$5,674	$16,765	$17,007
Short-term disability	1,516	1,625	4,609	4,928
Long-term disability	977	959	2,874	2,858
Term life	1,551	1,516	4,601	4,546
Vision	25	—	44	—

Total	$9,723	$9,774	$28,893	$29,339

The decrease in direct premiums written primarily reflects a decline in the renewal retention rate, partially offset by new business sales.

Net Investment Income

The decrease in net investment income primarily reflects a lower average invested asset base and a decrease in short-term interest rates. The average yield on the fixed income portfolio as of September 30, 2009 was 5.59%, compared to an average yield of 5.40% as of September 30, 2008.

Net Realized Investment Gains (Losses)

Net realized investment gains for the three and nine months ended September 30, 2009 primarily reflect the change in fair value of convertible bond securities, which increased net realized investment gains $1.2 million and $2.1 million, respectively, compared to a decrease of $1.1 million and $1.9 million for the same periods in 2008, respectively.

Losses and LAE

The calendar period loss ratios, by line of business, for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dental	79.6%	73.5%	80.1%	75.3%
Short-term disability	53.4%	62.7%	61.0%	63.9%
Long-term disability	40.3%	(4.4)%	18.9%	39.7%
Term life	68.2%	51.2%	61.0%	49.2%

Total group benefits	72.4%	65.0%	71.3%	67.9%

Dental

The increase in the dental loss ratio for the nine months ended September 30, 2009, compared to the same period in 2008, primarily reflects an increase in the accident period loss ratio from 77.2% in 2008 to 81.1% in 2009. Favorable development on prior accident year reserves reduced the loss ratio by 1.0 percentage points, or $162,000, for the nine months ended September 30, 2009, compared to 1.9 percentage points, or $325,000, for the same period in 2008. The increase in the accident period loss ratio primarily reflects the impact of the competitive rate environment.

Short-term Disability

The decrease in the short-term disability loss ratio for the nine months ended September 30, 2009, compared to the same period in 2008, primarily reflects a decrease in the accident period loss ratio from 66.3% in 2008 to 63.8% in 2009. Favorable development on prior accident year reserves reduced the loss ratio by 2.8 percentage points, or $130,000, for the nine months ended September 30, 2009, compared to 2.5 percentage points, or $120,000, for the same period in 2008. The decrease in the accident period loss ratio primarily reflects lower claim frequency and severity.

Long-term Disability

The increase in the long-term disability loss ratio for the three months ended September 30, 2009, compared to the same period in 2008, primarily reflects an increase in new claims and lower prior year claim terminations.

Term Life

The increase in the term life loss ratio for the three months ended September 30, 2009, compared to the same period in 2008, primarily reflects an increase in reported death claims.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percent of direct premiums written totaled 13.9% and 14.1% for the three and nine months ended September 30, 2009, respectively, compared to 14.1% and 14.5% for the same periods in 2008, respectively. The decrease for the nine months ended September 30, 2009, compared to the same period in 2008, primarily reflects lower commissions paid to general agents, primarily IBSi, the Company’s former general agent in the Southeast.

Other Expenses

Other expenses as a percent of direct premiums written totaled 16.2% and 14.5% for the three months ended September 30, 2009 and 2008, respectively, and 16.0% and 14.2% for the nine months ended September 30, 2009 and 2008. The increase primarily reflects higher salary costs and consulting expenses related to an upgrade of the segment’s policy administration system, as well as the impact of corporate expense allocations, which increased from 2008 to 2009.

Tax Expense

The effective tax rate was 33.5% and 41.7% for the three months ended September 30, 2009 and 2008, respectively, and 32.2% and 77.0% for the nine months ended September 30, 2009 and 2008, respectively. The primary difference between the statutory rate of 35.0% and the effective tax rate relates to tax-exempt income on municipal bond securities. The decrease in the effective tax rate from 2008 to 2009 primarily reflects the impact of the 2007 tax return adjustment recorded in the third quarter of 2008, which increased the income tax benefit.

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Reinsurance premiums assumed	$14	$(290)	$159	$3,893
Change in unearned premiums	—	2,404	978	4,857

Net premiums earned	14	2,114	1,137	8,750
Net investment income	259	338	686	1,035
Change in equity interest in limited partnerships	104	(143)	143	(154)
Net realized investment gains (losses)	11	(263)	(1,431)	33
Other revenue	143	361	370	776

Total revenue	$531	$2,407	$905	$10,440

Expenses:
Losses and LAE incurred	$1	$3,464	$778	$10,456
Acquisition and other underwriting expenses	4	635	341	2,624
Other expenses	182	297	396	623

Total expenses	$187	$4,396	$1,515	$13,703

Income (loss) before income taxes	344	(1,989)	(610)	(3,263)
Income tax benefit	(1)	(696)	(4)	(1,142)

Net income (loss)	$345	$(1,293)	$(606)	$(2,121)

Net Income (Loss)

The results of operations for the three and nine months ended September 30, 2009 primarily reflects the run-off of the specialty reinsurance segment and the impact of other-than-temporary investment impairments. Other-than-temporary impairments totaled $1.8 million for the nine months ended September 30, 2009. There were no impairment recognized for the three months ended September 30, 2009.

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed reflects the termination of the quota-share reinsurance treaty effective July 1, 2008. Reinsurance premiums assumed, by line of business, were as follows for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
EnviroGuard	$2	$(33)	$197	$2,887
EIA liability	12	(257)	(38)	1,000
Other	—	—	—	6

Total assumed premiums	$14	$(290)	$159	$3,893

Net Investment Income

The decrease in net investment income primarily reflects a decline in short-term interest rates. The average yield on the fixed income portfolio was 3.00% as of September 30, 2009, compared to 4.10% as of September 30, 2008. The decrease in the average yield reflects a higher concentration of assets in cash and cash equivalents as a result of the run-off of the segment.

Net Realized Investment Gains (Losses)

Net realized investment losses for the nine months ended September 30, 2009 primarily reflect other-than-temporary impairments of $1.8 million. There were no impairment recognized for the three months ended September 30, 2009. Net realized investment losses for the three and nine months ended September 30, 2008 include other-than-temporary impairments of $260,000.

Losses and LAE

The decrease in losses and LAE reflects the run-off of the segment.

Acquisition and Other Underwriting Expenses

The decrease in acquisition and other underwriting expenses reflects the termination of the quota-share reinsurance treaty. The expenses for the nine months ended September 30, 2009 primarily reflect the amortization of deferred acquisition costs as of December 31, 2008.

Tax Expense

The income tax benefit for the three and nine months ended September 30, 2009 reflects the tax impact of purchase accounting adjustments related to the run-off specialty reinsurance segment. The Company has not recognized any tax expense related to the operating results of the run-off specialty reinsurance segment for the three and nine months ended September 30, 2009 as a result of the net operating losses incurred by the segment in the fourth quarter of 2008.

CORPORATE/OTHER

The net loss in the corporate/other segment totaled $415,000 and $2.1 million for the three and nine months ended September 30, 2009, compared to a net loss of $1.2 million and $3.2 million for the same period in 2008. The decrease in the net loss for the nine months ended September 30, 2009, compared to the same period in the prior year, primarily reflects a decline in legal and compliance costs and the reversal of a deferred tax valuation allowance of $438,000.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $399.2 million at September 30, 2009, compared to $377.3 million at December 31, 2008. The increase in consolidated assets primarily reflects an increase in cash and invested assets, premiums receivable and deferred acquisition costs, partially offset by a decrease in deferred income taxes. The increase in cash and invested assets primarily reflects the increase in fair value of the Company’s investments. The increase in premiums receivable and deferred acquisition costs primarily reflects the January 1 and July 1 policy anniversary dates of a significant portion of the Company’s workers’ compensation book of business. The decrease in deferred income taxes primarily reflects the increase in the fair value of the Company’s investments.

Consolidated liabilities totaled $247.8 million at September 30, 2009, compared to $239.2 million at December 31, 2008. The increase in consolidated liabilities primarily reflects an increase in unearned premiums and the segregated portfolio cell dividend payable, partially offset by a decrease in loss and LAE reserves. The increase in unearned premiums primarily reflects the policy anniversary dates of the Company’s workers’ compensation business. The increase in the segregated portfolio cell dividend payable primarily reflects an increase in the fair value of the segregated portfolio cells’ investments. The decrease in loss and LAE reserves primarily reflects the run-off of the specialty reinsurance operations.

Consolidated equity totaled $151.4 million at September 30, 2009, compared to $138.1 million at December 31, 2008. The increase in consolidated equity primarily reflects net income for the nine months ended September 30, 2009 and an increase in the fair value of the Company’s fixed income and equity security portfolios, partially offset by the payment of shareholder dividends.

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

The Company has a $2.6 million line of credit available to provide additional liquidity if needed. In addition to the line of credit, the Company has obtained letters of credit totaling $44.9 million for the purpose of securing obligations to reinsurers, if necessary. As of September 30, 2009, there was approximately $6.6 million still available under the Company’s letter of credit facilities.

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

Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to the Company.

CASH FLOWS

Cash flows for the nine months ended September 30, 2009 and 2008 were as follows (unaudited, in thousands):

	2009	2008
Cash flows provided by operating activities	$4,721	$17,203
Cash flows provided by investing activities	13,170	13,240
Cash flows used in financing activities	(2,412)	(26,758)

Net increase in cash and cash equivalents	$15,479	$3,685

The increase in cash and cash equivalents from 2008 to 2009 primarily reflects the Company’s decision to suspend its common stock repurchases in 2009, partially offset by a decrease in operating cash flows. The decrease in operating cash flows primarily reflects an increase in paid claims and a reduction in interest income. The increase in paid claims primarily reflects activity in the run-off specialty reinsurance segment. The reduction in interest income primarily reflects the current interest rate environment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of September 30, 2009, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represented the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan at that time. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. On March 24, 2008, the Company received approval from the Pennsylvania Insurance Department to repurchase up to $10 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. As of September 30, 2009, the Company has repurchased 2,091,757 shares, and has approximately $9.6 million authorized for future repurchases.

The following table presents information with respect to those purchases of our common stock made during the nine months ended September 30, 2008. There were no purchases of our common stock during the nine months ended September 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	113,757	$16.23	113,757	915,878
February 1-28, 2008	540,271	$16.50	540,271	375,607
March 1-31, 2008	156,193	$15.38	156,193	219,414
April 1-30, 2008	74,610	$15.76	74,610	144,804
May 1-31, 2008	81,800	$15.99	81,800	63,004
June 1-30, 2008	31,797	$15.82	31,797	31,207
July 1-31, 2008	21,563	$15.05	21,563	9,644	(a)
August 1-31, 2008	10,826	$15.18	10,826	—	(a)
September 1-30, 2008	3,472	$15.16	3,472	—	(a)

Total	1,034,289	$16.14	1,034,289

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on May 14, 2009.

(b)	The names of each director elected to serve until 2012 at the Annual Meeting of Shareholders are as follows:

Director	Votes For	Votes Withheld
Paul R. Burke	7,098,939	944,597
Ronald L. King	7,098,439	945,097
W. Lloyd Snyder III	7,202,135	841,401

The following directors are serving terms of office that continue through 2010 and 2011, as noted:

Director	Year Term Expires
Lawrence W. Bitner	2010
Bruce M. Eckert	2010
John O. Shirk	2010
Robert M. McAlaine	2011
Scott C. Penwell	2011
Charles H. Vetterlein, Jr.	2011

(c)	One additional proposal was submitted for a vote, with the following results:

	Votes For	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as the company’s independent auditor for the fiscal year ending December 31, 2009	7,967,473	60,628	15,435

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

10.15	Standard Agency Terms and Conditions (filed herewith as Exhibit 10.15)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: November 5, 2009	By:	/S/ BRUCE M. ECKERT
Bruce M. Eckert,
Chief Executive Officer

Dated: November 5, 2009	By:	/S/ KEVIN M. SHOOK
Kevin M. Shook,
Treasurer and Chief Financial Officer