Form 10-K
period 2009-12-31
Eastern Insurance Holdings, Inc.
filed 2010-03-05
CIK 1321268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32899

EASTERN INSURANCE HOLDINGS, INC.

Incorporated in Pennsylvania	I.R.S. Employer Identification No.
25 Race Avenue, Lancaster, Pennsylvania 17603-3179 (717) 396-7095	20-2653793

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant on June 30, 2009, as reported by the NASDAQ National Market, was $74,488,459.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 4, 2010
Common Stock, No Par Value	9,691,257 (Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2010 Annual Meeting of Stockholders—Part III.

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

•

Eastern Alliance, Allied Eastern and Eastern Advantage are stock property/casualty insurance companies domiciled in the Commonwealth of Pennsylvania and, along with ESIC, do business as Eastern Alliance Insurance Group (“EAIG”). The four insurance companies provide EAIG with increased underwriting flexibility through the use of a tiered rating structure;

•	Eastern Re is a segregated portfolio cell reinsurance company domiciled in the Cayman Islands;

•	ESHC is a holding company domiciled in the State of Indiana;

•	ESIC is a stock property/casualty insurance company domiciled in the State of Indiana;

•	ELH is a stock life and accident and health insurance company domiciled in the Commonwealth of Pennsylvania;

•	Employers Alliance is a Pennsylvania corporation offering claims administration and risk management services to self-insured property/casualty customers;

•	AMS is an Indiana corporation offering claims administration and risk management services to self-insured property casualty customers;

•	Global Alliance is a holding company domiciled in the Commonwealth of Pennsylvania; and

•	Eastern Services is a Pennsylvania corporation that provides management services to EAIG, ELH, and Employers Alliance.

Effective December 31, 2009, the Company completed a reorganization of its corporate structure. The purpose of the corporate reorganization was to reduce the number of holding companies and consolidate entities with similar operations. The reorganization included the following transactions:

•	EHC was merged into EIHI with EIHI being the surviving entity;

•	ESHC was merged into Global Alliance with Global Alliance being the surviving entity; and

•	AMS was merged into Employers Alliance with Employers Alliance being the surviving entity.

The Company currently operates in five business segments: workers’ compensation insurance, segregated portfolio cell reinsurance, group benefits insurance, specialty reinsurance and corporate/other. Effective July 1, 2008, the specialty reinsurance segment was placed into run-off.

Overview of Business Segments

The following discussion provides information on each of our business segments:

Workers’ Compensation Insurance. The Company offers traditional workers’ compensation insurance coverage to employers, generally with 300 employees or less, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, large deductible policies and captive programs.

Segregated Portfolio Cell Reinsurance. Workers’ compensation insurance coverage is also underwritten through the Company’s alternative markets business unit and ceded 100% to the segregated portfolio cell reinsurance segment. The Company receives a fronting fee generally based upon a percentage of direct premiums written, a segregated portfolio cell rental fee, which is also based on a percentage of direct premiums written, and fees for claims administration and risk management services. As of December 31, 2009, the segregated portfolio cells and dividend participants provided $47.2 million of irrevocable, unconditional letters of credit to secure unfunded liabilities and collateralize reserves for unpaid losses and loss adjustment expenses (“LAE”) and unearned premiums.

Group Benefits Insurance. The Company offers group benefits insurance products to employer groups, generally with 300 employees or less, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s group benefits insurance products consist of dental, short-term and long-term disability, term life, and vision.

Run-off Specialty Reinsurance. Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA Liability” (“EIA”). The EnviroGuard program provided coverage to underground storage tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Prior to terminating its participation in the reinsurance treaties effective July 1, 2008, the Company had reduced its participation in the EnviroGuard and EIA programs from a 25% quota share participation to a 15% quota share participation effective January 1, 2008.

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

Products

Workers’ Compensation Insurance

The Company offers a complete line of workers’ compensation products including guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, large deductible policies, and alternative market products. Direct premiums written in the workers’ compensation insurance segment totaled $110.7 million for the year ended December 31, 2009.

•

Guaranteed cost policies. Guaranteed cost policies charge a fixed premium, which does not increase or decrease based upon loss experience during the policy period. For the year ended December 31, 2009, 56.7% of direct premiums written in the workers’ compensation insurance segment were derived from guaranteed cost policies.

•

Policyholder dividend policies. Policyholder dividend policies charge a fixed premium, but the customer may receive a dividend in the event of favorable loss experience during the policy period. Policyholder dividend plans are generally restricted to accounts with minimum annual premiums in excess of $20,000. For the year ended December 31, 2009, 9.9% of direct premiums written in the workers’ compensation insurance segment were derived from policyholder dividend policies.

•

Retrospectively-rated policies. Retrospectively-rated policies charge an initial premium that is subject to adjustment after the policy period expires, based upon the insured’s actual loss experience incurred during the policy period, subject to a minimum and maximum premium. These policies are typically subject to annual adjustment until all claims related to the policy year are closed. Retrospectively-rated policies are generally offered to employers with minimum annual premiums in excess of $150,000. For the year ended December 31, 2009, 2.3% of direct premiums written in the workers’ compensation insurance segment were derived from retrospectively-rated policies.

•

Large deductible policies. Large deductible policies generally result in a lower premium; however, the insured retains a greater share of the underwriting risk than under guaranteed cost or dividend paying policies, which reduces the risk to the Company and further encourages loss control practices by the insured. The customer is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence. The deductibles under these policies generally range from $250,000 to $300,000. Large deductible policies are generally offered to employers with annual premiums of $500,000 or higher. For the year ended December 31, 2009, 4.7% of direct premiums written in the workers’ compensation insurance segment were derived from large deductible policies.

•

Alternative market products. Alternative market products are offered to individual companies, groups, and trade associations. As described above in “Overview of Business Segments—Segregated Portfolio Cell Reinsurance” a policy is issued to an insured and 100% of the premium written, less a ceding commission, is ceded to a segregated portfolio cell. For the year ended December 31, 2009, 26.4% of direct premiums written in the workers’ compensation insurance segment were derived from alternative market products.

Segregated Portfolio Cell Reinsurance

Segregated portfolio cells, or segregated cells or rent-a-captives, are all referred to as alternative market programs or products. The Company provides a variety of products to this marketplace, including program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. Direct premiums written in the segregated portfolio cell reinsurance segment totaled $28.7 million for the year ended December 31, 2009. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance, run-off specialty reinsurance, and corporate/other segments totaling $4.1 million for the year ended December 31, 2009.

Group Benefits Insurance

The Company’s group benefits insurance products include dental insurance, short-term disability insurance, long-term disability insurance, term life insurance, and vision insurance, which are available on an employer or employee paid (i.e., voluntary) basis, or a combination thereof.

•

Dental Insurance. Dental plans include fee for service and managed care plans. Multiple variations of these products are available which offer different degrees of coverage, affordability and flexibility. Managed care plans utilize the networks of two unaffiliated dental Preferred Provider Organizations. Direct premiums written in the dental line totaled $22.5 million for the year ended December 31, 2009.

•

Short-Term Disability Insurance. Short-term disability plans pay flat weekly benefit amounts or a percentage of an individual claimant’s weekly earnings in the event of disability. Direct premiums written in the short-term disability line totaled $6.1 million for the year ended December 31, 2009.

•

Long-Term Disability Insurance. Long-term disability plans provide preset amounts or a preset percentage of an individual claimant’s monthly earnings in the event of disability. Direct premiums written in the long-term disability line totaled $3.8 million for the year ended December 31, 2009.

•	Term Life Insurance. Term life plans pay flat amounts or a multiple of an individual’s salary. Direct premiums written in the term life line totaled $6.1 million for the year ended December 31, 2009.

•

Vision Insurance. Vision plans are offered with different degrees of coverage, affordability and flexibility. Direct premiums written in the vision line totaled $79,000 for the year ended December 31, 2009.

Run-off Specialty Reinsurance

Prior to July 1, 2008, the Company participated as a reinsurer in treaties with a large primary insurer for the EnviroGuard program and the EIA program. Assumed premiums written in the run-off specialty reinsurance segment totaled $155,000 for the year ended December 31, 2009. The Company does not anticipate any premium to be recognized subsequent to December 31, 2009.

Marketing and Distribution

Workers’ Compensation Insurance

The Company distributes its workers’ compensation products and services primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States through a network of carefully chosen independent insurance producers. The following table provides direct premiums written, before purchase accounting adjustments, by state, for the year ended December 31, 2009 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$88,306	79.8%
Indiana	9,400	8.5%
North Carolina	5,045	4.6%
Maryland	2,858	2.6%
Delaware	1,809	1.6%
Virginia	1,560	1.4%
Other	1,726	1.5%

Total	$110,704	100.0%

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

•

The Company has established an Agency Advisory Council to promote an active dialogue between the Company and its producer group. The Agency Advisory Council is comprised of experienced insurance agency professionals. The Council meets twice a year to discuss such topics as market conditions, customer service, products, competition and areas of opportunity. In addition to the Agency Advisory Council, the Company has established a Select Business Focus Group with its producers. This group meets once a year to concentrate on issues that impact small workers’ compensation clients (under $20,000 in annual premium).

•	Producer management reports are distributed on a monthly basis, providing the producer with the data necessary to manage its relationship with the Company.

The Company attempts to optimize the franchise value of a workers’ compensation producer appointment by limiting the number of appointments in identified marketing territories. As a result of this producer management strategy, the average direct premiums written per agency contract was $1.1 million for the year ended December 31, 2009.

The Company’s ten largest producers in its workers’ compensation insurance segment accounted for 55.1% of its direct premiums written for the year ended December 31, 2009. The Company’s two largest producers, E.K. McConkey and The Alliance of Central PA, Inc., in its workers’ compensation insurance segment accounted for 12.9% and 11.6% of its direct premiums written, respectively, for the year ended December 31, 2009. These producers are subject to the terms and conditions of the Company’s Agency Agreement, which sets forth binding authority, premium remittance and collection and termination provisions, among other things. No other producer accounted for more than 10.0% of the Company’s direct premiums written in its workers’ compensation insurance segment for the year ended December 31, 2009.

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

The following table provides direct premiums written, by state, for the year ended December 31, 2009 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$14,215	36.7%
North Carolina	11,411	29.5%
Maryland	2,818	7.3%
South Carolina	2,816	7.3%
Delaware	1,917	4.9%
Virginia	1,798	4.6%
Other	3,765	9.7%

Total	$38,740	100.0%

The Company has established an Agency Advisory Council with its group benefits insurance producers, similar to that described above in workers’ compensation insurance. The Company has established a separate Agent Advisory Council for its Mid-Atlantic and Southeast producers, both of which meet once a year to discuss topics such as market conditions, customer service, products, competition and areas of opportunity within each geographic market.

The Company provides sales, technical and educational training to its producers. Through its website, the Company provides its producers with online access to enrollment forms, product information, and online rate information for smaller groups (less than 10 employees). These marketing efforts are further supported by the group benefits insurance segment’s claims and administrative philosophy, which emphasizes prompt and efficient service.

The Company provides its group benefits insurance producers with competitive compensation packages consisting of multiple commission levels, varying by product line and level of premium produced. Because cost savings to the Company result when multiple products are sold to a single group, incentive bonuses are offered to producers that generate such sales.

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

For the year ended December 31, 2009, the average annual workers’ compensation traditional premium per policy was $16,696.

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

The Company attempts to aggressively achieve final resolution of, and close, claims from prior accident years. The table below shows the number of prior years workers’ compensation claims received and closed and open claims, by accident year, as of December 31, 2009.

Traditional Business

(Exclusive of Alternative Markets)

Open Claims (1)

Accident Year	Total Claims	Open	Closed	% Closed
1994	1	0	1	100.0%
1995	18	0	18	100.0%
1996	342	0	342	100.0%
1997	430	1	429	99.8%
1998	566	1	565	99.8%
1999	797	2	795	99.7%
2000	1,503	6	1,497	99.6%
2001	1,947	5	1,942	99.7%
2002	1,194	5	1,189	99.6%
2003	825	7	818	99.2%
2004	1,138	13	1,125	98.9%
2005	1,141	21	1,120	98.2%
2006	1,355	33	1,322	97.6%
2007	1,424	79	1,345	94.5%
2008	1,481	173	1,308	88.3%
2009	1,276	536	740	58.0%

	15,438	882	14,556	94.3%

(1)	Excludes claims for medical only expenses because such claims are opened and closed in a short period of time. Excludes reinsured claims.

The table below shows the number of open lost time claims for accident years 2008 and prior as of December 31, 2009 and 2008:

Traditional Business

(Exclusive of Alternative Markets)

Open Claims (1)

Accident Year	12-31-09 Open	12-31-08 Open	2008 and Prior Claims Closed During 2009	% of 2008 Open Claims Closed During 2009
1997	1	1	0	0.0%
1998	1	1	0	0.0%
1999	2	1	(1)	(100.0)%
2000	6	7	1	14.3%
2001	5	8	3	37.5%
2002	5	10	5	50.0%
2003	7	8	1	12.5%
2004	13	24	11	45.8%
2005	21	34	13	38.2%
2006	33	61	28	45.9%
2007	79	179	100	55.9%
2008	173	606	433	71.5%

	346	940	594	63.2%

(1)	Excludes claims for medical only expenses because such claims are opened and closed in a short period of time. Excludes reinsured claims.

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

•	Vision Claims. Vision claims are submitted by the provider to VSP, the Company’s third party vendor for its vision product. VSP processes and pays all claims and bills the Company on a monthly basis.

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

Reinsurance does not legally discharge the Company from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the Company to the extent of the coverage ceded. As of December 31, 2009, the Company’s reinsurance recoverables, by segment and before purchase accounting adjustments, were as follows (in thousands):

Segment	Amount
Workers’ compensation insurance	$8,815
Segregated portfolio cell reinsurance	3,501
Group benefits insurance	16,166
Run-off specialty reinsurance	—

Total	$28,482

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

The following table sets forth the amounts recoverable from reinsurers for the workers’ compensation insurance segment as of December 31, 2009 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating	Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$4,857	A	3.2%	17.0%
Aspen Insurance UK, Ltd.	2,340	A	1.5%	8.2%
Swiss Reinsurance America Corporation	512	A(1)	0.3%	1.8%
Max Bermuda, Ltd.	312	A-	0.2%	1.1%
General Reinsurance Corporation	300	A++(2)	0.2%	1.1%
Catalina London, Ltd.	201	NR-3(3)	0.1%	0.7%
Alea Bermuda, Ltd.	122	NR-5(4)	0.1%	0.4%
Reliastar Life Insurance Company	108	A(5)	0.1%	0.4%
St. Paul Reinsurance Company Ltd.	63	NR-3(3)	0.0%	0.2%

	$8,815		5.7%	30.9%

(1)	Swiss Reinsurance America Corporation was downgraded by A.M. Best from “A+” (Superior) to “A” (Excellent) with a stable outlook on February 27, 2009. The stable outlook was affirmed by A.M. Best on December 14, 2009.
(2)	General Reinsurance Corporation’s “A++” (Superior) rating was placed under review on November 6, 2009 with a negative outlook.
(3)	Rating assigned to companies that are not rated by A.M. Best.
(4)	Rating assigned to companies that are not formally followed by A.M. Best.
(5)	Reliastar Life Insurance Company was downgraded by A.M. Best from “A+” (Superior) to “A” (Excellent) with a negative outlook on April 24, 2009.

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

The following table sets forth the amounts recoverable from reinsurers for the segregated portfolio cell reinsurance segment as of December 31, 2009 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating		Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$1,938	A		1.3%	6.8%
Aspen Insurance UK, Ltd.	1,272	A		0.8%	4.5%
Catalina London, Ltd.	283	NR-3	(1)	0.2%	1.0%
St. Paul Reinsurance Company Ltd.	8	NR-3	(1)	0.0%	0.0%

	$3,501			2.3%	12.3%

(1)	Rating assigned to companies that are not rated by A.M. Best.

Group Benefits Insurance

The Company reinsures a portion of its long-term disability and term life business. There is currently no reinsurance coverage on the dental, short-term disability, or vision business.

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

The following table sets forth the amounts recoverables from reinsurers for the group benefits insurance segment as of December 31, 2009 (dollars in thousands):

Carrier	Reinsurance Recoverable	A.M Best Rating	Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Union Security Insurance Company	$8,091	A-	5.3%	28.4%
Hartford Life and Accident Insurance Company	7,769	A(1)	5.0%	27.3%
Swiss Re Life and Health America, Inc.	101	A(2)	0.1%	0.4%
Reliance Standard Life Insurance Company	95	A(3)	0.1%	0.3%
Reliastar Life Insurance Company	67	A(4)	0.0%	0.2%
United Teacher Associates Insurance Company	25	A-(5)	0.0%	0.1%
Combined Insurance Company of America	18	A	0.0%	0.1%

	$16,166		10.5%	56.8%

(1)	Hartford Life and Accident Insurance Company was downgraded by A.M. Best from “A+” (Superior) to “A” (Excellent) with a negative outlook on February 27, 2009.
(2)	Swiss Re Life and Health America was downgraded by A.M. Best from “A+” (Superior) to “A” (Excellent) with a stable outlook on February 27, 2009. The stable outlook was affirmed by A.M. Best on December 14, 2009.

(3)	Reliance Standard Life Insurance Company was put on a negative outlook by A.M. Best on December 22, 2008.
(4)	Reliastar Life Insurance Company was downgraded by A.M. Best from “A+” (Superior) to “A” (Excellent) with a negative outlook on April 24, 2009.
(5)	United Teacher Associates Insurance Company was put on a negative outlook by A.M. Best on March 27, 2009.

Run-off Specialty Reinsurance

The Company acts as a reinsurer in the run-off specialty reinsurance segment. None of the risks assumed in this segment are further reinsured.

Loss and LAE Reserves

The Company estimates its reserves for unpaid losses and LAE as of the balance sheet date. The adequacy of the Company’s reserves is inherently uncertain and represents a significant risk to the business. The Company attempts to mitigate the uncertainty inherent in its reserves by continually reviewing loss cost trends, attempting to set premium rates that are adequate to cover anticipated future costs, and by professionally managing its claims administration function. Additionally, the Company attempts to minimize the estimation risk inherent in its reserves by employing actuarial techniques on a quarterly basis. Significant judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given as to whether the ultimate liability for unpaid losses and LAE will be more or less than the Company’s current estimates. While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2009 are reasonable, the ultimate net liability may differ materially from the amount provided.

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the years ended December 31, 2009, 2008 and 2007. The 2008 activity related to ESIC’s reserves for unpaid losses and LAE is for the period from October 1, 2008 to December 31, 2008 (in thousands).

	2009	2008	2007
Balance, beginning of period	$155,314	$125,249	$121,396
Reinsurance recoverables on unpaid losses and LAE	25,636	23,429	24,236

Net balance, beginning of period	129,678	101,820	97,160
Net reserves acquired as a result of acquisition	—	7,004	—
Purchase accounting adjustments on acquisition date	—	537	—
Incurred related to:
Current year	90,438	85,404	80,946
Prior year	(5,447)	15,009	(6,189)

Total incurred before purchase accounting adjustments	84,991	100,413	74,757
Purchase accounting adjustments	(493)	(548)	(848)

Total incurred	84,498	99,865	73,909
Paid related to:
Current year	43,427	40,570	37,019
Prior year	47,371	38,978	32,230

Total paid	90,798	79,548	69,249

Net balance, end of period	123,378	129,678	101,820
Reinsurance recoverables on unpaid losses and LAE	24,368	25,636	23,429

Balance, end of period	$147,746	$155,314	$125,249

Total reserves for unpaid losses and LAE	$151,512	$159,117	$129,788
Less: Term life premium waiver reserves	3,741	3,766	4,481
Less: Other	25	37	58

Balance, end of period	$147,746	$155,314	$125,249

Incurred losses by segment were as follows for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$48,326	$17,773	$25,492	$837	$92,428
Current period discount	(1,343)	(647)	—	—	(1,990)
Prior year, gross of discount	(3,749)	(2,753)	(611)	—	(7,113)
Accretion of prior period discount	1,075	591	—	—	1,666

Total incurred before purchase accounting adjustments	44,309	14,964	24,881	837	84,991
Purchase accounting adjustments	(465)	(41)	—	13	(493)

Total incurred	$43,844	$14,923	$24,881	$850	$84,498

Incurred losses by segment were as follows for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$39,880	$15,274	$26,114	$5,746	$87,014
Current period discount	(1,078)	(532)	—	—	(1,610)
Prior year, gross of discount	(2,703)	(1,960)	(993)	19,257	13,601
Accretion of prior period discount	928	480	—	—	1,408

Total incurred before purchase accounting adjustments	37,027	13,262	25,121	25,003	100,413
Purchase accounting adjustments	(492)	(80)	—	24	(548)

Total incurred	$36,535	$13,182	$25,121	$25,027	$99,865

Incurred losses by segment were as follows for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$34,962	$14,800	$24,536	$8,163	$82,461
Current period discount	(979)	(536)	—	—	(1,515)
Prior year, gross of discount	(8,398)	(3,023)	(961)	4,844	(7,538)
Accretion of prior period discount	787	562	—	—	1,349

Total incurred before purchase accounting adjustments	26,372	11,803	23,575	13,007	74,757
Purchase accounting adjustments	(758)	(132)	—	42	(848)

Total incurred	$25,614	$11,671	$23,575	$13,049	$73,909

For the years ended December 31, 2009, 2008 and 2007, the Company (decreased) increased its reserves for unpaid losses and LAE, including the accretion of prior period discount on its workers’ compensation insurance and segregated portfolio cell reinsurance reserves for unpaid losses and LAE, by the following amounts (in thousands):

	2009	2008	2007
Workers’ compensation insurance	$(2,674)	$(1,775)	$(7,611)
Segregated portfolio cell reinsurance	(2,162)	(1,480)	(2,461)
Specialty reinsurance	—	19,257	4,844

Subtotal	(4,836)	16,002	(5,228)
Group benefits insurance	(611)	(993)	(961)

Total	$(5,447)	$15,009	$(6,189)

Workers’ Compensation Insurance

For the years ended December 31, 2009, 2008 and 2007, the Company (decreased) increased its workers’ compensation insurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2009	2008	2007
2008	$—	$—	$—
2007	(1,170)	(1,203)	—
2006	(1,504)	(400)	(2,048)
2005	—	(650)	(3,400)
2004	(250)	(200)	(1,700)
2003	(325)	(100)	(750)
2002	(500)	—	(500)
2001	—	—	—
2000 and prior	—	(150)	—

Total before discount accretion	(3,749)	(2,703)	(8,398)
Discount accretion	1,075	928	787

Total	$(2,674)	$(1,775)	$(7,611)

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year workers’ compensation loss reserves of $3.7 million, representing 6.8% of the Company’s estimated workers’ compensation net loss reserves as of December 31, 2008 and 5.1% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2009. The favorable development arose mostly from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs. Furthermore, the Company was able to settle a large amount of Pennsylvania claims via compromise and release, which is a lump sum cash payment in exchange for a full and final claim settlement. Management attributes the large amount of compromise and release claim closures to the difficult economic conditions and the claimants’ choosing a lump sum cash settlement over the continuation of a workers’ compensation annuity payment.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year workers’ compensation loss reserves of $2.7 million, representing 6.3% of the Company’s estimated workers’ compensation net loss reserves as of December 31, 2007 and 4.1% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2008. The favorable development arose mostly from accident year 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting the continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs and an improved economy in the Company’s underwriting territories during the first nine months of 2008.

For the year ended December 31, 2007, the Company recognized net favorable development on prior accident year workers’ compensation loss reserves of $8.4 million, representing 20.1% of the Company’s estimated workers’ compensation net loss reserves as of December 31, 2006 and 14.9% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2007. The favorable development arose mostly from accident years 2004, 2005 and 2006, and resulted from actual loss development being less than the Company had expected based on its historical loss development experience. The loss development factors used by the Company to determine its workers’ compensation loss reserves as of December 31, 2006 were based on its loss development history at that time. During 2007, the Company’s favorable loss development relative to its historical experience was driven by favorable effects from its loss mitigation efforts, which include greater availability and use of employers’ return to work programs, an improved economy relative to the historical experience of the Company, and significant claim settlements during 2007 at amounts less than reserves previously established.

Segregated Portfolio Cell Reinsurance

For the years ended December 31, 2009, 2008 and 2007, the Company (decreased) increased its segregated portfolio cell reinsurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2009	2008	2007
2008	$(1,506)	$—	$—
2007	(247)	(1,011)	—
2006	(663)	(1,023)	(2,404)
2005	76	402	(901)
2004	(268)	(232)	135
2003	68	(47)	(56)
2002	(24)	(26)	84
2001	(45)	(27)	73
2000 and prior	(144)	4	46

Total before discount accretion	(2,753)	(1,960)	(3,023)
Discount accretion	591	480	562

Total	$(2,162)	$(1,480)	$(2,461)

The Company estimates and records reserves for its segregated portfolio cell reinsurance segment in the same manner as for its workers’ compensation insurance segment. Furthermore, the Company’s underwriting, claim administration and risk management services are consistent between its workers’ compensation insurance and segregated portfolio cell reinsurance segments. This is because the segregated portfolio cell reinsurance and workers’ compensation insurance segments derive their books of business from the same general business demographics and geography.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance loss reserves of $2.8 million, representing 12.6% of the Company’s estimated segregated portfolio cell reinsurance net loss reserves as of December 31, 2008 and 11.1% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2008. The favorable development arose mostly from accident years 2006 and 2008, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance loss reserves of $2.0 million, representing 9.4% of the Company’s estimated segregated portfolio cell reinsurance net loss reserves as of December 31, 2007 and 8.4% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2008. The favorable development arose mostly from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs and an improved economy in the Company’s underwriting territories during the first nine months of 2008.

For the year ended December 31, 2007, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance loss reserves of $3.0 million, representing 14.3% of the Company’s estimated segregated portfolio cell reinsurance net loss reserves as of December 31, 2006 and 13.2% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2007. The favorable development arose mostly from accident years 2005 and 2006, and resulted from actual loss development being less than the Company had expected based on its historical loss development experience. The loss development factors used by the Company to determine its segregated portfolio cell reinsurance loss reserves as of December 31, 2006 were based on its loss development history at that time. During 2007, the Company’s favorable loss development relative to its historical experience was driven by favorable effects from its loss mitigation efforts, which include greater availability and use of employers’ return to work programs, an improved economy relative to the historical experience of the Company, and significant claim settlements during 2007 at amounts less than previously established.

Group Benefits Insurance

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year group benefits insurance reserves of $611,000. The favorable development primarily reflects a decrease in prior accident year dental and short-term disability reserves of $457,000 as a result of better than expected claim experience. The Company’s long-term disability reserves also decreased $328,000, primarily related to prior year claim terminations.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year group benefits insurance reserves of $993,000. The favorable development primarily reflects a decrease in prior accident year dental and short-term disability reserves of $613,000 as a result of better than expected claim experience. The Company also decreased its term life reserves by $264,000 as a result of lower than expected reported death claims.

For the year ended December 31, 2007, the Company recognized net favorable development on prior accident year group benefits insurance reserves of $961,000. The favorable development primarily reflects a decrease in prior accident year dental and short-term disability reserves of $709,000 as a result of better than expected claim experience. The Company’s long-term disability reserves decreased $286,000, primarily related to prior year claim terminations. The Company also decreased its term life reserves by $175,000 as a result of lower than expected reported death claims.

Run-Off Specialty Reinsurance

For the years ended December 31, 2009, 2008 and 2007, the Company increased (decreased) its specialty reinsurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2009	2008	2007
2008	$—	$—	$—
2007	—	7,225	—
2006	—	4,088	423
2005	—	3,296	755
2004	—	1,357	859
2003	—	1,430	998
2002	—	783	1,891
2001	—	565	829
2000 and prior	—	513	(911)

	$—	$19,257	$4,844

For the year ended December 31, 2009, there was no development recorded on prior accident year specialty reinsurance loss reserves. While there was no reserve development recorded in 2009, there is significant uncertainty related to the estimation of the specialty reinsurance loss and LAE reserves. The Company is dependent on the ceding company to provide accurate loss information on a quarterly basis from which management estimates the specialty reinsurance loss and LAE reserves. In the event the loss information received by the Company reflected higher losses than anticipated, as occurred in 2008 and 2007, the Company may incur additional losses related to this segment. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates” for additional information regarding the uncertainty related to the estimation of the specialty reinsurance loss and LAE reserves.

For the year ended December 31, 2008, the Company recognized net unfavorable development on prior accident year specialty reinsurance loss reserves of $19.3 million, representing 77.2% of the Company’s estimated specialty reinsurance net loss reserves as of December 31, 2007. The unfavorable development arose mostly from accident years 2005, 2006 and 2007, and was the result of a significant increase in reported losses from the ceding company, primarily related to the EnviroGuard program. The Company receives quarterly loss statements from the ceding company. The statements received for the fourth quarter of 2008 indicated reported losses much greater than the Company had observed in the past. As these reported losses were incorporated into the quarterly actuarial review, management also considered input from the annual claims audit, which was completed in January 2009. During the claims audit, management determined that the increase in losses reported by the ceding company was primarily attributable to adverse loss trends emerging in calendar year 2008 from prior accident years. Management also identified the primary factors that contributed to the increased losses reported to the Company. Those factors include 1) an improvement in the ceding company’s ability to estimate loss costs earlier in the claims process, including the receipt of damage estimates from contractors and consultants, 2) states becoming more aggressive in requiring quicker, more extensive clean-up and an increase in construction costs related to the clean-up, and 3) courts limiting the ability of insurance companies to enforce coverage limitations as the courts became more interested in an expeditious clean up due to environmental concerns. Based on the results of the claims audit, management updated its quarterly actuarial analysis as of December 31, 2008 to reflect higher loss development factors than had previously been applied to the reported loss data, which was previously based on the Company’s historical loss experience and industry loss development statistics.

For the year ended December 31, 2007, the Company recognized net unfavorable development on prior accident year specialty reinsurance loss reserves of $4.8 million, representing 24.6% of the Company’s estimated specialty reinsurance net loss reserves as of December 31, 2006. The unfavorable development arose mostly from accident years 2001, 2002, 2003, 2004 and 2005, and resulted from an increase in reported losses from the ceding company primarily related to the EIA liability product.

The analysis in the following table presents the development of the Company’s reserves for unpaid losses and LAE from December 31, 1999 to December 31, 2009. The first line in the table shows the reserves for unpaid losses and LAE, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of losses and LAE, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The next section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or unfavorable development of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative, the estimated favorable or unfavorable development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over- or under-estimated. The “cumulative redundancy/(deficiency)” is as of December 31, 2009, which represents the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate (in thousands).

	As of December 31,
	1999 (2)	2000 (2)	2001 (2)	2002 (2)	2003 (2)	2004 (2)	2005 (2)	2006 (1)	2007 (1)	2008 (1)	2009 (1)
Reserves for unpaid losses and LAE, net of reinsurance	$34,279	$38,156	$43,363	$49,871	$58,500	$74,430	$83,389	$94,338	$99,801	$127,679	$121,945
Cumulative amount of liability paid through:
One year later	18,460	21,248	23,111	23,399	23,449	24,178	27,598	31,968	38,447	47,226	—
Two years later	20,344	25,890	30,462	34,122	34,882	37,688	43,235	51,612	61,078	—	—
Three years later	21,799	29,330	35,030	39,742	41,609	47,480	53,922	64,247	—	—	—
Four years later	23,050	31,022	37,812	43,186	46,805	52,500	60,738	—	—	—	—
Five years later	23,904	32,834	39,806	46,026	50,063	56,252	—	—	—	—	—
Six years later	24,833	34,194	40,842	48,040	52,253	—	—	—	—	—	—
Seven years later	25,580	34,615	42,314	49,140	—	—	—	—	—	—	—
Eight years later	26,127	35,798	42,597	—	—	—	—	—	—	—	—
Nine years later	27,049	35,884	—	—	—	—	—	—	—	—	—
Ten years later	27,121	—	—	—	—	—	—	—	—	—	—

Liability estimated as of:
One year later	27,226	33,708	39,375	48,689	56,844	66,122	77,193	87,843	112,438	122,077	—
Two years later	28,329	36,018	42,664	50,143	57,247	66,045	75,401	96,890	107,868	—	—
Three years later	28,110	36,720	44,375	51,751	57,668	67,539	81,724	93,818	—	—	—
Four years later	28,330	37,693	45,808	52,986	59,744	70,976	80,572	—	—	—	—
Five years later	28,857	39,333	46,349	54,798	62,510	69,799	—	—	—	—	—
Six years later	29,743	39,603	46,582	56,438	61,707	—	—	—	—	—	—
Seven years later	29,812	38,925	47,661	55,822	—	—	—	—	—	—	—
Eight years later	29,171	39,440	47,643	—	—	—	—	—	—	—	—
Nine years later	29,453	39,498	—	—	—	—	—	—	—	—	—
Ten years later	29,635	—	—	—	—	—	—	—	—	—	—
Cumulative total redundancy (deficiency)	$4,644	$(1,342)	$(4,280)	$(5,951)	$(3,207)	$4,631	$2,817	$520	$(8,067)	$5,602	$121,945

Gross liability—end of year	39,042	44,141	49,327	57,955	67,549	84,555	97,755	107,027	113,068	144,280	138,544
Reinsurance recoverables	4,763	5,985	5,964	8,084	9,049	10,125	14,366	12,689	13,267	16,601	16,599

Net liability—end of year	$34,279	$38,156	$43,363	$49,871	$58,500	$74,430	$83,389	$94,338	$99,801	$127,679	$121,945

Gross re-estimated liability—latest	33,996	47,770	56,947	69,234	74,051	81,951	94,941	106,169	120,370	136,663	—
Re-estimated reinsurance recoverables—latest	4,361	8,272	9,304	13,412	12,344	12,152	14,369	12,351	12,502	14,586	—

Net re-estimated liability—latest	$29,635	$39,498	$47,643	$55,822	$61,707	$69,799	$80,572	$93,818	$107,868	$122,077	$—

Gross cumulative redundancy (deficiency), including run-off group medical business	$5,046	$(3,629)	$(7,620)	$(11,279)	$(6,502)	$2,604	$2,814	$858	$(7,302)	$7,617	$—
Less: Gross cumulative redundancy related to run-off group medical business (3)	(5,201)	(4,311)	(6,314)	(5,508)	(1,937)	(332)	(290)	(245)	(245)	—	—

Gross cumulative redundancy (deficiency), excluding run-off group medical business	$(155)	$(7,940)	$(13,934)	$(16,787)	$(8,439)	$2,272	$2,524	$613	$(7,547)	$7,617	$—

Gross liability, end of year	$39,042	$44,141	$49,327	$57,955	$67,549	$87,555	$97,755	$107,027	$113,068	$144,280	$138,544
Professional group long-term disability reserves	27,443	24,285	21,843	19,082	18,921	17,152	16,330	12,453	11,132	9,997	8,664
Term life premium waiver reserves	3,868	4,474	4,458	4,305	4,661	4,783	5,333	4,815	4,482	3,766	3,742
Other	109	74	73	52	39	41	74	256	57	37	25

Total reserves for unpaid losses and LAE	$70,462	$72,974	$75,701	$81,394	$91,170	$106,531	$119,492	$124,551	$128,739	$158,080	$150,975

(1)	The reserves for unpaid losses and LAE as of December 31, 2009, 2008, 2007 and 2006 are reflected before the impact of purchase accounting adjustments of $537, $1,037, $1,049 and $1,895, respectively.
(2)	The reserves for unpaid losses and LAE for December 31, 1999 through December 31, 2005 have been restated to reflect the workers’ compensation insurance, segregated portfolio cell reinsurance, and run-off specialty reinsurance operations.
(3)	For purposes of understanding the Company’s reserve estimation results for its current lines of business, the gross cumulative redundancy related to the Company’s discontinued group medical business has been deducted from the total gross cumulative redundancy (deficiency) for the years ended December 31, 1999 through December 31, 2005.

A.M. Best Rating

A.M. Best rates insurance companies based on factors of concern to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, its book of business, the adequacy and soundness of its reinsurance programs, the quality and estimated fair value of its investments, the adequacy of its reserves and surplus, its capital structure, the experience and competence of its management, and its marketing presence. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to its policyholders. Their evaluation is not directed at investors. As of December 31, 2009, Eastern Alliance Insurance Group had a financial strength rating of “A-” (Excellent) with a positive outlook. ELH and Eastern Re had a financial strength rating of “A-” (Excellent) with a stable outlook. An “A-” (Excellent) financial strength rating is the fourth highest out of 16 rating classifications.

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

The property and casualty insurance market is highly competitive. The Company competes with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. In its workers’ compensation insurance segment, the Company considers its principal competitors to be PMA Capital Insurance Group, Erie Insurance Group, Guard Insurance Group, Selective Insurance Group, Cincinnati Insurance Company, Lackawanna Insurance Group, Accident Fund Insurance Company of America, and the Pennsylvania State Workers’ Insurance Fund.

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

Investments

The Company’s investment portfolio consists of fixed income securities, convertible bonds, equity securities, and other long-term investments in various limited partnerships. The management and accounting for the Company’s investment function is outsourced to third parties. The Company has established an investment policy, approved by the Finance/Investment Committee of the Board of Directors, which has been communicated to the Company’s external investment managers. In addition, the Company has hired an independent investment consultant to oversee the Company’s investment managers and to assist the Company in setting and monitoring its investment policy.

The Company’s investment objectives are:

•	to meet insurance regulatory requirements;

•	to maintain adequate liquidity in its insurance subsidiaries;

•	to preserve capital through a well diversified, high quality investment portfolio; and

•	to maximize after tax income while generating competitive after tax total rates of return.

The Company evaluates the performance of its investments through the use of various industry benchmarks. Benchmarks have been selected for each investment manager and/or portfolio and are reviewed on a quarterly basis by management and the Company’s Finance/Investment Committee. For the year ended December 31, 2009, the Company’s taxable equivalent total return, net of management fees, was 10.26%, compared to the composite benchmark return of 14.36%.

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

The following table sets forth consolidated information concerning the Company’s investments as of December 31, 2009 and 2008 (in thousands).

	At December 31,
	2009		2008
	Amortized Cost or Cost	Estimated Fair Market Value	Amortized Cost or Cost	Estimated Fair Market Value
U.S. Treasuries and government agencies	$22,795	$23,597	$26,463	$28,630
State, Municipalities and political subdivisions	39,624	41,500	45,109	46,537
Corporate securities	52,850	54,937	60,480	60,617
Residential mortgage-backed securities	28,657	29,327	16,349	17,614
Commercial mortgage-backed securities	8,932	8,652	12,896	11,445
Collateralized mortgage obligations	18,045	18,079	13,477	13,109
Other structured securities	702	639	5,328	5,184

Total fixed income securities	171,605	176,731	180,102	183,136

Equity securities	17,117	21,273	22,287	17,162
Convertible bonds	14,921	16,677	13,783	12,346
Other long-term investments	10,220	10,315	10,586	9,519

Total investments	$213,863	$224,996	$226,758	$222,163

Other structured securities include other asset-backed securities collateralized by home equity loans, credit card receivables and manufactured homes.

As of December 31, 2009 and 2008, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	2009	2008
Multi-strategy fund of funds	$4,908	$4,421
Natural resources	2,361	2,130
Structured finance opportunity fund	2,410	1,958
Municipal bond arbitrage	—	466
Open-ended investment fund	573	470
Real estate	58	66

Total	$10,310	$9,511

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security is in a continuous unrealized loss position as of December 31, 2009 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$6,715	$(39)	$—	$—	$6,715	$(39)
States, municipalities, and political subdivisions	2,757	(56)	—	—	2,757	(56)
Corporate securities	4,491	(38)	124	(2)	4,615	(40)
Residential mortgage-backed securities	2,947	(21)	—	—	2,947	(21)
Commercial mortgage-backed securities	1,991	(31)	4,201	(308)	6,192	(339)
Collateralized mortgage obligations	1,327	(44)	1,771	(223)	3,098	(267)
Other structured securities	—	—	564	(79)	564	(79)

Total fixed income securities	20,228	(229)	6,660	(612)	26,888	(841)
Equity securities	—	—	—	—	—	—

Total fixed income and equity securities	$20,228	$(229)	$6,660	$(612)	$26,888	$(841)

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

As of December 31, 2009, the Company held 49 fixed income securities with gross unrealized losses totaling $841. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of December 31, 2009.

For the year ended December 31, 2009, the Company recorded other-than-temporary impairments related to its fixed income and equity securities of $189,000 and $4.3 million, respectively. One fixed income security was impaired as a result of management’s intent to sell the security. This security was sold in the second quarter of 2009. The other fixed income security was impaired as a result of management determining that a credit loss had been incurred. The Company’s equity security impairments resulted from the securities being in an unrealized loss position for more than 12 months.

As of December 31, 2009, the Company held asset-backed securities with an estimated fair value of $56.7 million. The types of underlying assets collateralizing these securities, the weighted average issuance date, average credit rating and the estimated fair values as of December 31, 2009 are as follows:

Asset Type	Weighted Average Year of Issuance	Weighted Average Credit Rating	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	2008	AAA	$29,327
Collateralized mortgage obligations (CMO)	2006	AA+	18,079
Commercial mortgage-backed securities (CMBS)	2005	AA+	8,652
Sub-prime home equity loans	2002	AA-	374
Credit card receivables	2004	AAA	198
Manufactured homes	2003	AAA	68

Total			$56,698

The Company held 49 RMBS securities as of December 31, 2009, all of which were rated AAA. These securities were all issued by government agencies.

The Company held 39 CMO securities with credit ratings that ranged from BB to AAA as of December 31, 2009. These securities were rated AAA, except for two securities with a BB rating.

The Company held 24 CMBS securities as of December 31, 2009 with credit ratings that ranged from A- to AAA as of December 31, 2009. These securities were rated AAA, except for one security that was rated AA-, one security rated A, and one security rated A-.

The Company held three sub-prime home equity loan securities with credit ratings that ranged from BBB to AAA as of December 31, 2009. One security was rated AAA, one security was rated AA, and one security was rated BBB.

The Company held one security collateralized by credit card receivables and two securities collateralized by manufactured home loans. These securities were all rated AAA.

As of December 31, 2009, the Company held insurance enhanced securities, net of pre-refunded municipal bonds that are escrowed in U.S. government obligations, with an estimated fair value of $19.2 million, which represents approximately 8.5% of the Company’s total investments as of December 31, 2009. Municipal bonds made up 100% of the insurance enhanced securities.

The following table provides a breakdown of the ratings for these insurance enhanced securities, net of pre-refunded municipal bonds, with and without insurance (in thousands):

Ratings	Ratings With Insurance	Ratings Without Insurance
AAA	$11,032	$2,704
AA	6,745	12,082
A	1,380	3,497
BBB	—	387
Rating not available	—	487

Total	$19,157	$19,157

These securities had an average credit rating of AA+ as of December 31, 2009 (average credit rating of AA without the benefit of insurance).

The Company’s indirect exposure to third party insurers, by percent of estimated fair value as of December 31, 2009 was as follows:

Insurer	Percentage of Estimated Fair Value
Assured Guaranty Municipal Corporation	37.5%
National Re	27.6%
National Re FGIC	15.8%
AMBAC Financial Group, Inc.	14.5%
Berkshire Hathaway Assurance Group	3.0%
Financial Guaranty Insurance Company	1.6%

Total	100.0%

The following table shows the ratings distribution of the Company’s fixed income securities and convertible bonds, excluding fixed income securities of the segregated portfolio cell reinsurance segment, as a percentage of the total market value of the fixed income portfolio as of December 31, 2009 (dollars in thousands).

	Total	Percentage of Total Market Value
“AAA”	$97,671	59.9%
“AA”	25,198	15.5%
“A”	25,636	15.7%
“BBB”	6,385	3.9%
Below Investment Grade	6,778	4.2%
Not Rated	1,280	0.8%

Total	$162,948	100.0%

Note: The Company has excluded the segregated portfolio cell reinsurance segment’s investment credit ratings from the above table because management believes the exclusion of the credit ratings of the segregated portfolio cell reinsurance segment’s fixed income securities provides a more transparent understanding of the underlying risk in the Company’s fixed income portfolio.

The amortized cost and estimated fair value of fixed income securities and convertible bonds as of December 31, 2009, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value
Less than one year	$20,135	$20,351
One through five years	63,746	66,918
Five through ten years	23,578	24,692
Greater than ten years	23,433	25,389
Mortgage-backed securities	55,634	56,058

Total	$186,526	$193,408

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

Employees

As of December 31, 2009, the Company had 198 full time employees. The Company’s employees are not represented by a union. The Company considers its relationship with its employees to be excellent.

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

State insurance laws and regulations require insurance companies to file financial statements with insurance departments everywhere they do business, and the operations of insurance companies are subject to examination by those departments at any time. EIHI’s domestic insurance subsidiaries prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

Examinations

Examinations of the EIHI’s insurance subsidiaries are conducted by the domiciliary insurance department every three to five years. The Pennsylvania Insurance Department’s most recent examinations of Eastern Alliance, Allied Eastern and ELH for which a report was issued were as of December 31, 2006. The Indiana Insurance Department’s most recent examination of ESIC for which a report was issued was as of December 31, 2004. The Company has been notified by the Indiana Insurance Department that ESIC will be examined in 2010. These examinations did not result in any adjustments to the financial position of the insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the Company’s operations. The Pennsylvania Insurance Department conducted an organizational examination of Eastern Advantage as of October 24, 2007.

Risk-Based Capital Requirements

Pennsylvania and Indiana impose the NAIC risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business and other relevant risks as are set forth in the risk-based capital instructions. As of December 31, 2009, the capital levels of EIHI’s insurance subsidiaries exceeded risk-based capital requirements.

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

As a result of the unfavorable loss reserve development recorded at Eastern Re for the year ended December 31, 2008, EIHI made a capital contribution of $23.0 million to Eastern Re on March 6, 2009 to ensure Eastern Re remained solvent and met the minimum capital requirement of $120,000. For additional information related to the capital contribution, refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources”.

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

Dividend Restrictions

EIHI’s ability to declare and pay dividends will depend in part on dividends received from its insurance subsidiaries. Our domestic insurance subsidiaries’ ability to pay dividends to the Company is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania or Indiana Insurance Departments is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement.

Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to EIHI.

On March 6, 2009, the Pennsylvania Insurance Commissioner approved the payment of extraordinary dividends to EIHI from Eastern Alliance, Allied Eastern and ELH in the amount of $10.0 million, $2.0 million and $13.0 million, respectively. The $13.0 million dividend from ELH included $8.0 million previously approved by the Pennsylvania Insurance Commissioner in 2008, for which ELH had not made payment to EIHI. The proceeds from the dividends were used to fund EIHI’s capital contribution to Eastern Re of $23.0 million.

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

If we determine that our reserves for unpaid losses and LAE are inadequate, we will have to increase them. This adjustment would reduce income during the period in which the adjustment is made, which could have a material adverse impact on our financial condition and results of operations. For additional information, see “Item 1—Business, Loss and LAE Reserves” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Polices and Estimates.”

Our run-off specialty reinsurance segment may experience additional losses in the event actual losses exceed our loss reserve estimates.

The estimation of the Company’s loss reserves in its run-off specialty reinsurance segment is subject to significant uncertainty and the reserves for unpaid losses and LAE as of December 31, 2009 could prove to be inadequate, which would require us to increase the reserves and incur additional losses. We are dependent on the ceding company to provide accurate paid loss information on a quarterly basis from which we estimate the run-off specialty reinsurance reserves. Furthermore, we use external and internal benchmark data to assist in the estimation of the loss and LAE reserves, both of which have limited loss development data to produce credible trends. For example, the run-off specialty reinsurance reserves were increased for the years ended December 31, 2008 and 2007 by $19.3 million and $4.8 million, respectively, as a result of an increase in reported losses from the ceding company that were much greater than we had observed in the past. For additional information related to our process for estimating the run-off specialty reinsurance reserves, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.”

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

We are subject to credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. The Company had net reinsurance recoverables of $28.5 million as of December 31, 2009. For example, some of our reinsurers have been adversely impacted by the current economic environment and deterioration in the investment markets and, as a result, have been downgraded by A.M. Best, which could negatively impact the reinsurers’ results of operations or financial condition. If our reinsurers are not capable of fulfilling their financial obligations to us, including the inability to secure the necessary collateral provided under the reinsurance agreements, our insurance losses would increase, which would negatively affect our financial condition and results of operations.

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. As of December 31, 2009, the Company had investments of $225.0 million. For the year ended December 31, 2009, the Company had $7.1 million of net investment income, representing 4.9% of its total revenues. Our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. In particular, an unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

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

As of December 31, 2009, MBSs, including CMOs, constituted 24.9% of the market value of the Company’s investment portfolio. MBSs and CMOs are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and/or refinanced by the borrowers in order to take advantage of lower interest rates. MBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of prepayments. In addition, during such periods, we generally will be unable to reinvest the proceeds of any prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases, and we may receive interest payments that are below the then prevailing interest rate for longer than expected. MBSs that have an amortized cost that is less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

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

Competition in these markets is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies and the experience of the insurer in the line of insurance to be written. The Company’s insurance subsidiaries compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Our principal competitors in the group benefits market include Aetna, Inc., Assurant, Inc., Guardian Life Insurance Company, and Metropolitan Life Insurance Company. Our principal competitors in the workers’ compensation insurance market include PMA Capital Insurance Group, Erie Insurance Group, Guard Insurance Group, Penn National Insurance Company, Selective Insurance Group, Cincinnati Insurance Company, Lackawanna Insurance Group, Accident Fund Insurance Company of America, and the Pennsylvania State Workers’ Insurance Fund. Many of these competitors have higher ratings and substantially greater financial, technical and operating resources than we have. The group benefits and workers’ compensation lines of insurance are subject to significant price competition. If competitors price their products aggressively, our ability to grow or renew our business may be adversely affected. We pay producers on a commission basis to produce business. Some competitors may offer higher commissions to independent producers or offer insurance at lower premium rates through the use of salaried personnel or other distribution methods that do not rely on independent producers. Increased competition could adversely affect our ability to attract and retain business and thereby reduce our profits from operations.

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

Our products are marketed by independent producers. Other insurance companies compete with the Company for the services and allegiance of these producers. Because they are independent, these producers are not obligated to direct business to the Company and may choose to direct business to our competitors, or may direct less desirable risks to us. The Company’s ten largest producers in its workers’ compensation insurance segment accounted for 55.1% of its direct premiums written for the year ended December 31, 2009. The Company’s two largest producers, E.K. McConkey and The Alliance of Central PA, Inc., in its workers’ compensation insurance segment accounted for 12.9% and 11.6% of direct premiums written, respectively, for the year ended December 31, 2009. No other producer accounted for more than 10.0% of direct premiums written in the Company’s workers’ compensation insurance segment for the year ended December 31, 2009. No independent producer accounted for more than 10.0% of the Company’s group benefits insurance direct premiums written for the year ended December 31, 2009. If premium volume produced by any of the Company’s large producers were to decrease significantly, it would have a material adverse effect on us.

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

For the year ended December 31, 2009, 79.8% of the Company’s workers’ compensation premium was written in Pennsylvania. The Company’s workers’ compensation insurance business is affected by the economic health of Pennsylvania for two principal reasons. First, premium growth is dependent upon payroll growth, which, in turn, is affected by economic conditions. Second, losses and LAE can increase in weak economic conditions because it is more difficult to return injured workers to the job when employers are otherwise reducing payrolls. Finally, as a result of the Company’s high concentration of Pennsylvania business, the Company can be adversely affected by any material change in Pennsylvania law or regulation or any Pennsylvania court decision affecting workers’ compensation carriers generally.

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

Risk Factors Relating to Our Common Stock

Directors and management could effectively control certain situations that may be viewed as contrary to your interests.

The extent of management’s control over the Company is related to the following factors:

•	Directors and management owned approximately 18.3% of the Company’s outstanding stock as of December 31, 2009.

•

The employee stock ownership plan (“ESOP”) owns 7.7%, or 747,500 shares, of the Company’s outstanding stock as of December 31, 2009. The shares held by the ESOP will be voted in the manner directed by the ESOP participants.

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

Provisions of the Pennsylvania Business Corporation Law, which we refer to as the PBCL, that are applicable to publicly traded companies provide, among other things, that we may not engage in a business combination with an “interested shareholder” during the five-year period after the interested shareholder became such, except under certain specified circumstances. Under the PBCL, an interested shareholder is generally a holder of 20% or more of our voting stock. The PBCL also contains provisions providing for the ability of shareholders to object to the acquisition by a person, or group of persons acting in concert, of 20% or more of our outstanding voting securities and to demand that they be paid a cash payment for the fair value of their shares from the controlling person or group.

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

The Company also has regional offices in Charlotte, North Carolina and Indianapolis, Indiana and leases office space in each of these locations under multi-year operating leases expiring in January 2013 and March 2017, respectively.

The home office building is used by the workers’ compensation insurance, group benefits insurance and corporate/other segments. The regional office space in North Carolina and Indiana is primarily used by the workers’ compensation insurance segment.

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

Item 4—Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of the holders of our common stock during the fourth quarter of 2009.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The no par value common stock trades on the NASDAQ National Market under the symbol “EIHI”. As of March 3, 2010, there were 560 registered holders of record of our common stock.

During 2009, the Company paid four quarterly dividends of $0.07/share. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects.

The table below sets forth information with respect to the amount and frequency of dividends declared on our common stock for the years ended December 31, 2009 and 2008. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by EIHI Board	Type of and Amount of Dividend		Record Date for Payment	Payment Date
February 19, 2009	Regular	$0.07 cash per share	March 13, 2009	March 27, 2009
May 14, 2009	Regular	$0.07 cash per share	June 12, 2009	June 26, 2009
August 13, 2009	Regular	$0.07 cash per share	September 11, 2009	September 25, 2009
November 12, 2009	Regular	$0.07 cash per share	December 11, 2009	December 24, 2009

Date of Declaration by EIHI Board	Type of and Amount of Dividend		Record Date for Payment	Payment Date
February 14, 2008	Regular	$0.07 cash per share	March 14, 2008	March 28, 2008
May 13, 2008	Regular	$0.07 cash per share	June 13, 2008	June 27, 2008
August 14, 2008	Regular	$0.07 cash per share	September 12, 2008	September 26, 2008
November 13, 2008	Regular	$0.07 cash per share	December 12, 2008	December 29, 2008

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

The table below sets forth the high and low sales prices of our common stock for each quarterly period as reported by the NASDAQ for the years ended December 31, 2009 and 2008.

	2009		2008
	Low	High	Low	High
1st quarter	$5.56	$10.91	$13.41	$17.10
2nd quarter	$6.94	$10.00	$14.25	$16.99
3rd quarter	$8.77	$10.72	$12.77	$16.00
4th quarter	$6.75	$9.90	$6.25	$14.72

Equity Compensation Plan Information

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) on December 18, 2006. Under the terms of the Stock Incentive Plan, stock awards may be made in the form of incentive stock options, non-qualified stock options or restricted stock. The following table provides the total number of stock awards outstanding, including the weighted average exercise price, as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	612,523	$14.36	383,235	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	612,523	$14.36	383,235	(1)

(1)	Beginning with calendar year 2008, the number of securities available for future issuance under the Stock Incentive Plan is automatically increased on January 1 by an amount equal to 1.0% of the total outstanding common shares on the last trading day of December of the immediately preceding calendar year. The number of securities available for future issuance can be in the form of stock options or restricted stock.

Performance Graph

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s common stock for the year ended December 31, 2009 compared to the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the SNL Insurance Underwriter Index. The chart depicts the value on December 31, 2009 of a $100 investment made on June 19, 2006.

	Period Ending
Index	06/19/06	06/30/06	12/31/06	12/31/07	12/31/08	12/31/09
Eastern Insurance Holdings, Inc.	100.00	112.18	127.61	146.38	72.88	80.65
NASDAQ Composite	100.00	102.92	114.45	125.68	74.73	107.52
SNL Insurance Underwriter Index	100.00	101.66	116.30	116.88	60.74	70.53

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

There were no purchases of our common stock during the year ended December 31, 2009. As of December 31, 2009, the Company has repurchased 2,091,757 shares, and has approximately $9.6 million authorized for future repurchases.

The following table presents information with respect to those purchases of our common stock made during the year ended December 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	113,757	$16.23	113,757	915,878
February 1-28, 2008	540,271	$16.50	540,271	375,607
March 1-31, 2008	156,193	$15.38	156,193	219,414
April 1-30, 2008	74,610	$15.76	74,610	144,804
May 1-31, 2008	81,800	$15.99	81,800	63,004
June 1-30, 2008	31,797	$15.82	31,797	31,207	(a)
July 1-31, 2008	21,563	$15.05	21,563	9,644	(a)
August 1-31, 2008	10,826	$15.18	10,826	—	(a)
September 1-30, 2008	3,472	$15.16	3,472	—	(a)
October 1-31, 2008	8,290	$9.42	8,290	—	(a)
November 1-30, 2008	21,057	$8.81	21,057	—	(a)
December 1-31, 2008	11,256	$8.23	11,256	—	(a)

Total	1,074,892	$15.86	1,074,892

(a)	The maximum number of remaining shares represents the difference between 2,046,500 authorized shares and the number of shares repurchased. The approval to repurchase an additional $10 million of the Company’s common stock is not included in this amount.

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

	At or for the Years Ended December 31,
	2009	2008 (1)	2007	2006 (2)	2005 (3)
Income Statement Data:
Direct premiums written	$120,187	$111,999	$101,761	$65,935	$40,994
Reinsurance premiums assumed	29,902	33,106	43,183	17,836	—
Net premiums written	138,433	134,712	131,889	67,529	38,700
Net premiums earned	$134,986	$135,807	$129,495	$74,919	$38,702
Investment income, net of expenses	7,097	9,631	11,669	8,678	3,715
Change in equity interest in limited partnerships	1,261	(3,970)	759	314	100
Net realized investment gains (losses)	952	(11,117)	2,888	2,757	445
Other revenue	645	853	683	313	1,066

Total revenue	$144,941	$131,204	$145,494	$86,981	$44,028

Expenses:
Losses and LAE incurred	$84,552	$99,188	$73,588	$47,913	$27,090
Acquisition and other underwriting expenses	18,183	18,918	17,056	7,242	5,452
Other expenses	26,382	25,338	21,801	14,390	9,674
Amortization of intangibles	1,732	1,373	1,738	1,087	—
Policyholder dividend expense	432	551	543	239	—
Segregated portfolio dividend expense (4)	1,238	2,155	4,423	2,890	—

Total expenses	$132,519	$147,523	$119,149	$73,761	$42,216

Income (loss) before income taxes	$12,422	$(16,319)	$26,345	$13,220	$1,812
Income tax expense	4,021	1,064	7,662	4,942	685

Net income (loss)	$8,401	$(17,383)	$18,683	$8,278	$1,127

Selected Balance Sheet Data (at period end):
Total investments and cash and cash equivalents	$292,013	$275,038	$299,061	$288,288	$82,319
Total assets	391,524	377,311	385,518	368,206	111,225
Reserves for unpaid losses and LAE	151,512	159,117	129,788	126,467	44,137
Unearned premiums	46,099	42,365	39,826	34,600	95
Total liabilities	237,659	239,174	207,687	194,462	49,116
Total shareholders’ equity	153,865	138,137	177,831	173,744	62,109

U.S. GAAP Ratios:
Loss and LAE ratio (5)	62.6%	73.0%	56.8%	64.0%	70.0%
Expense ratio (6)	34.3%	33.6%	31.4%	30.3%	39.1%
Policyholder dividend expense ratio (7)	0.3%	0.4%	0.4%	0.3%	—
Combined ratio (8)	97.2%	107.0%	88.6%	94.6%	109.1%

Per Share Data:
Basic earnings per share	$0.92	$(1.90)	$1.78	$0.67	N/A
Diluted earnings per share	$0.91	$(1.90)	$1.72	$0.65	N/A
Cash dividends per share	$0.28	$0.28	$0.20	$—	N/A

Weighted Average Shares:
Basic	8,984,644	8,954,098	10,264,369	10,623,182	N/A
Diluted	9,051,701	8,954,098	10,604,349	N/A	N/A

(1)	Includes ESHC’s results of operations for the period from October 1, 2008 to December 31, 2008.
(2)	Includes ELH’s results of operations for the year ended December 31, 2006 and the results of operations of EHC and its subsidiaries for the period from June 17, 2006 to December 31, 2006.

(3)	Represents the financial condition and results of operations for ELH.
(4)	The net income of the segregated portfolio cell reinsurance segment is recorded as a segregated portfolio dividend expense, which represents the dividend earned by the segregated portfolio dividend participants during the period.
(5)	Calculated by dividing losses and LAE incurred by net premiums earned.
(6)	Calculated by dividing the sum of acquisition and other underwriting expenses, other expenses and amortization of intangibles by net premiums earned.
(7)	Calculated by dividing the policyholder dividend expense by net premiums earned.
(8)	The sum of the loss and LAE ratio, expense ratio and the policyholder dividend expense ratio.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s results of operations for the year ended December 31, 2009 reflect the improvement in the fixed income and equity security markets during 2009, partially offset by an increase in the combined ratios in the workers’ compensation insurance, segregated portfolio cell reinsurance and group benefits insurance segments. The 2009 results also reflect the run-off of the specialty reinsurance segment.

The workers’ compensation insurance segment’s combined ratio increased from 80.2% in 2008 to 87.7% in 2009. The increased combined ratio primarily reflects the impact of the current economic environment on the Company’s workers’ compensation loss and LAE ratio and an increase in the expense ratio. The increase in the loss and LAE ratio is due primarily to an increase in the 2009 accident year loss ratio reflecting management’s view of the current economic conditions. The increase in the expense ratio primarily reflects an increase in corporate expense allocations and the impact of premium rate decreases and audits of prior year policies that resulted in return premium to customers in 2009.

The segregated portfolio cell reinsurance segment’s combined ratio increased from 88.3% in 2008 to 91.3% in 2009. The increased combined ratio primarily reflects the impact of the current economic environment on the Company’s workers’ compensation loss and LAE ratio.

The group benefits insurance segment’s combined ratio increased from 97.4% in 2008 to 101.8% in 2009. The increased combined ratio primarily reflects an increase in the dental loss ratio and a higher expense ratio. The dental loss ratio has been affected by the competitive rate environment. The increased expense ratio primarily reflects higher salary costs, consulting expenses related to an upgrade of the group benefits policy administration system and an increase in corporate expense allocations.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, including assumed premiums earned, net investment income and net realized investment gains.

Direct and net premiums written. Direct premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Direct premiums written include all premiums billed during a specified policy period. Net premiums written is the difference between direct premiums written and premiums ceded or paid to reinsurers (ceded premiums written). In the segregated portfolio cell reinsurance segment, assumed premiums are derived from insurance contracts written by the Company and ceded to the segregated portfolio cells. In the run-off specialty reinsurance segment, assumed premiums represent premiums that were received under the quota-share reinsurance treaties and were reported to the Company directly from the broker one quarter in arrears.

Net premiums earned. Net premiums earned represent the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2009, one-half of the premiums would be earned in 2009 and the other half would be earned in 2010. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included with net premiums earned is an estimate for earned but unbilled final audit premiums. The Company can estimate earned but unbilled premiums because it keeps track, by policy, of how much additional premium is billed in final audit invoices as a percentage to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date. The majority of the Company’s group benefits insurance policies are billed on a monthly basis with premiums being earned in the month in which coverage is provided. As a result, there is minimal unearned premium related to the group benefits insurance policies as of the balance sheet date.

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

Loss ratio. The loss ratio is the ratio (expressed as a percentage) of losses and LAE incurred to net premiums earned and measures the underwriting profitability of a company’s insurance business. The Company measures the loss ratio on an accident year and calendar year loss basis to measure underwriting profitability. An accident year loss ratio measures losses and LAE for insured events occurring in a particular policy year, regardless of when they are reported, as a percentage of net premiums earned during that year. A calendar year loss ratio measures losses and LAE for insured events occurring during a particular policy year and the change in loss reserves from prior accident years as a percentage of net premiums earned during that year.

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

Net premiums written to statutory surplus ratio. The net premiums written to statutory surplus ratio represents the ratio of net premiums written to statutory surplus. This ratio measures the Company’s insurance subsidiaries’ exposure to pricing errors in its current book of business. The higher the ratio, the greater the impact on surplus should pricing prove inadequate.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance, group benefits insurance, and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves is an imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2009, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance segment as of December 31, 2009 and 2008 are summarized below (in thousands):

	2009	2008
Case reserves	$33,073	$34,897
Case incurred development, IBNR and unallocated LAE reserves	27,451	23,320
Amount of discount	(3,097)	(2,994)

Net reserves before reinsurance recoverables and purchase accounting	57,427	55,223
Reinsurance recoverables on unpaid losses and LAE	4,909	4,932
Purchase accounting adjustments	514	986

Reserves for unpaid losses and LAE	$62,850	$61,141

In its workers’ compensation insurance segment, the Company records reserves for estimated losses under insurance policies and for LAE related to the investigation and settlement of policy claims. The Company’s reserves for unpaid losses and LAE represent the estimated cost of reported and unreported losses and LAE incurred and unpaid at a given point in time. In establishing its workers’ compensation reserves, the Company uses loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In addition to case reserves, the Company establishes loss and ALAE reserves on an aggregate basis for case incurred development and IBNR claims. Case incurred development and IBNR reserves are primarily intended to provide for aggregate changes in preexisting case incurred amounts and, secondarily, to provide for the unpaid cost of IBNR claims for which an initial case reserve has not been established.

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

Paid Loss Development Method. The paid loss development method relies on paid losses to estimate ultimate losses and is mechanically identical to the incurred loss development method described above. The paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a paid loss development approach can be affected by many conditions, such as internal claim department processing changes, legal changes or variations in a company’s mix of business from one year to the next. Also, since the percentage of losses paid for immature years is often low, development factors are more volatile. A small variation in the number of claims paid can have a leveraging effect that can lead to significant changes in estimated ultimate liability for losses and LAE. Therefore, ultimate values for immature accident years are often based on alternative estimation techniques.

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

As of December 31, 2009, the Company’s best estimate of its ultimate liability for losses and LAE, net of amounts recoverable from reinsurers and before purchase accounting adjustments, for its workers’ compensation insurance segment was $57.4 million.

For each of the methods described above that are used to estimate reserves for losses and LAE, the estimated paid and incurred loss development factors are key assumptions. Loss development factors are estimated based on the Company’s historical paid and incurred loss development patterns, and an estimate of the “tail factor”, or a factor to account for development beyond the maturity of the historical data. In addition, for the Bornhuetter-Ferguson methods, a key assumption is an estimate of the expected loss ratio. The expected loss ratio is determined based on estimated historical loss ratios adjusted to reflect current underwriting and rate change activity. The assumptions used in these methods by the Company over time have reflected a consistent application of the Company’s estimating processes to emerging experience. The tail factors used in the calculation of loss development factors requires considerable judgment. Selecting representative tail factors requires substantially more judgment than the historical loss development factors. While loss development factors are based on the historical claim payment and reserving patterns of the Company over a period of time, tail factors are estimated based on loss development trends in more mature accident years and industry information, and therefore are estimated in the absence of direct historical loss development history.

Management believes that changes in tail factors are reasonably likely considering the impact that changing economic conditions and medical inflation may have on the loss and LAE estimation process. There are loss and LAE risk factors that affect workers’ compensation claims that can change over time and also cause the Company’s loss reserves to fluctuate. Some examples of these risk factors include, but are not limited to, the following:

•	recovery time from the injury;

•	degree of patient responsiveness to treatment;

•	use of pharmaceutical drugs;

•	type and effectiveness of medical treatments;

•	frequency of visits to healthcare providers;

•	changes in costs of medical treatments;

•	availability of new medical treatments and equipment;

•	types of healthcare providers used;

•	availability of light duty for early return to work;

•	attorney involvement;

•	wage inflation in states that index benefits; and

•	changes in administrative policies of second injury funds.

Although many factors influence the actual cost of claims and the corresponding reserves for unpaid losses and LAE estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly. In most instances, we rely on historical experience and tail factors to estimate values for the variables that are explicitly used in the unpaid loss and LAE analysis. For the most recent accident year, we rely on selecting an expected loss ratio to estimate the reserves for unpaid losses and LAE. In addition to the examples above that represent reasonably likely changes in our tail factor, another example of potential variability in our loss and LAE estimation process involves selecting an expected loss ratio for the most recent accident year. For example, if our expected loss ratio for the 2009 accident year were to increase by 5 percentage points, our reserves for unpaid losses and LAE as of December 31, 2009 would increase by $3.7 million, which would result in an after-tax reduction in our earnings of $2.4 million. Management believes that changes in the most recent year accident year loss ratio are reasonably likely due to variability in underwriting and rate changes. It is important to note that actual claims costs will vary from our estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated.

In the event that our estimates of ultimate reserves for unpaid losses and LAE prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the reserves for unpaid losses and LAE are increased. For example, if we determined our reserves for unpaid losses and LAE, net of reinsurance, of $57.4 million as of December 31, 2009 to be 5% inadequate, this would result in an after-tax reduction in our earnings of approximately $1.9 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the reserves for unpaid losses and LAE and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate reserves for unpaid losses and LAE prove to be redundant, our future earnings and financial position would be improved.

The Company has utilized the following tail factors for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Incurred loss development	1.020	1.020	1.020
Paid loss development	1.035	1.035	1.035

Following is a sensitivity analysis of the Company’s workers’ compensation reserves to reasonably likely changes in the tail factors used to project actual current losses to ultimate losses (dollars in thousands):

Change in Tail Factor Assumption	Increase (Decrease) in Net Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
2 basis point increase	$6,223	$(4,045)	-2.6%
1 basis point increase	$3,128	$(2,033)	-1.3%
1 basis point decrease	$(3,160)	$2,054	1.3%
2 basis point decrease	$(6,354)	$4,130	2.7%

The estimates above rely on substantial judgment. There is inherent uncertainty in estimating reserves for unpaid losses and LAE. It is possible that the actual losses and LAE incurred may vary significantly from the Company’s estimates.

Segregated Portfolio Cell Reinsurance

The Company’s reserves for unpaid losses and LAE in its segregated portfolio cell reinsurance segment as of December 31, 2009 and 2008 are summarized below (in thousands):

	2009	2008
Case reserves	$10,978	$11,808
Case incurred development, IBNR and unallocated LAE reserves	12,196	11,210
Amount of discount	(1,159)	(1,151)

Net reserves before reinsurance recoverables and purchase accounting	22,015	21,867
Reinsurance recoverables on unpaid losses and LAE	3,603	2,903
Purchase accounting adjustments	41	82

Reserves for unpaid losses and LAE	$25,659	$24,852

The Company estimates and records reserves for its segregated portfolio cell reinsurance segment in the same manner as for its workers’ compensation insurance segment.

The reporting and paid loss development patterns in the segregated portfolio cell reinsurance segment are also consistent with that of the workers’ compensation insurance segment. Accordingly, the tail factors used to project actual current losses to ultimate losses for claims covered in the Company’s segregated portfolio cell reinsurance segment require considerable judgment. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE, acquisition and other underwriting expenses, policyholder dividend expense and other expenses is accrued as a segregated portfolio dividend expense. Accordingly, any change in the reserve for unpaid losses and LAE is recorded to the segregated portfolio dividend payable/receivable account and would only impact the Company’s net income or shareholders’ equity if the Company were a segregated portfolio cell dividend participant.

Group Benefits

The reserves for unpaid losses and LAE in the group benefits insurance segment include an estimate of future amounts for reported but unpaid and IBNR claims related to the Company’s dental, long-term disability, short-term disability, term life and vision products, as well as an estimate of the costs associated with investigating, processing and paying the related claims.

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

The Company’s reserves for unpaid losses and LAE in its group benefits insurance segment, by line business, as of December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Case reserves	$9,928	$10,690
Case incurred development, IBNR and unallocated LAE reserves	4,458	3,956

Net reserves before reinsurance recoverables	14,386	14,646
Reinsurance recoverables on unpaid losses and LAE	16,033	17,939

Reserves for unpaid losses and LAE	$30,419	$32,585

Dental, Short-term Disability and Vision Reserves

The dental, short-term disability and vision reserves represent the Company’s estimate of future amounts due on in-process and IBNR. The Company estimates its dental, short-term disability, and vision reserves using a combination of the lag factor development method and the loss ratio method, which results in the development of a point estimate. The loss ratio method is generally applied to the last three months (or most recent quarter), based on recent loss ratio trends.

Long-Term Disability Reserves

The long-term disability tabular reserve represents the Company’s estimate of future amounts due on reported long-term disability claims. The Company establishes a reserve at the time a long-term disability claim is reported using the 1987 Commissioners Group Disability Table. Due to the long-term nature of long-term disability claims, management discounts the liability using an interest rate that reflects the estimated investment return in the Company’s group benefits insurance segment that will be earned over the expected life of the claim. In establishing the discount rate, the Company’s management evaluates the current interest rate environment at the end of each year and, if necessary, adjusts the interest rate for the following year based on the expected rate of return on new investments. The discount rates for claims incurred in 2009, 2008 and 2007 were 4.00%, 3.85%, and 5.25%, respectively. A lower discount rate results in a higher claim reserve and an increase in losses and LAE, whereas a higher discount rate results in a lower claim reserve and a decrease in losses and LAE. The reserve established represents the present value of expected future claim payments based on the terms of the underlying long-term disability insurance contract. With the exception of the discount rate, the assumptions that impact the reserve amount, such as recovery, morbidity and mortality rates, are embedded in the table. The long-term disability IBNR reserve is estimated on a policy-by-policy basis, taking into consideration the average monthly premium, the policy elimination period, and an expected loss ratio.

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

Run-off Specialty Reinsurance

With respect to the run-off specialty reinsurance segment, numerous internal and external factors will affect the ultimate settlements of future claims including, but not necessarily limited to, changes in the cost of environmental remediation, impacts of relevant federal or state legislation, changes in technology and the resulting impact on costs, and reliance on ceding companies to handle claims and remit proper loss information in a timely manner. Reserving for assumed reinsurance requires evaluating loss information received from the ceding company. On a quarterly basis, the Company receives a statement from the ceding company which includes premium and loss settlement activity for the period with corresponding reserves as established by the ceding company. Claims reported to the ceding company by insureds are entered into its claim system and ceded to the Company on a quarterly basis. The claim information received from the ceding company is compiled into loss development triangles. Generally accepted actuarial methodologies, supplemented by judgment where appropriate, are used to develop the appropriate IBNR reserves for the Company. Each quarter the Company compares its actual reported losses for the quarter, and cumulative reported losses since the most recently completed reserve study, to expected reported losses for the respective period, which may result in the Company increasing its losses and LAE, and its corresponding loss reserves in that quarter. This information is used as a tool in the judgmental process by which management assesses the overall adequacy of the reserves for unpaid losses and LAE at the Company. The evaluation of the reserves for unpaid losses and LAE related to the Company’s run-off specialty reinsurance segment requires that loss development be estimated over an extended period of time. Because the primary insurer under the reinsurance program changed in 1999 and the claims management philosophy of the two primary insurers differed, historical loss data for years prior to 1999 has limited relevance. Therefore, reliance has been placed on a blend of historical loss development data, industry loss development patterns and estimated loss ratios, adjusted to reflect considerations particular to the exposure. The reliance on external benchmarks and estimated loss ratios, while necessary, creates an additional element of uncertainty.

The Company’s reserves for unpaid losses and LAE in its run-off specialty reinsurance segment as of December 31, 2009 and 2008 are summarized below (in thousands):

	2009	2008
Case reserves	$15,761	$15,632
Case incurred development, IBNR and unallocated LAE reserves	16,841	24,938

Net reserves before purchase accounting	32,602	40,570
Purchase accounting adjustments	(18)	(31)

Reserves for unpaid losses and LAE	$32,584	$40,539

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

In applying these methods, the Company evaluates loss development trends by underwriting year to determine various assumptions that are required as inputs in the actuarial methodologies it employs. These typically involve the analysis of historical loss development trends by underwriting year. In addition to the use of historical loss development data, the Company utilizes external or internal benchmark sources of information for which it has limited loss development data to calculate credible trends. External benchmarks are not precise with respect to the run-off specialty reinsurance segment’s environmental claims and historical data is subject to changes in claim payment patterns at the ceding company, which adds additional uncertainty related to the estimation of the reserves for unpaid losses and LAE. The evaluation of the reserve for unpaid losses and LAE related to the run-off specialty reinsurance segment requires that loss development be estimated over an extended period of time.

The Company relies on information provided by ceding companies regarding premiums and reported claims, and then uses that data as a key input to estimate unpaid losses and LAE. Since the Company relies on claims information reported by ceding companies, the estimation of unpaid losses and LAE for the run-off specialty reinsurance segment includes certain risks and uncertainties that do not exist with its other segments, and include, but are not necessarily limited to, the following:

•

The case reserves recorded by the ceding company may not represent a reasonable estimate of the underlying exposure, be otherwise inaccurate or necessary case reserve increases may not be recorded in a timely manner.

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

In order to mitigate the above risks, the Company performs quarterly reviews of the ceding companies’ detailed claim reports to assess the reasonableness of the reported claim information. Additionally, Company claim personnel perform an annual claims audit at the ceding company to evaluate internal controls surrounding the claims handling and administration.

As of December 31, 2009, the Company’s best estimate of its ultimate liability for unpaid losses and LAE, before purchase accounting adjustments, for its run-off specialty reinsurance segment was $32.6 million.

The evaluation of the reserves for unpaid losses and LAE in the run-off specialty reinsurance segment requires that loss development be estimated over an extended period of time using historical loss development data with limited relevance. As the historical loss development data has limited relevance, reliance has been placed on loss development patterns based on a blend of historical loss development data and industry loss development patterns, judgmentally adjusted to reflect considerations particular to the exposure. The reliance on external benchmarks, while necessary, creates an additional element of uncertainty. Following is a sensitivity analysis of the reserves for unpaid losses and LAE to reasonably likely changes in the blend of historical loss development data, industry loss development factors and expected loss ratios used to project current losses to ultimate losses (dollars in thousands):

Change in Actual Loss Development as a Percentage of Total and Expected Loss Ratio	Increase (Decrease) in Net Loss Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
30 basis point increase	$10,179	$(10,179)	-6.6%
20 basis point increase	$6,506	$(6,506)	-4.2%
10 basis point increase	$3,118	$(3,118)	-2.0%
10 basis point decrease	$(2,859)	$2,859	1.9%
20 basis point decrease	$(5,470)	$5,470	3.6%
30 basis point decrease	$(7,841)	$7,841	5.1%

Increases or decreases in the run-off specialty reinsurance segment’s reserves for unpaid losses and LAE, as a result of changes in loss development based on actual loss results, would result in an equivalent increase or decrease in net income. There is no tax effect related to the run-off specialty reinsurance segment’s operating results as a result of the significant losses incurred in the segment for the year ended December 31, 2008.

While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2009 are reasonable, the ultimate net liability may differ materially from the amount recorded.

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written-down to its fair value. The amount written-down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the years ended December 31, 2009 and 2008, the Company recorded other-than-temporary impairments of $4.5 million and $9.5 million, respectively, including other-than-temporary impairments of $749,000 and $1.2 million, respectively in the segregated portfolio cell reinsurance segment. The Company did not record any impairments in 2007. As of December 31, 2009, the Company held fixed income securities, excluding the segregated portfolio cell reinsurance segment, with gross unrealized losses of $841,000, of which $612,000 were in an unrealized loss position for more than twelve months. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

For the year ended December 31, 2009, the Company recorded other-than-temporary impairments of $4.3 million related to its equity portfolio. The securities were impaired because they had been in an unrealized loss position for more than 12 months.

Fixed income securities. A fixed income security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When the Company determines a credit loss has been incurred, but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss), and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income (loss). A fixed income security is reviewed for potential credit loss if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80% of amortized cost due to deterioration in credit quality.

For the year ended December 31, 2009, the Company recorded other-than-temporary impairments of $189,000 related to two fixed income securities. One security was impaired as a result of management’s intent to sell the security. This security was sold in the second quarter of 2009. The other security was impaired as a result of management determining that a credit loss had been incurred.

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

There were no impairments related to the Company’s limited partnership investments in 2009. For the year ended December 31, 2008, the Company recorded a permanent impairment of $1.4 million related to one of its limited partnership investments.

At the time a security is determined to be other-than-temporarily impaired, the cost or amortized cost is written down to market value at the balance sheet date and the impairment is recorded as a realized loss in the consolidated statement of operations.

Goodwill

In accordance with the requirements of ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized but is tested for impairment at the reporting unit level, which is at the operating segment level or one level below an operating segment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances change, such as adverse changes in the business climate, that would more likely than not reduce the fair value of the reporting unit below its carrying value.

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

In addition to the discounted cash flow analysis, management assessed the Company’s stock price relative to the book value of the workers’ compensation insurance segment. As of September 30, 2009, the Company’s stock price was trading below book value, primarily reflecting the impact of market conditions over the past year; therefore, management also considered an estimate of the Company’s value in a potential transaction and allocated that value to the Company’s reporting units, including the workers’ compensation insurance segment.

Both the discounted cash flow analysis and the estimate of the Company’s value in a potential transaction resulted in the workers’ compensation insurance segment’s estimated fair value exceeding its carrying value as of September 30, 2009; therefore, goodwill was considered not impaired, and the second step of impairment testing was not necessary.

In the event the operating results of the Company’s workers’ compensation insurance segment were to be adversely impacted by a significant loss of business or higher than expected losses and LAE, management’s internal forecast may need to be re-evaluated, which could result in a fair value that is less than the carrying value of the workers’ compensation insurance segment and the need to recognize a goodwill impairment.

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of December 31, 2009, the Company recorded a net deferred tax asset of $1.3 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of December 31, 2009, the Company has not recognized a deferred tax asset related to its run-off specialty reinsurance segment of $7.3 million, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re as of December 31, 2009. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore has not recognized these tax benefits as of December 31, 2009.

As of December 31, 2009, the Company recognized a deferred tax asset of $2.0 million related to other-than-temporary investment impairments. Under United States federal income tax rules and regulations, capital losses can only be utilized to offset income generated from capital gains. Capital losses can be carried back to offset capital gains reported in the three prior tax periods and can be carried forward for five tax periods. Management has determined, based on a review of its investment portfolio and giving consideration to capital gains reported in prior tax periods, that the Company’s deferred tax asset related to other-than-temporary investment impairments and net unrealized losses on investments is recoverable; therefore, a valuation allowance has not been recorded as of December 31, 2009. Due to the significant volatility in the investment markets, management’s conclusion on the recoverability of the deferred tax asset could change in future periods. Further declines in the estimated fair value of the Company’s investments may result in the need for a valuation allowance, which could have an adverse impact of the Company’s financial condition and/or results of operations.

Reinsurance Recoverables

Amounts recoverable from Company’s reinsurers are estimated in a manner consistent with the reserves for unpaid losses and LAE associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and LAE are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and LAE affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers and where necessary obtains collateral. As of December 31, 2009, the Company had reinsurance recoverables of $28.5 million.

Recent Accounting Guidance

Fair Value Measurements—Investments in Certain Entities that Calculate Net Asset Value per Share

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance related to the determination of fair value of investments in entities (investees) that permit the investor to redeem its investments directly with the investee or receive distributions from the investee at times specified under the terms of the investee’s governing documents. Many of these investees do not have readily determinable fair values and provide their investors with a net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital). Under the new guidance, investments in entities that calculate net asset value per share (or its equivalent) may be measured at fair value using the investee’s net asset value per share (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of investment companies as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with the fair value measurement principles. The new guidance also requires enhanced disclosure related to the reporting entity’s investment is such investees including, but not limited to, the nature of any restrictions on the reporting entity’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investee. The Company’s limited partnership interests are currently reported in the consolidated balance sheets using the net asset value per share (or its equivalent) of the investee. The Company adopted the new accounting guidance effective December 31, 2009. The adoption had no impact on the estimated fair value of our limited partnership interests. The Company’s enhanced disclosures related to its limited partnership interests are included in Note 10.

FASB Accounting Standards Codification

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009. The Company adopted the Codification effective September 30, 2009 and revised its disclosures to reflect Codification as the source of authoritative accounting principles.

Subsequent Events

In May 2009, the FASB issued new accounting and disclosure guidance related to subsequent events. The new guidance defines subsequent events as either “recognized” or “nonrecognized” and is consistent with existing guidance related to the reporting of subsequent events. Recognized subsequent events are those events that provide additional evidence about conditions that existed at the balance sheet date and must be recognized in an entity’s financial statements. Nonrecognized events are those events that provide evidence about conditions that did not exist at the balance sheet date but arose before the financial statements are issued or are available to be issued. Nonrecognized events may require disclosure in an entity’s financial statements to prevent the financial statements from being misleading. Publicly traded entities must evaluate subsequent events through the financial statement issuance date. The new guidance was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the new accounting and disclosure requirements effective June 30, 2009, which are included in Note 22.

Other-than-Temporary Investment Impairments

In April 2009, the FASB issued new accounting guidance related to the recognition and presentation of other-than-temporary investment impairments. The new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recorded as a net realized investment loss in the statements of operations, and the amount of the other-than-temporary impairment related to other factors is recorded as an other comprehensive loss. The new guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance effective April 1, 2009, which resulted in the Company recording a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income (loss), net, as of April 1, 2009, by $685 and $445, respectively, resulting in an increase to shareholders’ equity of $240. The increase in shareholders’ equity reflects the reversal of a prior period deferred tax valuation allowance, of which $240 was applied to the retained earnings cumulative effect adjustment.

Fair Value Measurements

In April 2009, the FASB issued new accounting guidance related to determining fair value of an asset or liability when the volume or level of activity for the asset or liability has significantly decreased and for identifying transactions that are not orderly. Under the new guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The new guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance effective June 30, 2009. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance related to the interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements and was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the interim period disclosure requirements of effective June 30, 2009, which are included in Notes 10 and 11.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net premiums written	$138,433	$134,712

Net premiums earned	$134,986	$135,807
Net investment income	7,097	9,631
Change in equity interest in limited partnerships	1,261	(3,970)
Net realized investment gains (losses)	952	(11,117)
Other revenue	645	853

Consolidated revenue	$144,941	$131,204

The increase in consolidated revenue from 2008 to 2009 primarily reflects an improvement in the Company’s investment portfolio, partially offset by lower investment income. The Company’s limited partnership investments experienced an increase in value during 2009, compared to significant losses in 2008. Other-than-temporary impairments in the Company’s investment portfolio decreased from 2008 to 2009, which contributed to the improvement in net realized investment gains during 2009. The decrease in net investment income is reflective of a decrease in the Company’s fixed income security holdings, and lower interest rates on new fixed income security purchases and cash and short-term investment holdings. The decrease in net premiums earned reflects the July 2008 termination of the quota-share reinsurance treaties in the run-off reinsurance segment, partially offset by increased premiums in the workers’ compensation insurance segment.

The components of consolidated net income (loss), by segment, for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Workers’ compensation insurance	$9,120	$6,829
Segregated portfolio cell reinsurance	—	—
Group benefits insurance	2,808	(1,156)
Run-off specialty reinsurance	(314)	(18,673)
Corporate/other	(3,213)	(4,383)

Consolidated net income (loss)	$8,401	$(17,383)

The improvement in the Company’s net income from 2008 to 2009 primarily reflects the improvement in the run-off specialty reinsurance segment and the aforementioned improvement in the Company’s investment portfolio. The run-off specialty reinsurance segment’s 2008 financial results were adversely impacted by unfavorable loss reserve development related to prior accident years.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2009 and 2008 (in thousands). The results of operations for the year ended December 31, 2008 include the operating results of ESIC for the period from October 1, 2008 to December 31, 2008:

	2009	2008
Revenue:
Direct premiums written	$110,108	$101,907
Reinsurance premiums assumed	1,086	652
Ceded premiums written	(34,241)	(33,996)

Net premiums written	76,953	68,563
Change in unearned premiums	(3,740)	(2,601)

Net premiums earned	73,213	65,962
Net investment income	3,313	4,045
Change in equity interest in limited partnerships	845	(3,051)
Net realized investment losses	(237)	(4,174)
Other revenue	—	119

Total revenue	$77,134	$62,901

Expenses:
Losses and LAE	$43,843	$36,535
Acquisition and other underwriting expenses	6,207	4,920
Other expenses	13,754	10,915
Policyholder dividend expense	432	551

Total expenses	$64,236	$52,921

Income before income taxes	12,898	9,980
Income tax expense	3,778	3,151

Net income	$9,120	$6,829

Net Income

The increase in net income primarily reflects a decrease in net realized investment losses and an increase in the value of the segment’s limited partnership investments. The decrease in net realized investment losses primarily reflects a reduction in other-than-temporary impairments from 2008 to 2009. The improved investment results were partially offset by an increase in the combined ratio from 2008 to 2009. The increase in the loss and LAE ratio from 2008 to 2009 primarily reflects an increase in the 2009 accident year loss ratio reflecting management’s view of the expected impact of the current economic environment on the Company’s workers’ compensation book of business. The increase in the expense ratio primarily reflects an increase in corporate expense allocations and the impact of premium rate decreases and audits of prior year policies that resulted in return premium to customers in 2009.

The workers’ compensation insurance ratios were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	59.9%	55.4%
Expense ratio	27.2%	24.0%
Policyholders’ dividend expense ratio	0.6%	0.8%

Combined ratio	87.7%	80.2%

Premiums

The increase in direct premiums written from 2008 to 2009 primarily reflects new business sales of $28.0 million and direct premiums written of $6.1 million related to the acquisition of ESIC, partially offset by a reduction in the renewal retention rate from 87.6% in 2008 to 84.1% in 2009 and renewal rate decreases of 3.9%. Traditional and alternative market direct premiums written were $81.4 million and $28.7 million, respectively, for the year ended December 31, 2009, compared to $72.8 million and $29.1 million, respectively, for the same period in 2008.

Net Investment Income

The decrease in net investment income primarily reflects a decline in the average yield on the fixed income portfolio and a decline in short-term interest rates from 2008 to 2009. The average yield on the fixed income portfolio was 3.61% as of December 31, 2009, compared to 4.18% as of December 31, 2008.

Net Realized Investment Losses

The decrease in net realized investment losses from 2008 to 2009 primarily reflects a reduction in other-than-temporary impairments. Other-than-temporary impairments totaled $1.7 million in 2009, compared to $3.4 million in 2008. In addition, the convertible bond portfolio experienced an increase in fair value of $877,000 in 2009, compared to a decrease in fair value of $623,000 in 2008.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio, partially offset by an increase in favorable loss reserve development related to prior accident periods. The accident period loss ratio was 65.6% and 60.2% for the years ended December 31, 2009 and 2008, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $3.7 million for the year ended December 31, 2009, compared to favorable loss reserve development of $2.7 million for the same period in 2008. The favorable development primarily reflects continued improvements in loss mitigation and underwriting, including greater availability and use of employers’ return to work programs. Furthermore, the Company was able to settle a large amount of Pennsylvania claims via compromise and release, which is a lump sum cash payment in exchange for a full and final claim settlement. Management attributes the large amount of compromise and release claim closures to the difficult economic conditions and the claimants’ choosing a lump sum cash settlement over the continuation of a workers’ compensation annuity payment.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses primarily reflects the impact of the Indiana state tax liability related to ESIC’s operating results for the year ended December 31, 2009.

Other Expenses

The increase in other expenses as a percent of net premiums earned from 2008 to 2009 primarily reflects the impact of the lower net premiums earned and the increase in corporate expense allocations.

Policyholder Dividends

The decrease in policyholder dividend expense primarily reflects an increase in the aforementioned accident period loss ratio from 2008 to 2009. As of December 31, 2009 and 2008, approximately 10.0% of the Company’s workers’ compensation insurance policies were written on a participating basis.

Tax Expense

The effective tax rate was 29.3% and 31.6% for the years ended December 31, 2009 and 2008, respectively. The difference between the statutory tax rate of 35.0% and the effective tax rate primarily reflects tax exempt income on municipal bond securities. The decrease in the effective tax rate primarily reflects a prior year tax return adjustment that decreased income tax expense in 2009, compared to a prior year tax return adjustment that increase income tax expense in 2008.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Revenue:
Reinsurance premiums assumed	$28,661	$29,113
Ceded premiums written	(3,278)	(3,023)

Net premiums written	25,383	26,090
Change in unearned premiums	(680)	(2,650)

Net premiums earned	24,703	23,440
Net investment income	691	1,112
Net realized investment losses	(625)	(1,381)

Total revenue	$24,769	$23,171

Expenses:
Losses and LAE	$14,923	$13,182
Acquisition and other underwriting expenses	7,500	7,238
Other expenses	123	286
Segregated portfolio dividend expense (1)	2,223	2,465

Total expenses	$24,769	$23,171

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	60.4%	56.2%
Expense ratio	30.9%	32.1%

Combined ratio	91.3%	88.3%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed from 2008 to 2009 primarily reflects the impact of renewal rate decreases of 1.0% and return premium of $714,000 related to policy audits. New business sales totaled $4.1 million and the renewal retention rate increased from 87.7% in 2008 to 89.1% in 2009. In 2008, policy audits resulted in return premium of $383,000.

Net Investment Income

The decrease in net investment income primarily reflects a reduction in short-term interest rates from 2008 to 2009.

Net Realized Investment Losses

The decrease in net realized investment losses from 2008 to 2009 primarily reflects a reduction in other-than-temporary impairments. Other-than-temporary impairments totaled $749,000 in 2009, compared to $1.2 million in 2008.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio, partially offset by an increase in favorable loss reserve development related to prior accident periods. The accident period loss ratio was 71.7% and 64.9% for the years ended December 31, 2009 and 2008, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $2.8 million for the year ended December 31, 2009, compared to favorable loss reserve development of $2.0 million for the same period in 2008. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2009 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2009. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls enabled it to record losses and LAE that were lower than the amount reserved for claim settlements.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the years ended December 31, 2009 and 2008.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Revenue:
Direct premiums written	$38,740	$39,205
Ceded premiums written	(2,798)	(2,487)

Net premiums written	35,942	36,718
Change in unearned premiums	(5)	5

Net premiums earned	35,937	36,723
Net investment income	1,590	2,578
Change in equity interest in limited partnerships	195	(430)
Net realized investment gains (losses)	3,021	(5,366)
Other revenue	2	—

Total revenues	40,745	33,505

Expenses:
Losses and LAE	24,936	24,444
Acquisition and other underwriting expenses	5,389	5,602
Other expenses	6,263	5,698

Total expenses	36,588	35,744

Income (loss) before income taxes	4,157	(2,239)
Income tax expense (benefit)	1,349	(1,083)

Net income (loss)	$2,808	$(1,156)

Net Income (Loss)

The improvement in the segment’s operating results from 2008 to 2009 primarily reflects a reduction in other-than-temporary impairments and the increase in the fair value of the convertible bond portfolio. The improved investment results were partially offset by an increase in the combined ratio and a decrease in net investment income. The increase in the combined ratio primarily reflects the increase in the dental loss ratio and an increase in the expense ratio. The increase in the dental loss ratio reflects the competitive rate environment. The increase in the expense ratio primarily reflects the reduction of net premiums earned from 2008 to 2009, consulting expenses related to an upgrade of the segment’s policy administration system and an increase in corporate expense allocations.

The group benefits insurance ratios were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	69.4%	66.6%
Expense ratio	32.4%	30.8%

Combined ratio	101.8%	97.4%

Premiums

Direct premiums written, by line of business, for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Dental	$22,544	$22,742
Short-term disability	6,141	6,567
Long-term disability	3,834	3,827
Term life	6,142	6,069
Vision	79	—

Total	$38,740	$39,205

The decrease in direct premiums written primarily reflects a decline in the renewal retention rate, partially offset by new business sales.

Net Investment Income

The decrease in net investment income primarily reflects a lower invested asset base. The average yield on the fixed income portfolio was 2.76% as of December 31, 2009, compared to 4.88% as of December 31, 2008.

Net Realized Investment Gains (Losses)

The decrease in net realized investment losses from 2008 to 2009 primarily reflects a reduction in other-than-temporary impairments. Other- than-temporary impairments totaled $120,000 in 2009, compared to $3.9 million in 2008. In addition, the convertible bond portfolio experienced an increase in fair value of $2.3 million in 2009, compared to a decrease in fair value of $2.1 million in 2008

Losses and LAE

The calendar period loss ratios, by line of business, for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Dental	78.7%	74.1%
Short-term disability	59.7%	63.8%
Long-term disability	24.0%	42.5%
Term life	53.3%	48.8%
Vision	57.5%	0.0%
Total group benefits	69.4%	66.6%

Dental

The increase in the dental loss ratio for year ended December 31, 2009, compared to the same period in 2008, primarily reflects an increase in the accident period loss ratio from 75.6% in 2008 to 79.5% in 2009. Favorable development on prior accident year reserves reduced the loss ratio by 0.8 percentage points, or $161,000, for the year ended December 31, 2009, compared to 1.5 percentage points, or $325,000, for the same period in 2008. The increase in the accident period loss ratio primarily reflects the impact of the competitive rate environment.

Short-term Disability

The decrease in the short-term disability loss ratio for the year ended December 31, 2009, compared to the same period in 2008, primarily reflects a decrease in the accident period loss ratio from 65.6% in 2008 to 62.1% in 2009. Favorable development on prior accident year reserves further reduced the loss ratio by 2.4 percentage points, or $146,000, for the year ended December 31, 2009, compared to 1.8 percentage points, or $120,000, for the same period in 2008. The decrease in the accident period loss ratio primarily reflects lower claim frequency and severity.

Long-term Disability

The decrease in the long-term disability loss ratio primarily reflects the impact of prior year claim terminations.

Term Life

The increase in the term life loss ratio primarily reflects a reduction in premium waiver claim terminations from 2008 to 2009, partially offset by a reduction in reported death claims.

Vision

The Company introduced a vision product in 2009. The loss ratio reflects management’s estimated losses for the year ended December 31, 2009.

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percent of direct premiums written totaled 13.9% and 14.3% for the years ended December 31, 2009 and 2008, respectively. The decrease primarily reflects lower commissions paid to general agents, primarily IBSi, the Company’s former general agent in the Southeast.

Other Expenses

The increase in other expenses from 2008 to 2009 primarily reflects the aforementioned salary costs, consulting expenses and corporate expense allocations.

Tax Expense

The effective tax rate was 32.5% and 48.4% for the years ended December 31, 2009 and 2008, respectively. The difference between the statutory tax rate of 35% and the effective tax rate primarily reflects tax exempt income on municipal bond securities. The decrease in the effective tax rate primarily reflects the impact of tax-exempt income, which increased the income tax benefit in 2008.

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Revenue:
Reinsurance premiums assumed	$155	$3,341
Change in unearned premiums	978	6,341

Net premiums earned	$1,133	$9,682
Net investment income	1,054	1,343
Change in equity interest in limited partnerships	221	(489)
Net realized investment losses	(1,230)	(440)
Other revenue	457	782

Total revenue	$1,635	$10,878

Expenses:
Losses and LAE	$850	$25,027
Acquisition and other underwriting expenses	542	2,903
Other expenses	562	637

Total expenses	$1,954	$28,567

Loss before income taxes	(319)	(17,689)
Income tax (benefit) expense	(5)	984

Net loss	$(314)	$(18,673)

Net Loss

The results of operations for the year ended December 31, 2009 reflect the run-off of the segment and the impact of other-than-temporary investment impairments of $1.8 million.

Reinsurance Premiums Assumed

Reinsurance premiums assumed, by line of business, were as follows for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
EnviroGuard	$196	$1,855
EIA	(41)	1,477
Other	—	9

Total assumed premiums	$155	$3,341

The decrease in reinsurance premiums assumed reflects the termination of the quota-share reinsurance treaties.

Net Investment Income

The average yield on the fixed income portfolio was 3.16% as of December 31, 2009, compared to 3.97% as of December 31, 2008.

Net Realized Investment Losses

The increase in net realized investment losses primarily reflects the aforementioned other-than-temporary investment impairments. The impairments were related to equity securities that had been in an unrealized loss position for more than twelve months.

CORPORATE/OTHER

The decrease in the net loss from 2008 to 2009 primarily reflects a reduction in audit and consulting fees related to Sarbanes Oxley outsourcing, a decrease in stock compensation expense related to the ESOP of $390,000 and an increase in the Company’s equity interest in the segregated portfolio cells of $676,000. The decrease in ESOP compensation expense reflects the decline in the Company’s stock price.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Net premiums written	$134,712	$131,889

Net premiums earned	$135,807	$129,495
Net investment income	9,631	11,669
Change in equity interest in limited partnerships	(3,970)	759
Net realized investment (losses) gains	(11,117)	2,888
Other revenue	853	683

Consolidated revenue	$131,204	$145,494

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

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2008 and 2007 (in thousands). The results of operations for the year ended December 31, 2008 include the operating results of ESIC for the period from October 1, 2008 to December 31, 2008:

	2008	2007
Revenue:
Direct premiums written	$101,907	$91,466
Reinsurance premiums assumed	652	1,341
Ceded premiums written	(33,996)	(34,318)

Net premiums written	68,563	58,489
Change in unearned premiums	(2,601)	(2,170)

Net premiums earned	65,962	56,319
Net investment income	4,045	4,221
Change in equity interest in limited partnerships	(3,051)	537
Net realized investment (losses) gains	(4,174)	797
Other revenue	119	—

Total revenue	$62,901	$61,874

Expenses:
Losses and LAE	$36,535	$25,614
Acquisition and other underwriting expenses	4,920	2,495
Other expenses	10,915	8,300
Policyholder dividend expense	551	543

Total expenses	$52,921	$36,952

Income before income taxes	9,980	24,922
Income tax expense	3,151	7,804

Net income	$6,829	$17,118

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

GROUP BENEFITS INSURANCE

The following table represents the operations of the group benefits insurance segment for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Revenue:
Direct premiums written	$39,205	$38,519
Ceded premiums written	(2,487)	(2,655)

Net premiums written	36,718	35,864
Change in unearned premiums	5	(1)

Net premiums earned	36,723	35,863
Net investment income	2,578	3,277
Change in equity interest in limited partnerships	(430)	(39)
Net realized investment (losses) gains	(5,366)	1,531

Total revenues	33,505	40,632

Expenses:
Losses and LAE	24,444	23,253
Acquisition and other underwriting expenses	5,602	5,556
Other expenses	5,698	5,073

Total expenses	35,744	33,882

(Loss) income before income taxes	(2,239)	6,750
Income tax (benefit) expense	(1,083)	1,973

Net (loss) income	$(1,156)	$4,777

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

The group benefits insurance ratios were as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Loss and LAE ratio	66.6%	64.8%
Expense ratio	30.8%	29.6%

Combined ratio	97.4%	94.4%

Premiums

Direct premiums written, by line of business, for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Dental	$22,742	$21,827
Short-term disability	6,567	6,628
Long-term disability	3,827	4,049
Term life	6,069	6,015

Total	$39,205	$38,519

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

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Revenue:
Reinsurance premiums assumed	$3,341	$14,069
Change in unearned premiums	6,341	383

Net premiums earned	$9,682	$14,452
Net investment income	1,343	1,298
Change in equity interest in limited partnerships	(489)	261
Net realized investment (losses) gains	(440)	7
Other revenue	782	593

Total revenue	$10,878	$16,611

Expenses:
Losses and LAE	$25,027	$13,050
Acquisition and other underwriting expenses	2,903	3,932
Other expenses	637	647

Total expenses	$28,567	$17,629

Loss before income taxes	(17,689)	(1,018)
Income tax expense (benefit)	984	(732)

Net loss	$(18,673)	$(286)

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

Financial Position

December 31, 2009 compared to December 31, 2008. Total assets were $391.5 million as of December 31, 2009, compared to $377.3 million as of December 31, 2008. Cash and investments increased $17.0 million, primarily reflecting an increase in the estimated fair value of the Company’s investment portfolio, partially offset by the sale and maturity of investments during 2009. Premiums receivable increased $2.8 million, primarily reflecting the increase in direct premiums written. Net deferred income taxes decreased $4.9 million, primarily reflecting the increase in the fair value of the Company’s investment portfolio, and federal income taxes recoverable increased $2.2 million, primarily reflecting estimated federal income tax payments and the recognition of a recoverable related to the carryback of capital losses incurred in 2008 to prior tax years.

Total liabilities were $237.6 million as of December 31, 2009, compared to $239.2 million as of December 31, 2008. Reserves for unpaid losses and LAE decreased $7.6 million primarily reflecting the run-off of the specialty reinsurance segment. Unearned premiums increased $3.7 million, primarily reflecting higher direct premiums written. The segregated portfolio cell dividend payable increased $3.5 million, reflecting positive operating results in the segregated portfolio cell reinsurance segment and an increase in the estimated fair value of the segment’s investment portfolio.

Total shareholders’ equity was $153.9 million as of December 31, 2009, compared to $138.1 million as of December 31, 2008. The increase in shareholders’ equity primarily reflects 2009 consolidated net income and the increase in the estimated fair value of the Company’s fixed income and equity security portfolios.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company’s principal sources of funds are premiums, investment income and proceeds from sales and maturities of investments. The Company’s primary use of funds is to pay claims and operating expenses and to purchase investments. The Company’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. The Company’s fixed income investment portfolio as of December 31, 2009 had an effective duration of 3.22 years.

For the years ended December 31, 2009, 2008 and 2007, the Company’s cash inflows from premiums and investment activity were sufficient to support the Company’s cash outflows related to claims and operating expenses. Management expects future cash flows from operations in its workers’ compensation insurance, segregated portfolio cell reinsurance and group benefits insurance segments to be sufficient to cover claims and operating expenses. However, in the event cash flows from operations are not sufficient, the Company may have to liquidate investments to cover such costs. As of December 31, 2009, the Company’s investment portfolio included securities with gross unrealized gains totaling $10.2 million; therefore, based on current gross unrealized gains in the investment portfolio as of December 31, 2009, management does not believe it would have to sell securities at a loss in the event cash flows from operations proved insufficient to cover the Company’s operating needs.

The Company has a $2.6 million line of credit available to provide additional liquidity if needed. In addition to the line of credit, the Company has obtained letters of credit totaling $45.8 million for the purpose of securing obligations to reinsurers, if necessary. As of December 31, 2009, there was approximately $5.9 million still available under the Company’s letter of credit facilities.

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

Cash Flows

The primary sources of cash flows for the Company are net premiums written, investment income, and proceeds from the sale or maturity of investments. The major components of cash flow are as follows for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	December 31,
	2009	2008	2007
Cash provided by operating activities	$6,529	$21,318	$23,917
Cash provided by (used in) investing activities	10,664	13,146	(10,883)
Cash used in financing activities	(3,051)	(27,529)	(17,797)

Cash Flows for the Years Ended December 31, 2009 and 2008. The decrease in cash flows from operating activities from 2008 to 2009 primarily reflects the run-off of the specialty reinsurance segment and a reduction in net investment income.

Cash flows from investing activities for the year ended December 31, 2009 primarily reflects the sale of investments to fund the Eastern Re capital contribution in March 2009.

Cash flows from financing activities for the year ended December 31, 2009 primarily reflects the payment of the quarterly shareholder dividends and the semi-annual loan payments.

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

Contractual Commitments

The following table summarizes information about contractual obligations and commercial commitments before the impact of purchase accounting adjustments. The minimum payments under these agreements as of December 31, 2009 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt obligations:
Loan payable (1)	$2,150	$500	$1,000	$650	$—

Total long term debt obligations	$2,150	$500	$1,000	$650	$—
Real estate lease obligation	8,016	1,109	2,277	2,200	2,430
Loss reserves (2)	150,975	54,898	54,228	15,307	26,542

Total contractual obligations	$161,141	$56,507	$57,505	$18,157	$28,972

(1)	The loan payable balance in the above table represents the remaining principal balance as of December 31, 2009. Interest on the loan is based on the 30-day LIBOR rate plus 165 basis points and resets on the first day of each month, based on the 30-day LIBOR rate as of the last day of the immediately preceding month. The interest rate effective on December 31, 2009 was 1.883%.
(2)	The payments related to the loss reserves are shown before purchase accounting adjustments of $537,000.

The loss reserves payments due by period in the table above are based upon the loss and LAE reserves estimates as of December 31, 2009 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “Item 1—Business, Loss and LAE Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic loss due to adverse changes in interest rates. The Company had fixed-income investments, including convertible bonds, with a fair value of $193.4 million at December 31, 2009, that are subject to interest rate risk. The Company manages the exposure to interest rate risk through an asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the Company’s liability and capital position.

The table below summarizes the Company’s interest rate risk. It illustrates the sensitivity of the fair value of the Company’s fixed income portfolio, excluding the segregated cell reinsurance segment, to selected hypothetical changes in interest rates as of December 31, 2009. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the Company’s fixed income and convertible bond portfolio and shareholders’ equity (dollars in thousands).

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Estimated Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity, Net of Tax
200 basis point increase	$(9,617)	$136,654	(4.6)%
100 basis point increase	(4,810)	141,461	(2.3)%
50 basis increase	(2,373)	143,898	(1.1)%
No change	—	146,271	—
50 basis point decrease	2,265	148,536	1.1%
100 basis point decrease	4,464	150,735	2.1%
200 basis point decrease	8,704	154,975	4.1%

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

In our opinion, the consolidated financial statement listed in the index appearing under Item 15 a)(1) present fairly, in all material respects, the financial position of Eastern Insurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 a)(2) present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Controls Over Financial Reporting” appearing under Item 9A—Controls and Procedures. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the recognition and presentation of other-than-temporary impairments of debt securities as required by accounting guidance adopted on April 1, 2009.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 5, 2010

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2009	December 31, 2008
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $171,605; $180,102)	$176,731	$183,136
Convertible bonds, at estimated fair value (amortized cost, $14,921; $13,783)	16,677	12,346
Equity securities, at estimated fair value (cost, $17,117; $22,287)	21,273	17,162
Other long-term investments at estimated fair value (cost, $10,220; $10,586)	10,315	9,519

Total investments	224,996	222,163
Cash and cash equivalents	67,017	52,875
Accrued investment income	1,664	2,058
Premiums receivable (net of allowance, $632; $581)	32,457	29,615
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	28,521	29,637
Deferred acquisition costs	6,487	5,760
Deferred income taxes, net	1,349	6,281
Federal income taxes recoverable	2,234	16
Intangible assets	7,448	9,179
Goodwill	10,752	10,752
Other assets	8,599	8,975

Total assets	$391,524	$377,311

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$151,512	$159,117
Unearned premium reserves	46,099	42,365
Advance premium	1,720	1,594
Accounts payable and accrued expenses	13,245	13,136
Ceded reinsurance balances payable	6,102	6,886
Benefit plan liabilities	311	497
Segregated portfolio cell dividend payable	16,684	13,140
Loan payable	1,986	2,439

Total liabilities	237,659	239,174

Commitments and contingencies (Note 17)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,783,014 and 11,602,723, respectively; outstanding—9,691,257 and 9,512,366, respectively	—	—
Unearned ESOP compensation	(4,859)	(5,606)
Additional paid in capital	113,049	111,772
Treasury stock, at cost (2,091,757 and 2,090,357 shares, respectively)	(32,666)	(32,655)
Retained earnings	73,038	66,492
Accumulated other comprehensive income (loss), net	5,303	(1,866)

Total shareholders’ equity	153,865	138,137

Total liabilities and shareholders’ equity	$391,524	$377,311

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
REVENUE
Net premiums earned	$134,986	$135,807	$129,495
Net investment income	7,097	9,631	11,669
Change in equity interest in limited partnerships	1,261	(3,970)	759
Net realized investment gains (losses)	952	(11,117)	2,888
Other revenue	645	853	683

Total revenue	144,941	131,204	145,494

EXPENSES
Losses and LAE incurred	84,552	99,188	73,588
Acquisition and other underwriting expenses	18,183	18,918	17,056
Other expenses	26,382	25,338	21,801
Amortization of intangibles	1,732	1,373	1,738
Policyholder dividend expense	432	551	543
Segregated portfolio dividend expense	1,238	2,155	4,423

Total expenses	132,519	147,523	119,149

Income (loss) before income taxes	12,422	(16,319)	26,345
Income tax expense	4,021	1,064	7,662

Net income (loss)	$8,401	$(17,383)	$18,683

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period, net of tax of $4,407, $(4,751), and $1,209	8,185	(8,823)	1,877
Amortization of unrecognized benefit plan amounts, net of tax of $127, $(558), and $58	235	(1,037)	108
Less: Reclassification adjustment for gains (losses) included in net income (loss), net of tax of $434, $(2,557), and $644	806	(4,749)	1,195

Other comprehensive income (loss)	7,614	(5,111)	790

Comprehensive income (loss)	$16,015	$(22,494)	$19,473

EARNINGS PER SHARE (SEE NOTE 5):
Net income (loss)	$8,401	$(17,383)	$18,683
Basic earnings per share	$0.92	$(1.90)	$1.78
Diluted earnings per share	$0.91	$(1.90)	$1.72

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share data)

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
Balance, January 1, 2007	—	11,351,048	—	(7,101)	108,502	—	69,483	2,860	173,744
Adoption of SFAS 155	—	—	—	—	—	—	405	(405)	—
ESOP shares released	—	—	—	747	409	—	—	—	1,156
Equity awards	—	246,675	—	—	1,255	—	—	—	1,255
Repurchase of common stock	—	(1,016,865)	—	—	—	(15,589)	—	—	(15,589)
Shareholder dividend	—	—	—	—	—	—	(2,208)	—	(2,208)
Net income	—	—	—	—	—	—	18,683	—	18,683
Other comprehensive income, net of tax	—	—	—	—	—	—	—	790	790

Balance, December 31, 2007	—	10,580,858	—	(6,354)	110,166	(15,589)	86,363	3,245	177,831
ESOP shares released	—	—	—	748	297	—	—	—	1,045
Equity awards	—	5,000	—	—	1,277	—	—	—	1,277
Excess tax benefit from vested restricted stock	—	—	—	—	32	—	—	—	32
Repurchase of common stock	—	(1,073,492)	—	—	—	(17,066)	—	—	(17,066)
Shareholder dividend	—	—	—	—	—	—	(2,488)	—	(2,488)
Net loss	—	—	—	—	—	—	(17,383)	—	(17,383)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,111)	(5,111)

Balance, December 31, 2008	—	9,512,366	$—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137

Cumulative effect adjustment	—	—	—	—	—	—	685	(445)	240
ESOP shares released	—	—	—	747	(92)	—	—	—	655
Equity awards	—	180,291	—	—	1,369	—	—	—	1,369
Repurchase of common stock	—	(1,400)	—	—	—	(11)	—	—	(11)
Shareholder dividend	—	—	—	—	—	—	(2,540)	—	(2,540)
Net income	—	—	—	—	—	—	8,401	—	8,401
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,614	7,614

Balance, December 31, 2009	—	9,691,257	$—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$8,401	$(17,383)	$18,683
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	702	561	397
Net amortization of bond premium/discount	224	452	282
Net realized investment losses (gains)	(952)	11,117	(2,888)
Change in equity interest in other long-term investments	(1,261)	3,970	(759)
Loss on disposal of property and equipment	—	5	1
Deferred tax benefit	3,062	(4,355)	(1,795)
Stock compensation	2,025	2,354	2,411
Intangible asset amortization	1,732	1,373	1,738
Changes in assets and liabilities:
Accrued investment income	394	396	(54)
Premiums receivable	(2,842)	400	(3,621)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	1,116	(1,273)	1,222
Deferred acquisition costs	(727)	497	(1,756)
Other assets	514	(43)	(2,006)
Reserves for unpaid losses and loss adjustment expenses	(7,605)	19,741	3,321
Unearned and advance premium	3,860	(389)	4,851
Ceded reinsurance balances payable	(784)	124	1,139
Accounts payable and accrued expenses	157	3,328	345
Benefit plan liabilities	(191)	(8)	(52)
Federal income taxes recoverable/payable	(2,218)	479	(2,748)
Segregated portfolio cell dividend payable	922	(28)	5,206

Net cash provided by operating activities	6,529	21,318	23,917

Cash flows from investing activities:
Purchase of fixed income securities	(119,946)	(43,355)	(122,853)
Purchase of equity securities	(6,998)	(11,239)	(13,280)
Purchase of other long-term investments	—	(3,000)	(500)
Proceeds from sale of fixed income securities	95,518	41,058	50,309
Proceeds from maturities/calls of fixed income securities	34,276	33,575	61,947
Proceeds from the sale of equity securities	7,823	4,699	11,956
Proceeds from sale of other long-term investments	461	820	1,876
Acquisition of Employers Security Holding Company, net of cash received	—	(8,025)	—
Principal payments received on mortgage loans	3	8	15
Purchase of equipment, net	(473)	(1,395)	(353)

Net cash provided by (used in) investing activities	10,664	13,146	(10,883)

Cash flows from financing activities:
Repurchase of common stock	(11)	(17,066)	(15,589)
Shareholder dividend	(2,540)	(2,488)	(2,208)
Repayment of junior subordinated debentures	—	(8,007)	—
Repayment of long-term debt	(500)	—	—
Excess tax benefit from vested restricted stock	—	32	—

Net cash (used in) provided by financing activities	(3,051)	(27,529)	(17,797)

Net increase (decrease) in cash and cash equivalents	14,142	6,935	(4,763)
Cash and cash equivalents, beginning of period	52,875	45,940	50,703

Cash and cash equivalents, end of period	$67,017	$52,875	$45,940

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,175	$4,875	$11,800
Cash paid for interest	$65	$468	$606

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

On September 29, 2008, EIHI acquired all of the outstanding stock of Employers Security Holding Company (“ESHC”) and its wholly-owned subsidiaries, Employers Security Insurance Company (“ESIC”) and Affinity Management Services (“AMS”) (See Note 3). ESIC is an Indiana-domiciled, mono-line workers’ compensation insurance company licensed to write business in Indiana, Illinois and Missouri.

Effective December 31, 2009, the Company completed a reorganization of its corporate structure. The purpose of the corporate reorganization was to reduce the number of holding companies and consolidate entities with similar operations. The reorganization included the following transactions:

•	EHC was merged into EIHI with EIHI being the surviving entity;

•	ESHC was merged into Global Alliance with Global Alliance being the surviving entity; and

•	AMS was merged into Employers Alliance with Employers Alliance being the surviving entity.

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

Investments

Fixed Income Securities

The Company’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. Fixed income securities include publicly traded and private placement bonds. The estimated fair value of publicly traded bonds are based on prices obtained from an independent pricing service. Prices obtained from the independent pricing service are determined based on quoted market prices or, in the absence of quoted market prices, dealer quotes or matrix pricing, all of which are based on observable market-based inputs when available. Adverse credit market conditions have caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers. When prices provided by the independent pricing service vary significantly from week to week, management reviews and validates such prices with other recognized market information sources or independent broker/dealers. Other criteria used by management to determine whether a market has become inactive include price quotations not based on current information, price quotations varying among brokers, significant increases in the bid-ask spread of a security and a significant decline or absence of a market for new issuances. The estimated fair value of private placement bonds is determined using valuation models, taking into consideration the securities’ coupon rate, maturity date, and other pertinent features.

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. The Company monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. A fixed income security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When the Company determines a credit loss has been incurred, but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss), and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income (loss). Any subsequent increase in the security’s estimated fair value would be reported as an unrealized gain.

Convertible Bond Securities

The Company’s investments in convertible bond securities are considered hybrid financial instruments and are carried at estimated fair value, with changes in estimated fair value reported as a realized gain or loss in the consolidated statement of operations and comprehensive income (loss). Prior to January 1, 2007, the Company bifurcated the fixed income and equity components of its convertible bond securities and reported the change in fair value of the fixed income component in accumulated other comprehensive income (loss). Effective January 1, 2007, the Company adopted new accounting guidance that provided for changes in fair value of the fixed income component of the convertible bond securities to be reported in the statement of operations. This change in accounting was reported as a cumulative effect adjustment to shareholders’ equity, as of January 1, 2007, and resulted in a reclassification between retained earnings and accumulated other comprehensive income of $405. The carrying value of the Company’s convertible bond securities did not change as a result of adopting the new accounting guidance.

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

Other Long-Term Investments

Other long-term investments consist primarily of investments in limited partnerships. Investments in limited partnerships are reported in the consolidated financial statements using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnerships’ net asset value. Changes in the value of the Company’s proportionate share of its limited partnership investments are included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss). The Company reports changes in the value of its limited partnership investments on a month lag as a result of the timing of statements being received from the limited partnership.

The Company monitors its limited partnership investments for declines in value that may be other-than-temporary. When a limited partnership interest is determined to be other-than-temporarily impaired, the Company reduces its interest in the limited partnership to its current estimated fair value at the balance sheet date. The impairment is recorded in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

Premiums

Premiums generated by the Company’s workers’ compensation insurance segment, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of December 31, 2009 and 2008, and included in net premiums earned, totaled $1,351 and $1,800, respectively.

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

The Company discounts its reserves for unpaid losses and LAE for workers’ compensation claims on a non-tabular basis, using a discount rate of 3.0%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $4,256 and $4,145 as of December 31, 2009 and 2008, respectively.

A liability is established for the estimated unpaid losses and LAE of the Company’s group benefits insurance segment as follows:

•

The liability for reported but unpaid long-term disability claims is calculated using the 1987 Commissioners Group Disability Table. The long-term disability reserves are discounted based on the expected rate of return of ELH’s fixed income portfolio in the year that the claim was incurred. The discount rate for claims incurred in 2009, 2008 and 2007 was 4.00%, 3.85% and 5.25%, respectively. The liability for IBNR claims is estimated on a policy-by-policy basis, taking into consideration average monthly premium, policy elimination periods, and an expected loss ratio.

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

Management believes that its reserves for unpaid losses and LAE is adequate as of December 31, 2009. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2009, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs, before the impact of purchase accounting, totaled $6,202, $6,872, and $6,033 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

EIHI’s insurance subsidiaries are not generally subject to state income taxes; rather, they are subject to state premium tax in the jurisdictions in which they write business. Employers Alliance and Eastern Services are subject to state income tax in the states in which they operate.

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax for earnings subsequent to June 16, 2006, as a result of the redomestication of EHC.

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during 2009, 2008 or 2007.

The Company’s federal income tax returns for tax years subsequent to December 31, 2004 are subject to examination by the Internal Revenue Service.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of December 31, 2009 and 2008, the Company recorded accrued dividends payable of $1,157 and $1,311, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Property and Equipment

Property and equipment, including expenditures for significant improvements and purchased software, is carried at cost less accumulated depreciation and amortization. Maintenance, repairs and minor improvements are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed under the straight-line method. The estimated useful lives of property and equipment range from 3-7 years. Accumulated depreciation and amortization expense totaled $7,674 and $7,246 as of December 31, 2009 and 2008, respectively. Depreciation and amortization expense totaled $702, $561, and $397 for the years ended December 31, 2009, 2008 and 2007, respectively.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment up to one percent of direct written premium is made to all companies licensed to write workers’ compensation in Pennsylvania. Eastern Alliance, Allied Eastern and

Eastern Advantage recognize a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. The Company accrued an assessment related to the Security Fund of $2,108 and $1,052 as of December 31, 2009 and 2008, respectively. The 2009 accrual includes an amount related to the 2008 Security Fund assessment, which was paid in January 2010.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other.

Goodwill is assigned to one or more reporting units at the date of acquisition. The goodwill reported by the Company has been allocated 100% to the workers’ compensation insurance segment, which is considered a reporting unit for goodwill purposes. The annual goodwill impairment test, performed as of September 30, each year, consists of a two-step process. The first step identifies whether potential impairment exists by comparing the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step is required to measure the amount of any impairment loss. There have been no historical impairments of goodwill.

Management tested goodwill for impairment as of September 30, 2009 using a discounted cash flow analysis. The discounted cash flow analysis was based on management’s internal four-year forecast for the workers’ compensation insurance segment, assuming a long-term growth rate of 5.0% and a discount rate of 13.0%. Cash flows were adjusted as necessary to maintain adequate capital requirements. As of September 30, 2009, the Company’s stock price was trading below book value, primarily reflecting the impact of market conditions over the past year. Therefore, management also considered an estimate of the Company’s value in a potential transaction and allocated that value to the Company’s reporting units, including the workers’ compensation insurance segment. Both the discounted cash flow analysis and the estimate of the Company’s value in a potential transaction resulted in the workers’ compensation insurance segment’s estimated fair value exceeding its carrying value as of September 30, 2009; therefore, goodwill was considered not impaired.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in shareholders’ equity during the reporting period, net of tax. The components of accumulated other comprehensive income, net of tax, as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Unrealized gains (losses) on investments	$7,367	$(1,223)
Unrecognized benefit plan (liabilities) assets	(416)	(778)
Tax effect	(1,648)	135

Total	$5,303	$(1,866)

Cash Flow Information

Purchases and sales or maturities of short-term investments are recorded net for purposes of the consolidated statements of cash flows and are included with fixed income securities.

Recent Accounting Guidance

Fair Value Measurements—Investments in Certain Entities that Calculate Net Asset Value per Share

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance related to the determination of fair value of investments in entities (investees) that permit the investor to redeem its investments directly with the investee or receive distributions from the investee at times specified under the terms of the investee’s governing documents. Many of these investees do not have readily determinable fair values and provide their investors with a net asset value per share (or its equivalent, such as member units or an ownership interest in partners’ capital). Under the new guidance, investments in entities that calculate net asset value per share (or its equivalent) may be measured at fair value using the investee’s net asset value per share (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of investment companies as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with the fair value measurement principles. The new guidance also requires enhanced disclosure related to the reporting entity’s investment is such investees including, but not limited to, the nature of any restrictions on the reporting entity’s ability to redeem its investments at the measurement date, any unfunded commitments, and the investment strategies of the investee. The Company’s limited partnership interests are currently reported in the consolidated balance sheets using the net asset value per share (or its equivalent) of the investee. The Company adopted the new accounting guidance effective December 31, 2009. The adoption had no impact on the estimated fair value of our limited partnership interests. The Company’s enhanced disclosures related to its limited partnership interests is included in Note 10.

FASB Accounting Standards Codification

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009. The Company adopted the Codification effective September 30, 2009 and revised its disclosures to reflect Codification as the source of authoritative accounting principles.

Subsequent Events

In May 2009, the FASB issued new accounting and disclosure guidance related to subsequent events. The new guidance defines subsequent events as either “recognized” or “nonrecognized” and is consistent with existing guidance related to the reporting of subsequent events. Recognized subsequent events are those events that provide additional evidence about conditions that existed at the balance sheet date and must be recognized in an entity’s financial statements. Nonrecognized events are those events that provide evidence about conditions that did not exist at the balance sheet date but arose before the financial statements are issued or are available to be issued. Nonrecognized events may require disclosure in an entity’s financial statements to prevent the financial statements from being misleading. Publicly traded entities must evaluate subsequent events through the financial statement issuance date. The new guidance was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the new accounting and disclosure requirements effective June 30, 2009, which are included in Note 22.

Other-than-Temporary Investment Impairments

In April 2009, the FASB issued new accounting guidance related to the recognition and presentation of other-than-temporary investment impairments. The new guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recorded as a net realized investment loss in the statements of operations, and the amount of the other-than-temporary impairment related to other factors is recorded as an other comprehensive loss. The new guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance effective April 1, 2009, which resulted in the Company recording a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income (loss), net, as of April 1, 2009, by $685 and $445, respectively, resulting in an increase to shareholders’ equity of $240. The increase in shareholders’ equity reflects the reversal of a prior period deferred tax valuation allowance, of which $240 was applied to the retained earnings cumulative effect adjustment.

Fair Value Measurements

In April 2009, the FASB issued new accounting guidance related to determining fair value of an asset or liability when the volume or level of activity for the asset or liability has significantly decreased and for identifying transactions that are not orderly. Under the new guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. The new guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the new guidance effective June 30, 2009. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance related to the interim disclosures about fair value of financial instruments. The new guidance requires disclosures about fair value of financial instruments in interim and annual financial statements and was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the interim period disclosure requirements of effective June 30, 2009, which are included in Notes 10 and 11.

3. Business Combinations

Acquisition of ESHC

On September 29, 2008, EIHI acquired all of the outstanding stock of ESHC in a transaction valued at $14,820, including the assumption of $2,650 in debt. The acquisition of ESHC resulted in the recognition of certain intangible assets and goodwill totaling $4,180 and $2,760, respectively. The intangible assets included renewal rights, agency relationships, and state insurance licenses of $1,841, $1,814, and $525, respectively. ESHC reported total assets and total liabilities of $25,856 and $19,203, respectively, on the date of the transaction. ESHC’s shareholders’ equity of $6,653 on the date of the transaction was reduced by $10 as a result of purchase accounting adjustments to reflect the fair value of certain acquired assets and liabilities. The most significant purchase accounting adjustments related to the elimination of deferred acquisition costs, an increase to reserves for losses and LAE, and a decrease to unearned premiums. Direct costs related to the acquisition totaling $107 were capitalized and included in goodwill.

4. Intangible Assets

The Company’s acquisition of EHC and ESHC resulted in the identification of certain intangible assets. The renewal rights and agency relationships will be amortized over their estimated useful lives of 15 years. The state insurance licenses are considered to have an infinite life and will not be amortized.

As of December 31, 2009 and 2008, intangible assets consisted of the following (in thousands):

Intangible Assets with Finite Life	December 31, 2009		December 31, 2008
	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$3,564	$1,288	$3,564	$715
Renewal rights (15 year amortization period)	8,238	4,641	8,238	3,483

	$11,802	$5,929	$11,802	$4,198

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,575	—

Total intangible assets	$13,377	$5,929	$13,377	$4,198

Amortization expense totaled $1,732, $1,373 and $1,738 for the years ended December 31, 2009, 2008 and 2007, respectively.

The estimated aggregated amortization expense for each of the next five years is as follows (in thousands):

2010	1,284
2011	1,016
2012	806
2013	640
2014	509

Total	$4,255

5. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the years ended December 31, 2009, 2008 and 2007, there were 797,141, 1,170,297 and 843,058 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the years ended December 31, 2009, 2008 and 2007, dilutive potential common shares outstanding included 67,057, 0, and 339,980 restricted stock awards and stock warrants, respectively.

In June 2008, the FASB issued new accounting guidance with respect to determining whether instruments granted in share-based payment transactions are considered participating securities. The new guidance provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260—Earnings Per Share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. The Company’s unvested restricted stock are considered participating securities since the share-based awards contain a non-forfeitable right to dividends irrespective of whether the awards ultimately vest. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, earnings per share data must be retrospectively adjusted to conform to the new guidance. The Company adopted the new guidance effective January 1, 2009 and computed earnings per common share using the two-class method for all periods presented. The new guidance increased basic and diluted earnings per share from $(1.94) to $(1.90) for the year ended December 31, 2008 and decreased basic and diluted earnings per share by $0.04 for the year ended December 31, 2007.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands, except share and per share data):

	2009	2008	2007
Net income (loss) for basic and diluted earnings per share	$8,401	$(17,383)	$18,683
Less: Dividends declared—common and unvested restricted share units	(2,540)	(2,488)	(2,208)

Undistributed earnings	5,861	(19,871)	16,475
Percent allocated to common shareholders	98.3%	97.8%	97.7%

	5,763	(19,431)	16,088
Add: Dividends declared—common shares	2,497	2,433	2,156

	$8,260	$(16,998)	$18,244

Denominator for basic earnings per share	8,984,644	8,954,098	10,264,369
Effect of dilutive securities	67,057	—	339,980

Denominator for diluted earnings per common share	9,051,701	8,954,098	10,604,349

Basic earnings per share	$0.92	$(1.90)	$1.78
Diluted earnings per share	$0.91	$(1.90)	$1.72
Cash dividends per share	$0.28	$0.28	$0.20

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

7. Share Repurchase

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5 percent, or 567,552 shares, of the Company’s issued and outstanding shares of common stock. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represents the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan. For the years ended December 31, 2009 and 2008, the Company repurchased 1,400 and 1,073,492 shares at a cost of $11 and $17,066, respectively, representing a weighted average cost of $8.03 and $15.90 per share, respectively.

8. Stock-Based Compensation

Awards under the Stock Incentive Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. The Stock Incentive Plan limits the number of shares that may be initially awarded as restricted stock to 299,000, and the number of shares for which incentive stock options may be granted to 500,000. The total number of shares initially authorized in the Stock Incentive Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Stock Incentive Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The stock options and restricted stock awards vest over a five year period and are not subject to performance criteria. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. There were no stock options or restricted stock awards granted or forfeited for the year ended December 31, 2009. For the year ended December 31, 2008, grants of 15,000 incentive stock options and 5,000 restricted stock awards were made to employees. A total of 32,741 stock options were forfeited during the year ended December 31, 2008. For the year ended December 31, 2007, grants of 17,500 incentive stock options were made to employees. There were no stock options or restricted stock awards exercised in 2009 or 2008.

Total stock-based compensation expense recognized in the consolidated statement of operations and comprehensive income for the years ended December 31, 2009 and 2008 is shown in the following table (in thousands):

	2009	2008	2007
Stock compensation expense related to:
Stock options	$575	$565	$547
Restricted stock	794	712	708
Total related tax benefit	388	359	356
Total unrecognized compensation expense	$2,568	$3,956	$5,095

As of December 31, 2009, there were 242,009 and 109,896 vested stock options and restricted stocks awards, respectively. As of December 31, 2008, there were 119,505 and 49,335 vested stock options and restricted stock awards, respectively. The total unrecognized stock compensation expense related to non-vested stock options was $1,173 and $1,766, respectively, and the total unrecognized stock compensation expense related to non-vested restricted stock awards was $1,395 and $2,190, respectively, as of December 31, 2009 and 2008. The unrecognized stock compensation expense related to the non-vested stock options and restricted stock awards is expected to be recognized over a weighted average period of approximately 31.0 months and 34.5 months, respectively.

There were no stock options granted in 2009. The fair values of stock options granted during the years ended December 31, 2008 and 2007 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

Expected terms (years)	10.00
Expected stock price volatility	35.00%
Risk-free interest rate	4.52%
Expected dividend yield	3.00%
Weighted average fair value per option	$5.06

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

The following table summarizes stock option activity for the year ended December 31, 2009:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2009	612,523	$14.36	8.07	$—
Granted	—
Forfeited	—
Exercised	—
Cancelled	—

Outstanding as of December 31, 2009	612,523	$14.36	7.07	$—

Exercisable as of December 31, 2009	242,009	$14.37	7.05	$—

The aggregate intrinsic value of the stock options in the above table is $0 because the Company’s closing stock price of $8.62 on December 31, 2009 was below the weighted average exercise price of the stock options.

As of December 31, 2009, there were 383,235 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of December 31, 2009:

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	576,099	7.01	$14.35
$14.50	3,924	7.01	$14.35
$14.86	7,500	7.47	$14.86
$15.22	5,000	7.63	$15.22
$15.47	5,000	7.67	$15.47
$13.83	15,000	8.75	$13.83

Outstanding as of December 31, 2009	612,523	7.07	$14.36

The following table summarizes restricted stock activity for the year ended December 31, 2009.

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding as of January 1, 2009	251,675	8.04
Granted	—
Forfeited	—
Exercised	—
Cancelled	—

Outstanding as of December 31, 2009	251,675	7.04

Exercisable as of December 31, 2009	109,896	7.02

9. Statutory Financial Information

The Company’s domestic insurance subsidiaries prepare statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the insurance department in the subsidiaries’ domiciliary state. The Pennsylvania Insurance Department and the Indiana Insurance Department requires that insurance companies domiciled in their respective states prepare their statutory-basis financial statements in accordance with the National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures manual, subject to any deviations prescribed or permitted by domiciliary insurance commissioner (“SAP”).

Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s domestic insurance subsidiaries did not have any permitted practices as of or for the year ended December 31, 2009.

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

Financial Information

The statutory surplus and statutory net income (loss) of Eastern Alliance, Allied Eastern, Eastern Advantage, ESIC and ELH as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 was as follows (in thousands):

	Statutory Surplus as of December 31,		Net Income (Loss) for the Year Ended December 31,
	2009	2008	2009	2008	2007
Eastern Alliance	$41,342	$41,665	$4,428	$4,643	$14,792
Allied Eastern	$8,534	$10,269	$214	$1,013	$2,036
Eastern Advantage	$8,231	$8,112	$46	$(583)	$—
ESIC	$10,704	$8,052	$2,826	$1,845	$2,226
ELH	$28,676	$37,817	$2,122	$(710)	$4,581

Risk-Based Capital/Minimum Capital Requirements

Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer’s business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, Eastern Alliance, Allied Eastern, Eastern Advantage, ESIC and ELH maintained statutory-basis surplus in excess of minimum prescribed risk-based capital requirements as of December 31, 2009.

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

10. Fair Value Measurements

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of December 31, 2009:

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

Level 3—Represents financial assets whose fair value is determined based upon inputs that are unobservable, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset. The Company considers its limited partnership investments as Level 3 assets.

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of December 31, 2009 and 2008, excluding the segregated portfolio cell segment (in thousands):

	12/31/09	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Fixed income securities—available for sale	$146,271	$11,161	$135,110	$—
Convertible bonds	16,677	—	16,677	—
Equity securities—available for sale	16,767	16,767	—	—

Total	$179,715	$27,928	$151,787	$—

	12/31/08	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Fixed income securities—available for sale	$161,948	$12,647	$149,301	$—
Convertible bonds	12,346	—	12,346	—
Equity securities—available for sale	14,128	14,128	—	—

Total	$188,422	$26,775	$161,647	$—

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. Approximately 99.0% of the Company’s fixed income and equity security prices are obtained from the independent pricing service. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company does not adjust security prices. The Company obtains an understanding of the methods, models and inputs, used by the independent pricing service, and has controls in place to validate that amounts provided represent current exit values. The Company’s controls include, but are not limited to, initial and ongoing evaluation of the methodologies used by the independent pricing service as well as comparing the fair value estimates to the Company’s knowledge of the current market. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

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

Other long-term investments include the Company’s interest in various limited partnerships, including a low volatility multi-strategy fund of funds, two natural resource limited partnerships, a structured finance opportunity fund, an open-ended investment fund and a real estate limited partnership. The Company records its investment in the limited partnerships using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnerships’ net asset value. Changes in the Company’s investments are based on statements received directly from the limited partnership and/or the limited partnership’s administrator. The estimated fair values of the underlying investments in the limited partnerships may be based on Level 1, Level 2, or Level 3 inputs, or a combination thereof.

As of December 31, 2009 and 2008, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	2009	2008
Multi-strategy fund of funds	$4,908	$4,421
Natural resources	2,361	2,130
Structured finance opportunity fund	2,410	1,958
Municipal bond arbitrage	—	466
Open-ended investment fund	573	470
Real estate	58	66

Total	$10,310	$9,511

Following is a summary of the investment objectives of each of the Company’s limited partnership investments, by investment strategy:

Multi-strategy fund of funds—The fund seeks to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets.

Natural resources—The Company invests in two separate natural resource funds. The investment objective of one of the funds is to achieve long-term capital appreciation primarily through investments in hard asset securities and hard asset commodities. The investment objective of the other fund is to provide an enhancement to an investor’s portfolio of investments and to provide a partial inflation hedge with an attractive risk/return profile as compared to other products using a commodity index or pool of commodities.

Structured finance opportunity fund—The fund seeks superior risk-adjusted absolute returns by acquiring and actively managing a diversified portfolio of debt securities, including bonds, loans, and other asset-backed instruments.

Open-ended investment fund—The fund seeks above-average capital growth through investment in domestic equity securities and equity related securities that are publicly traded in the United States.

Real estate partnership—The partnership was formed for the purpose of acquiring, rehabilitating, operating, leasing, and managing an apartment complex in Lancaster, Pennsylvania. The apartments are primarily marketed to low income individuals.

As of December 31, 2009, the only restrictions on the Company’s ability to redeem its interest in its limited partnership investments relate to the timing of redemption (i.e., monthly, quarterly). There are no restrictions related to the amount the Company can redeem, in the event it chooses to redeem all or a portion of its interest in its limited partnership investments. The Company has no unfunded commitments related to these investments as of December 31, 2009.

The activity in the Company’s limited partnership investments for the years ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$9,511	$11,300	$11,572
Contributions	—	3,000	500
Withdrawals	(462)	(820)	(1,876)
Unrealized change in interest	1,261	(3,969)	1,104

Balance, end of period	$10,310	$9,511	$11,300

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

11. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of December 31, 2009 and 2008 (in thousands):

2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$22,795	$841	$(39)	$23,597
States, municipalities, and political subdivisions	39,624	1,932	(56)	41,500
Corporate securities	52,850	2,152	(65)	54,937
Residential mortgage-backed securities	28,657	691	(21)	29,327
Commercial mortgage-backed securities	8,932	60	(340)	8,652
Collateralized mortgage obligations	18,045	301	(267)	18,079
Other structured securities	702	16	(79)	639

Total fixed income securities	171,605	5,993	(867)	176,731
Equity securities	17,117	4,169	(13)	21,273

Total fixed income and equity securities	$188,722	$10,162	$(880)	$198,004

2008	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$26,463	$2,170	$(3)	$28,630
States, municipalities, and political subdivisions	45,109	1,611	(183)	46,537
Corporate securities	60,480	991	(854)	60,617
Residential mortgage-backed securities	16,349	1,265	—	17,614
Commercial mortgage-backed securities	12,896	12	(1,463)	11,445
Collateralized mortgage obligations	13,477	324	(692)	13,109
Other structured securities	5,328	7	(151)	5,184

Total fixed income securities	180,102	6,380	(3,346)	183,136
Equity securities	22,287	50	(5,175)	17,162

Total fixed income and equity securities	$202,389	$6,430	$(8,521)	$200,298

Other structured securities include other asset-backed securities collateralized by home equity loans, credit card receivables and manufactured homes.

Certain insurance departments in the states in which the Company is licensed to do business require a deposit to protect the Company’s policyholders should the Company become insolvent. In order to satisfy these requirements, the Company had fixed income securities with an estimated fair value of $13,846 and $13,519 on deposit with various insurance departments as of December 31, 2009 and 2008, respectively.

The amortized cost and estimated fair value of fixed income securities and convertible bonds as of December 31, 2009, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$20,135	$20,351
One through five years	63,746	66,918
Five through ten years	23,578	24,692
Greater than ten years	23,433	25,389
Mortgage-backed securities	55,634	56,058

Total	$186,526	$193,408

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of December 31, 2009 and 2008 are as follows (in thousands):

2009	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$6,715	$(39)	$—	$—	$6,715	$(39)
States, municipalities, and political subdivisions	2,757	(56)	—	—	2,757	(56)
Corporate securities	4,491	(38)	124	(2)	4,615	(40)
Residential mortgage-backed securities	2,947	(21)	—	—	2,947	(21)
Commercial mortgage-backed securities	1,991	(31)	4,201	(308)	6,192	(339)
Collateralized mortgage obligations	1,327	(44)	1,771	(223)	3,098	(267)
Other structured securities	—	—	564	(79)	564	(79)

Total fixed income securities	20,228	(229)	6,660	(612)	26,888	(841)
Equity securities	—	—	—	—	—	—

Total fixed income and equity securities	$20,228	$(229)	$6,660	$(612)	$26,888	$(841)

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

2008	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$200	$(3)	$—	$—	$200	$(3)
States, municipalities, and political subdivisions	6,631	(169)	246	(14)	6,877	(183)
Corporate securities	15,506	(552)	1,398	(67)	16,904	(619)
Commercial mortgage-backed securities	6,834	(284)	4,229	(1,179)	11,063	(1,463)
Collateralized mortgage obligations	3,435	(644)	160	(48)	3,595	(692)
Other structured securities	3,401	(60)	637	(91)	4,038	(151)

Total fixed income securities	36,007	(1,712)	6,670	(1,399)	42,677	(3,111)
Equity securities	9,047	(4,184)	—	—	9,047	(4,184)

Total fixed income and equity securities	$45,054	$(5,896)	$6,670	$(1,399)	$51,724	$(7,295)

As of December 31, 2009, the Company held 49 fixed income securities with gross unrealized losses totaling $841. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to see the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of December 31, 2009.

Proceeds from the sale of fixed income securities totaled $95,518, $41,058, and $50,309 for the years ended December 31, 2009, 2008 and 2007, respectively. Proceeds from the sale of equity securities totaled $7,823, $4,699, and $11,956 for the years ended December 31, 2009, 2008, and 2007, respectively. Proceeds from the sale of other long-term investments totaled $461, $820, and $1,876 for the years ended December 31, 2009, 2008, and 2007, respectively.

The gross realized gains and gross realized losses recognized by the Company as a result of the sale of investments were as follows for the years ended December 31, 2009, 2008, and 2007 (in thousands):

2009	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$3,349	$852	$—	$4,201
Gross realized losses	(1,252)	(695)	—	(1,947)

Net realized gains	$2,097	$157	$—	$2,254

2008	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$1,414	$380	$—	$1,794
Gross realized losses	(576)	(145)	—	(721)

Net realized gains	$838	$235	$—	$1,073

2007	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$2,284	$1,116	$344	$3,744
Gross realized losses	(136)	(263)	—	(399)

Net realized gains	$2,148	$853	$344	$3,345

For the years ended December 31, 2009 and 2008, the Company recorded other-than-temporary impairments related to its fixed income and equity securities totaling $4,497 and $9,507, respectively. There were no impairments recorded in 2007.

The following table provides a rollforward of the Company’s other-than-temporary impairments related to credit losses for which a portion of the other-than-temporary impairment was recognized in other comprehensive income for the year ended December 31, 2009.

Balance, January 1, 2009	$—
Credit loss remaining in retained earnings related to adoption of new accounting guidance on April 1, 2009	1,737
Credit loss impairment recognized in current period on securities not previously impaired	29
Credit loss impairments previously recognized on securities which matured, paid down, or were sold during the period	(1,737)

Balance, December 31, 2009	$29

For the years ended December 31, 2009, 2008 and 2007, the change in the estimated fair value of convertible bonds included in net realized investment (losses) gains in the consolidated statement of operations and comprehensive income totaled $3,195, $(2,674) and $(457), respectively.

The change in the Company’s net unrealized gains and losses for the years ended December 31, 2009, 2008, and 2007 was as follows (in thousands):

2009	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$1,246	$7,508	$8,754
Tax effect	(373)	(1,681)	(2,054)

Change in net unrealized gains and losses	$873	$5,827	$6,700

2008	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$(647)	$(4,751)	$(5,398)
Tax effect	159	1,165	1,324

Change in net unrealized gains and losses	$(488)	$(3,586)	$(4,074)

2007	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$995	$56	$1,051
Tax effect	(349)	(20)	(369)

Change in net unrealized gains and losses	$646	$36	$682

Net investment income for the years ended December 31, 2009, 2008, and 2007 was as follows (in thousands):

	2009	2008	2007
Fixed income and convertible bond securities	$7,570	$9,276	$10,345
Equity securities	387	346	290
Cash and cash equivalents	143	896	2,277
Other	90	123	60

Gross investment income	8,190	10,641	12,972
Investment expenses	(1,093)	(1,010)	(1,303)

Net investment income	$7,097	$9,631	$11,669

For the year ended December 31, 2009, the Company recognized an increase of $1,261 related to its equity interest in limited partnerships. The Company’s limited partnership investments include a multi-strategy fund of funds, natural resource funds, a structured finance opportunity fund and open-ended investment fund and a real estate partnership. The Company obtains audited financial statements of its limited partnership investments on an annual basis. The total assets, total liabilities and results of operations of the limited partnerships in which the Company invests as of and for the year ended December 31, 2008, based on the limited partnerships’ audited financial statements, were as follows (in thousands):

	Total Assets	Total Liabilities	Results of Operations
Multi-strategy fund of funds	$627,658	$56,084	$(222,389)
Natural resource funds	$222,351	$18,957	$(135,691)
Structured finance opportunity fund	$78,181	$50	$(1,595)
Open-ended investment fund	$91,176	$1,657	$(29,904)
Real estate partnership	$4,098	$2,802	$(157)

12. Reserves for Unpaid Losses and LAE

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Balance, beginning of period	$155,314	$125,249	$121,396
Reinsurance recoverables on unpaid losses and LAE	25,636	23,429	24,236

Net balance, beginning of period	129,678	101,820	97,160
Net reserves acquired as a result of acquisition	—	7,004	—
Purchase accounting adjustments on acquisition date	—	537	—
Incurred related to:
Current year	90,438	85,404	80,946
Prior year	(5,447)	15,009	(6,189)

Total incurred before purchase accounting adjustments	84,991	100,413	74,757
Purchase accounting adjustments	(493)	(548)	(848)

Total incurred	84,498	99,865	73,909
Paid related to:
Current year	43,427	40,570	37,019
Prior year	47,371	38,978	32,230

Total paid	90,798	79,548	69,249

Net balance, end of period	123,378	129,678	101,820
Reinsurance recoverables on unpaid losses and LAE	24,368	25,636	23,429

Balance, end of period	$147,746	$155,314	$125,249

Total reserves for unpaid for losses and LAE	$151,512	$159,117	$129,788
Less: Term life premium waiver reserves	3,741	3,766	4,481
Less: Other	25	37	58

Balance, end of period	$147,746	$155,314	$125,249

Incurred losses by segment were as follows for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$48,326	$17,773	$25,492	$837	$92,428
Current period discount	(1,343)	(647)	—	—	(1,990)
Prior year, gross of discount	(3,749)	(2,753)	(611)	—	(7,113)
Accretion of prior period discount	1,075	591	—	—	1,666

Total incurred before purchase accounting adjustments	44,309	14,964	24,881	837	84,991
Purchase accounting adjustments	(465)	(41)	—	13	(493)

Total incurred	$43,844	$14,923	$24,881	$850	$84,498

Incurred losses by segment were as follows for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$39,880	$15,274	$26,114	$5,746	$87,014
Current period discount	(1,078)	(532)	—	—	(1,610)
Prior year, gross of discount	(2,703)	(1,960)	(993)	19,257	13,601
Accretion of prior period discount	928	480	—	—	1,408

Total incurred before purchase accounting adjustments	37,027	13,262	25,121	25,003	100,413
Purchase accounting adjustments	(492)	(80)	—	24	(548)

Total incurred	$36,535	$13,182	$25,121	$25,027	$99,865

Incurred losses by segment were as follows for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Group Benefits Insurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$34,962	$14,800	$24,536	$8,163	$82,461
Current period discount	(979)	(536)	—	—	(1,515)
Prior year, gross of discount	(8,398)	(3,023)	(961)	4,844	(7,538)
Accretion of prior period discount	787	562	—	—	1,349

Total incurred before purchase accounting adjustments	26,372	11,803	23,575	13,007	74,757
Purchase accounting adjustments	(758)	(132)	—	42	(848)

Total incurred	$25,614	$11,671	$23,575	$13,049	$73,909

For the years ended December 31, 2009, 2008 and 2007, the Company (decreased) increased its reserves for unpaid losses and LAE, including the accretion of prior period discount on its workers’ compensation insurance and segregated portfolio cell reinsurance reserves for unpaid losses and LAE, by the following amounts (in thousands):

	2009	2008	2007
Workers’ compensation insurance	$(2,674)	$(1,775)	$(7,611)
Segregated portfolio cell reinsurance	(2,162)	(1,480)	(2,461)
Specialty reinsurance	—	19,257	4,844

Subtotal	(4,836)	16,002	(5,228)
Group benefits insurance	(611)	(993)	(961)

Total	$(5,447)	$15,009	$(6,189)

Workers’ Compensation Insurance

For the years ended December 31, 2009, 2008 and 2007, the Company (decreased) increased its workers’ compensation insurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2009	2008	2007
2008	$—	$—	$—
2007	(1,170)	(1,203)	—
2006	(1,504)	(400)	(2,048)
2005	—	(650)	(3,400)
2004	(250)	(200)	(1,700)
2003	(325)	(100)	(750)
2002	(500)	—	(500)
2001	—	—	—
2000 and prior	—	(150)	—

Total before discount accretion	(3,749)	(2,703)	(8,398)
Discount accretion	1,075	928	787

Total	$(2,674)	$(1,775)	$(7,611)

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year workers’ compensation loss reserves of $3.7 million, representing 6.8% of the Company’s estimated workers’ compensation net loss reserves as of December 31, 2008 and 5.1% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2009. The favorable development arose mostly from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs. Furthermore, the Company was able to settle a large amount of Pennsylvania claims via compromise and release, which is a lump sum cash payment in exchange for a full and final claim settlement. Management attributes the large amount of compromise and release claim closures to the difficult economic conditions and the claimants’ choosing a lump sum cash settlement over the continuation of a workers’ compensation annuity payment.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year workers’ compensation loss reserves of $2.7 million, representing 6.3% of the Company’s estimated workers’ compensation net loss reserves as of December 31, 2007 and 4.1% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2008. The favorable development arose mostly from accident year 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting the continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs and an improved economy in the Company’s underwriting territories during the first nine months of 2008.

For the year ended December 31, 2007, the Company recognized net favorable development on prior accident year workers’ compensation loss reserves of $8.4 million, representing 20.1% of the Company’s estimated workers’ compensation net loss reserves as of December 31, 2006 and 14.9% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2007. The favorable development arose mostly from accident years 2004, 2005 and 2006, and resulted from actual loss development being less than the Company had expected based on its historical loss development experience. The loss development factors used by the Company to determine its workers’ compensation loss reserves as of December 31, 2006, were based on its loss development history at that time. During 2007, the Company’s favorable loss development relative to its historical experience was driven by favorable effects from its loss mitigation efforts, which include greater availability and use of employers’ return to work programs, an improved economy relative to the historical experience of the Company, and significant claim settlements during 2007 at amounts less than reserves previously established.

Segregated Portfolio Cell Reinsurance

For the years ended December 31, 2009, 2008 and 2007, the Company (decreased) increased its segregated portfolio cell reinsurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2009	2008	2007
2008	$(1,506)	$—	$—
2007	(247)	(1,011)	—
2006	(663)	(1,023)	(2,404)
2005	76	402	(901)
2004	(268)	(232)	135
2003	68	(47)	(56)
2002	(24)	(26)	84
2001	(45)	(27)	73
2000 and prior	(144)	4	46

Total before discount accretion	(2,753)	(1,960)	(3,023)
Discount accretion	591	480	562

Total	$(2,162)	$(1,480)	$(2,461)

The Company estimates and records reserves for its segregated portfolio cell reinsurance segment in the same manner as for its workers’ compensation insurance segment. Furthermore, the Company’s underwriting, claim administration and risk management services are consistent between its workers’ compensation insurance and segregated portfolio cell reinsurance segments. This is because the segregated portfolio cell and workers’ compensation segments derive their books of business from the same general business demographics and geography.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance loss reserves of $2.8 million, representing 12.6% of the Company’s estimated segregated portfolio cell reinsurance net loss reserves as of December 31, 2008 and 11.1% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2008. The favorable development arose mostly from accident years 2006 and 2008, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance loss reserves of $2.0 million, representing 9.4% of the Company’s estimated segregated portfolio cell reinsurance net loss reserves as of December 31, 2007 and 8.4% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2008. The favorable development arose mostly from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs and an improved economy in the Company’s underwriting territories during the first nine months of 2008.

For the year ended December 31, 2007, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance loss reserves of $3.0 million, representing 14.3% of the Company’s estimated segregated portfolio cell reinsurance net loss reserves as of December 31, 2006 and 13.2% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2007. The favorable development arose mostly from accident years 2005 and 2006, and resulted from actual loss development being less than the Company had expected based on its historical loss development experience. The loss development factors used by the Company to determine its segregated portfolio cell reinsurance loss reserves as of December 31, 2006, were based on its loss development history at that time. During 2007, the Company’s favorable loss development relative to its historical experience was driven by favorable effects from its loss mitigation efforts, which include greater availability and use of employers’ return to work programs, an improved economy relative to the historical experience of the Company, and significant claim settlements during 2007 at amounts less than previously established.

Group Benefits Insurance

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year group benefits insurance reserves of $611,000. The favorable development primarily reflects a decrease in prior accident year dental and short-term disability reserves of $457,000 as a result of better than expected claim experience. The Company’s long-term disability reserves also decreased $328,000, primarily related to prior year claim terminations.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year group benefits insurance reserves of $993,000. The favorable development primarily reflects a decrease in prior accident year dental and short-term disability reserves of $613,000 as a result of better than expected claim experience. The Company also decreased its term life reserves by $264,000 as a result of lower than expected reported death claims.

For the year ended December 31, 2007, the Company recognized net favorable development on prior accident year group benefits insurance reserves of $961,000. The favorable development primarily reflects a decrease in prior accident year dental and short-term disability reserves of $709,000 as a result of better than expected claim experience. The Company’s long-term disability reserves decreased $286,000, primarily related to prior year claim terminations. The Company also decreased its term life reserves by $175,000 as a result of lower than expected reported death claims.

Run-Off Specialty Reinsurance

For the years ended December 31, 2009, 2008 and 2007, the Company increased (decreased) its specialty reinsurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2009	2008	2007
2008	$—	$—	$—
2007	—	7,225	—
2006	—	4,088	423
2005	—	3,296	755
2004	—	1,357	859
2003	—	1,430	998
2002	—	783	1,891
2001	—	565	829
2000 and prior	—	513	(911)

	$—	$19,257	$4,844

For the year ended December 31, 2009, there was no development recorded on prior accident year specialty reinsurance loss reserves. While there was no reserve development recorded in 2009, there is significant uncertainty related to the estimation of the specialty reinsurance loss and LAE reserves. The Company is dependent on the ceding company to provide accurate loss information on a quarterly basis from which management estimates the specialty reinsurance loss and LAE reserves. In the event the loss information received by the Company reflected higher losses than anticipated, as occurred in 2008 and 2007, the Company may incur additional losses related to this segment.

For the year ended December 31, 2008, the Company recognized net unfavorable development on prior accident year specialty reinsurance loss reserves of $19.3 million, representing 77.2% of the Company’s estimated specialty reinsurance net loss reserves as of December 31, 2007. The unfavorable development arose mostly from accident years 2005, 2006 and 2007, and was the result of a significant increase in reported losses from the ceding company, primarily related to the EnviroGuard program. The Company receives quarterly loss statements from the ceding company. The statements received for the fourth quarter of 2008 indicated reported losses much greater than the Company had observed in the past. As these reported losses were incorporated into the quarterly actuarial review, management also considered input from the annual claims audit, which was completed in January 2009. During the claims audit, management determined that the increase in losses reported by the ceding company was primarily attributable to adverse loss trends emerging in calendar year 2008 from prior accident years. Management also identified the primary factors that contributed to the increased losses reported to the Company. Those factors include 1) an improvement in the ceding company’s ability to estimate loss costs earlier in the claims process, including the receipt of damage estimates from contractors and consultants, 2) states becoming more aggressive in requiring quicker, more extensive clean-up and an increase in construction costs related to the clean-up, and 3) courts limiting the ability of insurance companies to enforce coverage limitations as the courts became more interested in an expeditious clean up due to environmental concerns. Based on the results of the claims audit, management updated its quarterly actuarial analysis as of December 31, 2008 to reflect higher loss development factors than had previously been applied to the reported loss data, which was previously based on the Company’s historical loss experience and industry loss development statistics.

For the year ended December 31, 2007, the Company recognized net unfavorable development on prior accident year specialty reinsurance loss reserves of $4.8 million, representing 24.6% of the Company’s estimated specialty reinsurance net loss reserves as of December 31, 2006. The unfavorable development arose mostly from accident years 2001, 2002, 2003, 2004 and 2005, and resulted from an increase in reported losses from the ceding company primarily related to the EIA liability product.

13. Reinsurance

The Company purchases reinsurance to manage its loss exposure. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company.

The following table provides a summary of the Company’s premiums on a direct, assumed, ceded, and net basis for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$120,783	$116,667	$112,512	$109,518	$104,263	$102,260
Assumed premiums	29,902	30,142	33,106	36,915	43,183	42,890
Ceded premiums	(11,656)	(11,227)	(10,393)	(10,113)	(13,055)	(13,153)

Net premiums before purchase accounting	139,029	135,582	135,225	136,320	134,391	131,997
Purchase accounting adjustment	(596)	(596)	(513)	(513)	(2,502)	(2,502)

Net premiums	$138,433	$134,986	$134,712	$135,807	$131,889	$129,495

The following table provides a summary of the Company’s losses and loss adjustment expenses incurred on a direct, assumed, ceded and net basis for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	2009	2008	2007
Direct losses and LAE incurred	$71,532	$62,829	$52,023
Assumed losses and LAE incurred	16,839	39,325	25,791
Ceded losses and LAE incurred	(3,326)	(2,418)	(3,378)

Net losses and LAE incurred before purchase accounting	85,045	99,736	74,436
Purchase accounting adjustment	(493)	(548)	(848)

Net losses and LAE	$84,552	$99,188	$73,588

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

ELH entered into a coinsurance agreement in 1999, under which it ceded an existing block of outstanding claims related to a program that provided long-term disability coverage to certain professional associations. The Company recorded a reinsurance recoverable totaling $7,769 and $9,034 as of December 31, 2009 and 2008, related to this block of ceded claims.

14. Income Taxes

The components of the income tax provision for the years ended December 31, 2009, 2008, and 2007 are as follows (in thousands):

	2009	2008	2007
Current tax expense	$958	$5,418	$9,458
Deferred tax (benefit) expense	2,795	(4,681)	(1,066)

Income tax expense before purchase accounting	$3,753	$737	$8,392
Purchase accounting adjustment	268	327	(730)

Income tax expense	$4,021	$1,064	$7,662

In addition to the income tax provision, the net deferred tax asset (decreased) increased by $(2,162), $1,022, and $(696) in 2009, 2008, and 2007, respectively, as a result of changes in the unrealized gains and losses on the Company’s fixed income and equity securities. The net deferred tax asset was also (decreased) increased by $(127), $558 and $(58) in 2009, 2008 and 2007, respectively, related to unrecognized benefit plan gains. The tax effect of these items is recorded directly to accumulated other comprehensive income, which is a component of equity.

The provision for income taxes for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	2009	2008	2007
Income tax (benefit) expense at statutory rate	$4,078	$(6,099)	$8,963
Outside basis difference related to Eastern Re	107	7,155	—
Non-deductible intangible asset amortization	—	—	608
Adoption of FAS 115-2	240	—	—
Tax-exempt interest	(655)	(554)	(608)
Other	(17)	235	(571)

Income tax expense before purchase accounting adjustment	3,753	737	8,392
Purchase accounting adjustment	268	327	(730)

Income tax expense	$4,021	$1,064	$7,662

The components of the net deferred tax asset as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Reserve discounting	$2,397	$2,256
Unearned/advance premiums	2,532	2,257
Other-than-temporary investment impairments	1,958	2,687
Unrealized loss on investments	—	715
Basis difference in limited partnerships	—	1,210
Policyholder dividends	372	389
Stock compensation expense	799	646
Other	361	398

Total deferred tax assets	8,419	10,558

Deferred tax liabilities:
Intangible assets	2,239	2,845
Unrealized gain on investments	2,568	—
Deferred acquisition costs	1,035	898
Basis difference in limited partnerships	230	—
Basis difference in foreign operations	664	470
Other	449	267

Total deferred tax liabilities	7,185	4,480

Net deferred tax asset before purchase accounting	1,234	6,078
Purchase accounting adjustment	115	203

Net deferred tax asset	$1,349	$6,281

As of December 31, 2009, the net deferred tax asset of $1,349 has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that the Company will generate sufficient future taxable income to utilize these net future tax deductions. The amount of the net deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are decreased.

As of December 31, 2009, the Company has not recognized a deferred tax asset related to its run-off specialty reinsurance segment of $7,261, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re as of December 31, 2009. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of December 31, 2009.

As of December 31, 2009, the Company has no tax positions for which management believes a provision for uncertainty is necessary. The Company’s federal income tax returns for tax years subsequent to December 31, 2005 are subject to examination by the Internal Revenue Service.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the years ended December 31, 2009 and 2008 were as follows (in thousands, except share data):

	As of and for the Years Ended December 31,
	2009	2008
Suspense shares	560,625	635,375
Allocated shares	186,875	112,125
Shares committed to be released	74,750	74,750
Average price per share	$8.76	$13.98
Stock compensation expense	$655	$1,045

Suspense shares represent shares held by the ESOP that have not been allocated to participant accounts. Allocated shares have been earned and allocated to participant accounts, while shares committed to be released have been earned, but have not yet been allocated to participant accounts.

As of December 31, 2009 and 2008, the estimated fair value of unearned ESOP shares were $4,256 and $7,838, respectively.

For the years ended December 31, 2009, 2008, and 2007 the Company made a cash contribution of $937, $858, and $1,100 to the ESOP, respectively. The ESOP used these contributions, along with dividends received on the unallocated shares of the Company’s stock held by the ESOP, to make the semi-annual principal and interest payments to the Company related to the outstanding balance of the promissory note. Dividends used by the ESOP to fund the semi-annual principal and interest payments totaled $163, $242, and $0 in 2009, 2008, and 2007, respectively. The transactions between the Company and the ESOP are considered non-cash transactions for purposes of the consolidated statements of cash flows.

Defined Contribution Plan

The Company sponsors a contributory defined contribution plan covering eligible employees. Employees are eligible to participate in the defined contribution plan upon the attainment of 21 years of age. The Company provides a matching contribution up to 75% of the first 4% of an employee’s contributions. Employees are immediately vested in the employer matching contributions regardless of years of service. The Company’s contributions to the defined contribution plan for the years ended December 31, 2009, 2008, and 2007 totaled $309, $237, and $195, respectively.

Employees may invest the contributions to their account in a variety of mutual funds. The estimated fair values of the mutual fund investments are based on quoted net asset values; therefore, the estimated fair values are considered Level 1 fair value measurements.

Other Benefit Plans

ELH sponsors a non-contributory defined benefit pension plan (the “pension plan”) and a defined benefit postretirement plan (the “postretirement plan”), both of which are frozen as to the earning of additional benefits.

As of December 31, 2009 and 2008, the projected benefit obligation, fair value of plan assets and funded status of the pension plan and the postretirement plan were as follows (in thousands):

	Pension Plan		Postretirement Plan
	2009	2008	2009	2008
Projected benefit obligation at end of year	$6,020	$5,673	$311	$312
Fair value of plan assets at end of year	6,135	5,489	—	—
Funded status	(115)	184	311	312

Based on the funded status of the pension plan as of December 31, 2009, the Company does not anticipate making a contribution in 2010.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Pension Plan		Postretirement Plan
	2009	2008	2009	2008
Weighted average discount rate	6.00%	6.00%	5.30%	6.18%
Rate of increase in compensation levels	N/A	N/A	3.50%	3.50%

The net periodic benefit cost incurred by the Company for the years ended December 31, 2009, 2008 and 2007 totaled $68, $(59), and $(533) for the pension plan and $(5), $(3), and $(12) for the postretirement plan.

The assumptions used in the measurement of the Company’s net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table:

	Pension Plan			Postretirement Plan
	2009	2008	2007	2009	2008	2007
Weighted average discount rate	6.00%	6.50%	5.60%	6.18%	6.10%	5.60%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.75%	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	3.50%	3.50%	3.50%

Benefits paid totaled $39, $234, and $424 for the pension plan and $1, $21, and $134 for the postretirement plan for the years ended December 31, 2009, 2008, and 2007, respectively. The estimated future benefits to be paid over the next ten years are as follows (in thousands):

	Pension Plan	Postretirement Plan
2010	110	34
2011	100	34
2012	240	33
2013	200	25
2014	210	26
2015-2019	1,700	123

Total	$2,560	$273

The pension plan’s assets were comprised of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Equity securities	$601	$441
Fixed income securities	5,534	5,048

Total	$6,135	$5,489

The pension plan’s equity securities consist of a small-cap index mutual fund. The mutual fund’s estimated fair value is based on a quoted net asset value; therefore, the estimated fair value is considered a Level 1 fair value measurement. The pension plan’s fixed income securities consist of pooled separate accounts that are valued at the net participation value of participation units held by the pension plan. The value of the participation units is determined by the trustee based on the estimated fair values of the underlying assets of the pooled separate account; therefore, the estimated fair value of the pooled separate accounts is considered a Level 2 fair value measurement.

The primary investment objective of the pension plan is to achieve maximum rates of return commensurate with safety of principal. The pension plan asset allocation is reviewed annually to determine whether the portfolio mix is within an acceptable range of the target allocation. Target asset allocations are based on asset and liability studies with the goal to enhance the expected return of the pension plan portfolio while maintaining acceptable levels of risk. As of December 31, 2009 the target asset allocation for the portfolio is 10% equity securities and 90% fixed income securities.

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

16. Segment Information

The Company’s current operates in five business segments. The specialty reinsurance segment was placed into run-off effective July 1, 2008.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and large deductible policies.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling approximately $4,054,$4,188 and $3,900 for the years ended December 31, 2009, 2008 and 2007, respectively.

Group Benefits Insurance

The Company’s group benefits insurance products include dental, short and long-term disability, term life, and vision insurance. The group benefits insurance products are marketed to employers, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the continental United States. Net premiums earned, by product, for the years ended December 31, 2009, 2008, and 2007 were as follows (in thousands):

	2009	2008	2007
Dental	$22,536	$22,737	$21,819
Short-term disability	6,139	6,571	6,627
Long-term disability	1,554	1,591	1,691
Term life	5,629	5,824	5,726
Vision	79	—	—

Total	$35,937	$36,723	$35,863

Run-off Specialty Reinsurance

Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provided coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Prior to terminating its participation in the reinsurance treaties effective July 1, 2008, the Company had reduced its participation in the EnviroGuard and EIA programs from a 25% quota share participation to a 15% quota share participation effective January 1, 2008. Net premiums earned, by program and before purchase accounting adjustments, for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
EnviroGuard	$860	$6,697	$11,241
EIA	273	2,976	3,510
Other	—	9	550

Total	$1,133	$9,682	$15,301

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

The following table represents the segment results for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$73,213	$24,703	$35,937	$1,133	$—	$134,986
Net investment income	3,313	691	1,590	1,054	449	7,097
Change in equity interest in limited partnerships	845	—	195	221	—	1,261
Net realized investment (losses) gains	(237)	(625)	3,021	(1,230)	23	952
Other revenue	—	—	2	457	186	645

Total revenue	77,134	24,769	40,745	1,635	658	144,941

Expenses:
Losses and LAE incurred	43,843	14,923	24,936	850	—	84,552
Acquisition and other underwriting expenses	6,207	7,500	5,389	542	(1,455)	18,183
Other expenses	13,754	123	6,263	562	5,680	26,382
Amortization of intangibles	—	—	—	—	1,732	1,732
Policyholder dividend expense	432	—	—	—	—	432
Segregated portfolio dividend expense	—	2,223	—	—	(985)	1,238

Total expenses	64,236	24,769	36,588	1,954	4,972	132,519

Income (loss) before income taxes	12,898	—	4,157	(319)	(4,314)	12,422
Income tax expense (benefit)	3,778	—	1,349	(5)	(1,101)	4,021

Net income (loss)	$9,120	$—	$2,808	$(314)	$(3,213)	$8,401

Total assets	$237,509	$57,382	$66,935	$56,415	$(26,717)	$391,524

The following table represents the segment results for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$65,962	$23,440	$36,723	$9,682	$—	$135,807
Net investment income	4,045	1,112	2,578	1,343	553	9,631
Change in equity interest in limited partnerships	(3,051)	—	(430)	(489)	—	(3,970)
Net realized investment (losses) gains	(4,174)	(1,381)	(5,366)	(440)	244	(11,117)
Other revenue	119	—	—	782	(48)	853

Total revenue	62,901	23,171	33,505	10,878	749	131,204

Expenses:
Losses and LAE incurred	36,535	13,182	24,444	25,027	—	99,188
Acquisition and other underwriting expenses	4,920	7,238	5,602	2,903	(1,745)	18,918
Other expenses	10,915	286	5,698	637	7,802	25,338
Amortization of intangibles	—	—	—	—	1,373	1,373
Policyholder dividend expense	551	—	—	—	—	551
Segregated portfolio dividend expense	—	2,465	—	—	(310)	2,155

Total expenses	52,921	23,171	35,744	28,567	7,120	147,523

Income (loss) before income taxes	9,980	—	(2,239)	(17,689)	(6,371)	(16,319)
Income tax expense (benefit)	3,151	—	(1,083)	984	(1,988)	1,064

Net income (loss)	$6,829	$—	$(1,156)	$(18,673)	$(4,383)	$(17,383)

Total assets	$230,307	$51,975	$78,875	$39,706	$(23,552)	$377,311

The following table represents the segment results for the year ended December 31, 2007 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Group Benefits Insurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$56,319	$22,861	$35,863	$14,452	$—	$129,495
Net investment income	4,221	1,284	3,277	1,298	1,589	11,669
Change in equity interest in limited partnerships	537	—	(39)	261	—	759
Net realized investment gains	797	320	1,531	7	233	2,888
Other revenue	—	—	—	593	90	683

Total revenue	61,874	24,465	40,632	16,611	1,912	145,494

Expenses:
Losses and LAE incurred	25,614	11,671	23,253	13,050	—	73,588
Acquisition and other underwriting expenses	2,495	6,933	5,556	3,932	(1,860)	17,056
Other expenses	8,300	463	5,073	647	7,318	21,801
Amortization of intangibles	—	—	—	—	1,738	1,738
Policyholder dividend expense	543	—	—	—	—	543
Segregated portfolio dividend expense	—	5,398	—	—	(975)	4,423

Total expenses	36,952	24,465	33,882	17,629	6,221	119,149

Income (loss) before income taxes	24,922	—	6,750	(1,018)	(4,309)	26,345
Income tax expense (benefit)	7,804	—	1,973	(732)	(1,383)	7,662

Net income (loss)	$17,118	$—	$4,777	$(286)	$(2,926)	$18,683

Total assets	$189,028	$47,118	$107,470	$51,228	$(9,326)	$385,518

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

The Company maintains regional offices in North Carolina and Indiana and leases office space under multi-year operating leases through January 2013 and March 2017, respectively.

Minimum monthly lease commitments for the remainder of the office lease terms are as follows (in thousands):

2009	$1,109
2010	1,118
2011	1,159
2012	1,100
2013	1,100
2014 thereafter	2,430

Total	$8,016

Rent expense totaled $1,084, $953, and $748 for the years ended December 31, 2009, 2008 and 2007, respectively.

18. Junior Subordinated Debentures

On May 15, 2008, the Company called its junior subordinated debentures at par. The Company paid cash of $8,400 to satisfy its outstanding obligation related to the debentures, including accrued interest of $253.

For the years ended December 31, 2008 and 2007, the Company incurred interest expense of $468 and $606, respectively, related to the junior subordinated debentures.

19. Loan Payable

As of December 31, 2009, the Company had a loan payable with an outstanding principal balance of $2,150. Semi-annual principal payments of $250 are due on or before January 1 and July 1 each year through July 1, 2013. Interest on the loan is based on the 30-day LIBOR rate plus 165 basis points and resets on the first day of each month, based on the LIBOR rate as of the last day of the immediately preceding month. The outstanding loan balance can be prepaid at any time without penalty. Under the terms of the loan, ESHC must maintain 1) a consolidated debt service coverage ratio of not less than 1.0 calculated annually on December 31, 2) consolidated net equity of $3,000 on December 31, and 3) invested assets equal to at least 125% of the outstanding principal balance of the loan. As of December 31, 2009 and for the year then ended, ESHC met the financial covenants. The Company incurred interest expense of $46 and $30 related to the loan for the years ended December 31, 2009 and 2008, respectively.

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

22. Subsequent Events

Management performed an evaluation of subsequent events and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of December 31, 2009.

23. Quarterly Financial Data (Unaudited, in thousands, except per share data)

2009	March 31	June 30	September 30	December 31
Total revenue	$34,156	$36,173	$37,885	$36,727
Income from operations	$578	$3,698	$4,626	$3,520
Net (loss) income	$(555)	$2,977	$3,291	$2,688
Basic earnings per share	$(0.06)	$0.33	$0.36	$0.30
Diluted earnings per share	$(0.06)	$0.33	$0.36	$0.30

2008	March 31	June 30	September 30	December 31
Total revenue	$35,540	$36,052	$29,522	$30,090
Income (loss) from operations	$3,643	$2,214	$(4,849)	$(17,327)
Net income (loss)	$2,574	$1,503	$(3,089)	$(18,371)
Basic earnings per share	$0.27	$0.17	$(0.35)	$(2.10)
Diluted earnings per share	$0.26	$0.16	$(0.35)	$(2.10)

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B—Other Information

None

PART III

Item 10—Directors and Officers of the Registrant

Incorporated by reference from the Company’s 2010 Proxy Statement.

Item 11—Executive Compensation

Incorporated by reference from the Company’s 2010 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s 2010 Proxy Statement.

Item 13—Certain Relationships and Related Transactions

Incorporated by reference from the Company’s 2010 Proxy Statement.

Item 14—Principal Accountant Fees and Services

Incorporated by reference from the Company’s 2010 Proxy Statement.

Part IV

Item 15—Exhibits, Financial Statement Schedules

a)	(1) Financial Statements.

The following consolidated financial statements are filed as part of this report in Item 8:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income (Loss) for Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity for Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedules for the years 2009, 2008 and 2007 are submitted herewith:

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
Kevin M. Shook, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature

/S/ BRUCE M. ECKERT Bruce M. Eckert	Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2010

/S/ KEVIN M. SHOOK Kevin M. Shook	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010

/S/ ROBERT M. MCALAINE Robert M. McAlaine	Chairman and Director	March 5, 2010

/S/ LAWRENCE W. BITNER Lawrence W. Bitner	Director	March 5, 2010

/S/ PAUL R. BURKE Paul R. Burke	Director	March 5, 2010

/S/ RONALD L. KING Ronald L. King	Director	March 5, 2010

/S/ SCOTT C. PENWELL Scott C. Penwell	Director	March 5, 2010

/S/ JOHN O. SHIRK John O. Shirk	Director	March 5, 2010

/S/ W. LLOYD SNYDER III W. Lloyd Snyder III	Director	March 5, 2010

/S/ CHARLES H. VETTERLEIN, JR. Charles H. Vetterlein, Jr.	Director	March 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion from Mutual to Stock Organization of Educators Mutual Life Insurance Company adopted March 17, 2005, as amended June 9, 2005. (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

2.2	Agreement and Plan of Reorganization dated March 17, 2005, between and among Educators Mutual Life Insurance Company, Eastern Insurance Holdings, Inc., and Eastern Holding Company, Ltd. (Incorporated by reference from Exhibit 2.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-131215 on Form S-4)

2.3	Agreement and Plan of Merger by and among Eastern Insurance Holdings, Inc., Eastern Acquisition Corp. and Employers Security Holding Company, dated as of August 6, 2008. (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Current Report on Form 8-K filed on August 7, 2008)

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

4.1	Form of Stock Certificate of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 4.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.1	Transition Agreement, dated March 4, 2005, between Educators Insurance Company and Alex T. Schneebacher (Incorporated by reference from Exhibit 10.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.2	Employee Stock Ownership Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.3	Stock Compensation Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.3 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.4	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Bruce M. Eckert (Incorporated by reference from Exhibit 10.4 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.5	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Michael L. Boguski (Incorporated by reference from Exhibit 10.5 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.6	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Kevin M. Shook (Incorporated by reference from Exhibit 10.6 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.7	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Robert A. Gilpin (Incorporated by reference from Exhibit 10.7 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.8	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Suzanne M. Emmet (Incorporated by reference from Exhibit 10.8 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.9	Coinsurance Agreement, effective October 1, 2003, between Educators Mutual Life Insurance Company and London Life Reinsurance Company (Incorporated by reference from Exhibit 10.10 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.10	Agreement of Sale for IBSi (Incorporated by reference from Exhibit 10.26 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.11	Officer Retention Agreement dated March 4, 2005, between M. Christine Gimber and Educators Mutual Life Insurance Company (Incorporated by reference from Exhibit 10.27 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

Exhibit Number	Description
10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

10.13	Loan Agreement, effective December 17, 2007, between Eastern Insurance Holdings, Inc. and Fulton Bank (Incorporated by reference to Exhibit 10.13 to EIHI’s Form 10-K filed on March 14, 2008)

10.14	Eastern Insurance Holdings, Inc. 2008 Agency Stock Purchase Plan, effective July 1, 2008 (Incorporated by reference to Exhibit 99.1 to EIHI’s Registration Statement No. 333-151706 on Form S-3 filed on June 17, 2008)

14.1	Eastern Insurance Holdings, Inc. Code of Conduct and Ethics (Incorporated by reference from Exhibit 14 to EIHI’s Current Report on Form 8-K filed on February 14, 2008.

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (filed herewith as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP, dated March 12, 2009 (filed herewith as Exhibit 23.1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Eastern Insurance Holdings, Inc. Audit Committee Charter and Policy (filed herewith as Exhibit 99.1)

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2009

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$22,795	$23,597	$23,597
States, municipalities and political subdivisions	39,624	41,500	41,500
Convertibles and bonds with warrants attached	14,921	16,677	16,677
All other corporate bonds	109,186	111,634	111,634

Total fixed maturities	186,526	193,408	193,408

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	17,117	21,273	21,273

Total equity securities	17,117	21,273	21,273

Other long-term investments	10,220	10,315	10,315

Total investments	$213,863	$224,996	$224,996

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheets

December 31, 2009 and 2008

(In thousands, except share data)

	2009	2008
ASSETS
Investment in common stock of subsidiaries (equity method)	$135,787	$118,731
Cash and cash equivalents	782	1,569
Intangible assets	7,448	9,179
Goodwill	10,752	10,752
Federal income taxes recoverable	944	238
Other assets	191	222

Total assets	$155,904	$140,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$136	$202
Deferred tax liability, net	1,423	2,182
Due to subsidiaries, net	480	170

Total liabilities	2,039	2,554

Equity:
Series A preferred stock, par value $0; authorized shares—5,000,000; no shares issued and outstanding	—	—
Common stock, par value $0, authorized shares—20,000,000; issued—11,783,014 and 11,602,723, respectively; outstanding—9,691,257 and 9,512,366, respectively	—	—
Unearned ESOP compensation	(4,859)	(5,606)
Additional paid-in capital	113,049	111,772
Treasury stock, at cost (2,091,757 and 2,090,357 shares, respectively)	(32,666)	(32,655)
Accumulated other comprehensive income:
Unrealized gains in investments, net of taxes	5,573	(1,361)
Unrecognized benefit plan gains, net of taxes	(270)	(505)
Retained Earnings	73,038	66,492

Total stockholders’ equity	153,865	138,137

Total liabilities and stockholders’ equity	$155,904	$140,691

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Revenue
Investment income, net of expenses	$424	$594	$1,320
Net realized investment gains	105	276	233

Total revenue	529	870	1,553

Expenses:
Other expenses	3,512	4,767	4,898
Amortization of intangibles	1,732	1,373	1,738

Total expenses	5,244	6,140	6,636

Loss before income tax expense	(4,715)	(5,270)	(5,083)
Income tax benefit	(1,276)	(1,532)	(2,016)

Loss before equity in income of subsidiaries	(3,439)	(3,738)	(3,067)
Equity in income (loss) of subsidiaries	11,840	(13,645)	21,750

Net income (loss)	$8,401	$(17,383)	$18,683

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

For the Years ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$8,401	$(17,383)	$18,683
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(11,840)	13,645	(21,750)
Dividends from subsidiaries	25,750	28,500	10,000
Stock compensation	2,025	2,353	2,410
Intangible asset amortization	1,732	1,373	1,738
Deferred income tax provision	(338)	(376)	(1,076)
Other	(951)	(435)	(1,748)

Net cash provided by operating activities	24,779	27,677	8,257

Cash flows from investing activities:
Acquisition of ESHC	—	(12,277)	—
Capital contributions to subsidiaries	(23,015)	(4,326)	—

Net cash used in investing activities	(23,015)	(16,603)	—

Cash flows from financing activities:
Repurchase of common stock	(11)	(17,066)	(17,066)
Shareholder dividends	(2,540)	(2,488)	(2,488)

Net cash used in financing activities	(2,551)	(19,554)	(19,554)

Net decrease in cash and cash equivalents	(787)	(8,480)	(8,480)
Cash and cash equivalents at beginning of period	1,569	10,049	10,049

Cash and cash equivalents at end of period	$782	$1,569	$1,569

Cash received during the year for:
Income taxes	$(232)	$(1,889)	$(129)

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule III—Supplementary Schedule Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue
December 31, 2009
Workers’ compensation insurance	$3,468	$62,546	$34,969	$—	$73,213
Group benefits insurance	—	30,419	83	—	35,937
Run-off specialty reinsurance	—	32,584	—	—	1,133
Segregated portfolio cell reinsurance	3,019	25,659	11,047	—	24,703
Corporate and other	—	—	—	—	—

Total	$6,487	$151,208	$46,099	$—	$134,986

December 31, 2008
Workers’ compensation insurance	$2,617	$61,141	$30,941	$—	$65,962
Group benefits insurance	—	32,585	79	—	36,723
Run-off specialty reinsurance	294	40,539	978	—	9,682
Segregated portfolio cell reinsurance	2,849	24,852	10,367	—	23,440
Corporate and other	—	—	—	—	—

Total	$5,760	$159,117	$42,365	$—	$135,807

December 31, 2007
Workers’ compensation insurance	$1,924	$46,485	$24,707	$—	$56,319
Group benefits insurance	—	35,282	83	—	35,863
Run-off specialty reinsurance	2,196	24,937	7,320	—	14,452
Segregated portfolio cell reinsurance	2,137	23,084	7,716	—	22,861
Corporate and other	—	—	—	—	—

Total	$6,257	$129,788	$39,826	$—	$129,495

	Column G	Column H	Column I	Column J	Column K
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DPAC	Other Operating Expenses	Premiums Written
December 31, 2009
Workers’ compensation insurance	$3,313	$43,843	$3,059	$17,334	$76,953
Group benefits insurance	1,590	24,936	—	11,652	35,942
Run-off specialty reinsurance	1,054	850	294	810	155
Segregated portfolio cell reinsurance	691	14,923	2,849	4,774	25,383
Corporate and other	449	—	—	5,957	—

Total	$7,097	$84,552	$6,202	$40,527	$138,433

December 31, 2008
Workers’ compensation insurance	$4,045	$36,535	$2,159	$14,227	$68,563
Group benefits insurance	2,578	24,444	—	11,300	36,718
Run-off specialty reinsurance	1,343	25,027	2,196	1,344	3,341
Segregated portfolio cell reinsurance	1,112	13,182	2,137	5,387	26,090
Corporate and other	553	—	—	7,430	—

Total	$9,631	$99,188	$6,492	$39,688	$134,712

December 31, 2007
Workers’ compensation insurance	$4,221	$25,614	$1,524	$9,814	$58,489
Group benefits insurance	3,277	23,253	—	10,629	35,864
Run-off specialty reinsurance	1,298	13,050	1,773	2,806	14,069
Segregated portfolio cell reinsurance	1,284	11,671	1,497	5,899	23,467
Corporate and other	1,589	—	—	7,196	—

Total	$11,669	$73,588	$4,794	$36,344	$131,889

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule IV—Reinsurance

For the years ended December 31, 2009, 2008 and 2007

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums Earned
For the year ended December 31, 2009
Life insurance in force	$1,742,954	$178,359	$—	$1,564,595	0.0%

Premiums:
Life insurance	$6,140	$510	$—	$5,630	0.0%
Accident and health insurance	$32,596	$2,289	$—	$30,307	0.0%
Property and liability insurance	$77,335	$8,428	$30,142	$99,049	30.4%
For the year ended December 31, 2008
Life insurance in force	$1,758,863	$91,095	$—	$1,667,768	0.0%

Premiums:
Life insurance	$6,068	$244	$—	$5,824	0.0%
Accident and health insurance	$33,142	$2,243	$—	$30,899	0.0%
Property and liability insurance	$69,795	$7,626	$36,915	$99,084	37.3%
For the year ended December 31, 2007
Life insurance in force	$1,782,647	$87,476	$—	$1,695,171	0.0%

Premiums:
Life insurance	$6,014	$289	$—	$5,725	0.0%
Accident and health insurance	$32,502	$2,364	$—	$30,138	0.0%
Property and liability insurance	$61,242	$10,500	$42,890	$93,632	45.8%

Eastern Insurance Holdings, Inc.

Schedule VI—Supplemental Information

For the year ended December 31, 2009

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adj. Expenses	Discount if any Deducted in Column C	Unearned Premiums	Net Earned Premiums	Net Investment Income
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2009	$6,487	$120,789	$3,097	$46,016	$99,049	$5,058
Year ended December 31, 2008	$5,760	$126,532	$4,145	$42,286	$99,084	$6,500
Year ended December 31, 2007	$6,257	$94,506	$3,474	$39,743	$93,632	$6,803

	Column H Losses and LAE Incurred		Column I	Column J	Column K
	Current Period	Prior Year	Amortization of DPAC	Paid Losses and Adjustment Expenses	Net Written Premiums
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2009	$64,453	$(4,836)	$6,202	$65,733	$102,491
Year ended December 31, 2008	$58,742	$16,002	$6,492	$53,352	$97,994
Year ended December 31, 2007	$55,562	$(5,228)	$4,794	$44,840	$96,025