Form 10-Q
period 2010-03-31
Eastern Insurance Holdings, Inc.
filed 2010-05-06
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No par Value)	Number of Shares Outstanding as of May 5, 2010 9,691,257
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31 2010	December 31 2009
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $143,173; $154,828)	$147,708	$159,101
Convertible bonds, at estimated fair value (amortized cost, $16,889; $3,641)	17,469	4,134
Equity securities, at estimated fair value (cost, $15,291; $16,438)	19,636	20,332
Other long-term investments, at estimated fair value (cost, $7,896; $7,879)	8,456	8,197

Total investments	193,269	191,764

Cash and cash equivalents	52,263	50,841
Accrued investment income	1,500	1,444
Premiums receivable (net of allowance, $631; $631)	39,465	32,404
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	12,861	12,354
Deferred acquisition costs	7,610	6,487
Deferred income taxes, net	929	1,343
Federal income taxes recoverable	499	1,549
Intangible assets	7,126	7,448
Goodwill	10,752	10,752
Other assets	9,095	8,203
Discontinued operations – group benefits insurance	66,649	66,935

Total assets	$402,018	$391,524

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$119,069	$121,093
Unearned premium reserves	57,090	46,016
Advance premium	138	657
Accounts payable and accrued expenses	10,828	11,853
Ceded reinsurance balances payable	7,160	5,900
Segregated portfolio cell dividend payable	16,773	16,684
Loan payable	1,747	1,986
Discontinued operations – group benefits insurance	32,341	33,470

Total liabilities	245,146	237,659

Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,783,014; outstanding –9,691,257	—	—
Unearned ESOP compensation	(4,675)	(4,859)
Additional paid in capital	113,442	113,049
Treasury stock, at cost (2,091,757 shares)	(32,666)	(32,666)
Retained earnings	74,262	73,038
Accumulated other comprehensive income, net	6,509	5,303

Total shareholders’ equity	156,872	153,865

Total liabilities and shareholders’ equity	$402,018	$391,524

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2010 and 2009

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2010	2009
REVENUE
Net premiums earned	$25,346	$24,847
Net investment income	1,352	1,486
Change in equity interest in limited partnerships	259	(94)
Net realized investment gains (losses)	997	(2,061)
Other revenue	146	239

Total revenue	28,100	24,417

EXPENSES
Losses and loss adjustment expenses incurred	17,151	15,939
Acquisition and other underwriting expenses	3,286	3,216
Other expenses	5,094	5,135
Amortization of intangibles	321	433
Policyholder dividend expense	178	185
Segregated portfolio dividend expense	183	(739)

Total expenses	26,213	24,169

Income from continuing operations before income taxes	1,887	248
Income tax expense from continuing operations	520	1,053

Net income (loss) from continuing operations	$1,367	$(805)

Discontinued operations – group benefits insurance (Note 3):
Income from discontinued operations before income taxes	797	330
Income tax expense	262	80

Net income from discontinued operations	535	250

Net income (loss)	$1,902	$(555)

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during period, net of tax of $957 and $(444)	1,778	(824)
Amortization of unrecognized benefit plan amounts, net of tax of $1 and $1	3	3
Less: Reclassification adjustment for gains (losses) included in net income (loss), net of tax of $310 and $(398)	575	(739)

Other comprehensive income (loss)	1,206	(82)

Comprehensive income (loss)	$3,108	$(637)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Earnings per share (See Note 5):
Basic earnings per share:
Income (loss) from continuing operations	$0.15	$(0.09)
Income from discontinued operations	$0.06	$0.03
Diluted earnings per share:
Income (loss) from continuing operations	$0.15	$(0.09)
Income from discontinued operations	$0.06	$0.03

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2010 and 2009

(Unaudited, in thousands, except share data)

	Outstanding Shares		Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other	Total
	Series A Preferred Stock	Common Capital Stock						Comprehensive Income, Net of Tax
Balance, January 1, 2010	—	9,691,257	—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865
ESOP shares released	—	—	—	184	(11)	—	—	—	173
Stock compensation expense	—	—	—	—	368	—	—	—	368
Excess tax expense from vested restricted stock	—	—	—	—	36	—	—	—	36
Shareholder dividend	—	—	—	—	—	—	(678)	—	(678)
Net income	—	—	—	—	—	—	1,902	—	1,902
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	1,206	1,206

Balance, March 31, 2010	—	9,691,257	—	$(4,675)	$113,442	$(32,666)	$74,262	$6,509	$156,872

	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total
Balance, January 1, 2009	—	9,512,366	—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137
ESOP shares released	—	—	—	184	(39)	—	—	—	145
Stock compensation expense	—	180,291	—	—	319	—	—	—	319
Excess tax expense from vested restricted stock	—	—	—	—	(93)	—	—	—	(93)
Repurchase of common stock	—	(1,400)	—	—	—	(11)	—	—	(11)
Shareholder dividend	—	—	—	—	—	—	(626)	—	(626)
Net loss	—	—	—	—	—	—	(555)	—	(555)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(82)	(82)

Balance, March 31, 2009	—	9,691,257	—	$(5,422)	$111,959	$(32,666)	$65,311	$(1,948)	$137,234

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited, in thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,367	$(805)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	172	144
Amortization of bond premium/discount	220	9
Net realized investment (gains) losses	(997)	2,061
Change in equity interest in limited partnerships	(259)	94
Deferred tax (benefit) expense	272	382
Stock compensation	541	464
Intangible asset amortization	321	433
Changes in assets and liabilities:
Accrued investment income	(56)	200
Premiums receivable	(7,061)	(8,216)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(506)	(798)
Deferred acquisition costs	(1,123)	(1,143)
Other assets	(996)	(1,837)
Reserves for unpaid losses and loss adjustment expenses	(2,024)	(403)
Unearned and advance premium	10,555	8,749
Ceded reinsurance balances payable	1,260	3,953
Accounts payable and accrued expenses	(1,014)	267
Segregated portfolio cell dividend payable	431	(1,188)
Federal income taxes recoverable/payable	1,050	196

Net cash provided by operating activities – continuing operations	2,153	2,562
Net cash used in operating activities – discontinued operations	(394)	(1,257)

Net cash provided by operating activities	1,759	1,305

Cash flows from investing activities:
Purchase of fixed income securities	(26,735)	(18,291)
Purchase of equity securities	(1,115)	(2,668)
Purchase of other long-term investments	—	—
Proceeds from sale of fixed income securities	17,648	30,463
Proceeds from maturities/calls of fixed income securities	8,095	6,615
Proceeds from sale of equity securities	2,583	774
Proceeds from sale of other long-term investments	—	371
Principal payments received on mortgage loans	—	—
Purchase of equipment, net	(71)	(195)

Net cash provided by investing activities – continuing operations	405	17,069
Net cash (used in) provided by investing activities – discontinued operations	(7,201)	14,361

Net cash (used in) provided by investing activities	(6,796)	31,430

Cash flows from financing activities:
Repurchase of common stock	—	(11)
Shareholder dividend	(678)	(626)
Repayment of loan principal	(250)	(250)
Income taxes related to stock compensation	36	(93)

Net cash used in financing activities	(892)	(980)

Net (decrease) increase in cash and cash equivalents	(5,929)	31,755
Cash and cash equivalents, beginning of period	50,841	52,090
Reclassification to discontinued operations	7,351	(454)

Cash and cash equivalents, end of period	$52,263	$83,391

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation and group benefits insurance products and reinsurance products through its direct and indirect wholly-owned subsidiaries, Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Employers Security Insurance Company (“Employers Security”), Eastern Re Ltd., S.P.C. (“Eastern Re”), Eastern Life and Health Insurance Company (“Eastern Life”), and Eastern Services Corporation (“Eastern Services), collectively referred to as the Company.

On May 4, 2010, EIHI entered into a definitive a definitive agreement to sell Eastern Life (Note 3). As a result of this agreement, Eastern Life’s operations have been reflected as discontinued operations in the accompanying consolidated financial statements. Eastern Life’s net premiums earned and revenue totaled $9,176 and $9,872, respectively, for the three months ended March 31, 2010 and $8,891 and $9,739, respectively, for the three months ended March 31, 2009.

The Company currently operates in four segments: workers’ compensation insurance, segregated portfolio cell reinsurance, specialty reinsurance, and corporate/other. The specialty reinsurance segment was placed into run-off effective July 1, 2008. See Note 9 for a description of each segment.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair statement of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 5, 2010.

All inter-company transactions and related account balances have been eliminated in consolidation.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. The consolidated balance sheet as of December 31, 2009, and the consolidated statements of operations and comprehensive income (loss) and consolidated statement of cash flows for the three months ended March 31, 2009 have been restated to reflect the sale of Eastern Life.

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

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to disclosures about fair value measurements. The new guidance requires the following new or enhanced disclosures: 1) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, 2) a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances, and settlements, and 3) fair value disclosures must be presented by class of assets and liabilities rather than by major category. The new guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The Company adopted the new accounting guidance effective January 1, 2010. The adoption of the new guidance resulted in enhanced disclosures related to the Company’s investment fair value measurements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance related to variable interest entities. The new guidance 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities. The new guidance was effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the new accounting guidance effective January 1, 2010. The adoption of the new guidance had no impact on the Company’s consolidated financial statements.

3. Definitive Agreement to Sell Eastern Life

On May 4, 2010, EIHI announced that it has entered into a definitive agreement to sell its wholly-owned group benefits insurance subsidiary, Eastern Life, to Security Life Insurance Company of America (“Security”). The agreement effects a statutory merger of Eastern Life into Security, with Security continuing as the surviving corporation. Total transaction consideration to EIHI will be equal to Eastern Life’s shareholders’ equity, plus $250. Shareholders’ equity will be determined in accordance with generally accepted accounting principles (“GAAP”) for the month end immediately preceding the close of the transaction. Eastern Life’s GAAP shareholders’ equity was $33,856 as of March 31, 2010. The consideration payable to EIHI consists principally of cash and includes a $1,750 promissory note from Security’s parent. The note will bear interest at 4.0%, payable quarterly, and will be due in full 36 months after the closing of the transaction.

The merger agreement contains customary representations, covenants and conditions to closing, including required regulatory approval. Closing is not conditioned on external financing, the receipt of any rating or any material consent of a third party. The transaction requires approvals from the Insurance Departments of Pennsylvania and Minnesota, the domiciles of Eastern Life and Security, respectively. Subject to the receipt of those approvals, the transaction is expected to close by mid-summer.

The Company’s group benefits insurance segment, which consists of the business of Eastern Life, has been recorded in the consolidated financial statements as discontinued operations. The Company has also included transaction expenses of $119 ($77 net of tax) in discontinued operations. Certain corporate expenses previously reported in the group benefits insurance segment were reclassified to continuing operations. The reclassification of these corporate expenses totaled $125 for three months ended March 31, 2010 and 2009.

The group benefits insurance segment’s assets and liabilities as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
ASSETS
Investments:
Fixed income securities	$37,759	$30,173
Equity securities	947	941
Other long-term investments	2,147	2,118

Total investments	40,853	33,232

Cash and cash equivalents	8,825	16,176
Accrued investment income	353	220
Premiums receivable	37	53
Reinsurance recoverable on paid and unpaid losses and LAE	15,646	16,167
Deferred income taxes, net	340	6
Federal income taxes recoverable	56	685
Other assets	539	396

Total assets	$66,649	$66,935

LIABILITIES
Reserves for unpaid losses and LAE	$29,155	$30,419
Unearned premium reserves	78	83
Advance premium	1,386	1,063
Accounts payable and accrued expenses	1,192	1,392
Reinsurance premiums payable	214	202
Benefit plan liabilities	316	311

Total liabilities	$32,341	$33,470

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

4. Goodwill

Management tests goodwill for impairment annually as of September 30 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s goodwill is allocated 100% to the workers’ compensation insurance segment. We did not evaluate goodwill for impairment as of March 31, 2010 as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2009.

5. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended March 31, 2010, there were 827,659 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the three months ended March 31, 2010, dilutive potential common shares outstanding included 36,539 restricted stock awards. For the three months ended March 31, 2009, there were 1,098,072 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Of the shares excluded from the diluted earnings per share calculation for the three months ended March 31, 2009, 233,874 shares were considered anti-dilutive because of the Company’s net loss for the period.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three months ended March 31, 2010 and 2009 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net income (loss) for basic and diluted earnings per share	$1,902	$(555)

Less: Dividends declared – common and unvested restricted share units	(678)	(626)

Undistributed earnings	1,224	(1,181)

Percent allocated to common shareholders	98.3%	98.3%

	1,204	(1,161)

Add: Dividends declared – common shares	667	615

	$1,871	$(546)

Denominator for basic earnings per share	9,065,183	8,851,588

Effect of dilutive securities	36,539	—

Denominator for diluted earnings per common share	9,101,722	8,851,588

Basic earnings per share:
Income (loss) from continuing operations	$0.15	$(0.09)
Income from discontinued operations	$0.06	$0.03
Diluted earnings per share:
Income (loss) from continuing operations	$0.15	$(0.09)
Income from discontinued operations	$0.06	$0.03
Cash dividends per share	$0.07	$0.07

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of March 31, 2010:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of March 31, 2010 and December 31, 2009, excluding the segregated portfolio cell reinsurance segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	3/31/10	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$15,373	$8,515	$6,858	$—
States, municipalities, and political subdivisions	35,696	—	35,696	—
Corporate securities	25,123	—	25,123	—
Residential mortgage-backed securities	24,107	—	24,107	—
Commercial mortgage-backed securities	6,217	—	6,217	—
Collateralized mortgage obligations	13,364	—	13,364	—
Other structured securities	387	—	387	—
Convertible bonds	17,469	—	17,469	—
Equity securities – available for sale	15,226	15,226	—	—

Total	$152,962	$23,741	$129,221	$—

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

		Fair Value Measurements at Reporting Date Using
	12/31/09	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$16,206	$8,989	$7,217	$—
States, municipalities, and political subdivisions	39,811	—	39,811	—
Corporate securities	24,332	—	24,332	—
Residential mortgage-backed securities	26,592	—	26,592	—
Commercial mortgage-backed securities	6,725	—	6,725	—
Collateralized mortgage obligations	14,585	—	14,585	—
Other structured securities	390	—	390	—
Convertible bonds	4,134	—	4,134	—
Equity securities – available for sale	16,767	15,826	—	—

Total	$148,601	$24,815	$123,786	$—

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

Other long-term investments include the Company’s interest in various limited partnerships, including a low volatility multi-strategy fund of funds, two natural resource limited partnerships, a structured finance opportunity fund, an open-ended investment fund and a real estate limited partnership. The Company records its investment in the limited partnerships using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnership’s net asset value. Changes in the Company’s investments are based on statements received directly from the limited partnership and/or the limited partnership’s administrator. The estimated fair values of the underlying investments in the limited partnerships may be based on Level 1, Level 2, or Level 3 inputs, or a combination thereof.

As of March 31, 2010 (unaudited) and December 31, 2009, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	3/31/10	12/31/09
Multi-strategy fund of funds	$4,044	$3,923
Natural resources	1,297	1,291
Structured finance opportunity fund	2,524	2,410
Open-ended investment fund	591	573
Real estate	—	—

Total	$8,456	$8,197

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

The activity in the Company’s limited partnership investments for the three months ended March 31, 2010 and 2009 was as follows (unaudited, in thousands):

	3/31/10	3/31/09
Balance, beginning of period	$8,197	$7,592
Contributions	—	—
Withdrawals	—	(371)
Unrealized change in interest	259	(94)

Balance, end of period	$8,456	$7,127

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

7. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of March 31, 2010 and December 31, 2009 (unaudited, in thousands):

March 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$17,765	$395	$(3)	$18,157
States, municipalities, and political subdivisions	33,984	1,734	(22)	35,696
Corporate securities	48,223	1,584	(27)	49,780
Residential mortgage-backed securities	23,350	772	(15)	24,107
Commercial mortgage-backed securities	6,126	147	(56)	6,217
Collateralized mortgage obligations	13,310	214	(160)	13,364
Other structured securities	415	17	(45)	387

Total fixed income securities	143,173	4,863	(328)	147,708
Equity securities	15,291	4,351	(6)	19,636

Total fixed income and equity securities	$158,464	$9,214	$(334)	$167,344

December 31, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$20,547	$358	$(39)	$20,866
States, municipalities, and political subdivisions	38,002	1,865	(56)	39,811
Corporate securities	48,285	1,910	(63)	50,132
Residential mortgage-backed securities	25,947	654	(9)	26,592
Commercial mortgage-backed securities	6,925	59	(259)	6,725
Collateralized mortgage obligations	14,672	180	(267)	14,585
Other structured securities	450	16	(76)	390

Total fixed income securities	154,828	5,042	(769)	159,101
Equity securities	16,438	3,907	(13)	20,332

Total fixed income and equity securities	$171,266	$8,949	$(782)	$179,433

Other structured securities include other asset-backed securities collateralized by home equity loans, credit card receivables and manufactured homes.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of March 31, 2010 (unaudited, in thousands) and December 31, 2009 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$2,397	$(3)	$—	$—	$2,397	$(3)
States, municipalities, and political subdivisions	1,928	(21)	243	(2)	2,171	(23)
Corporate securities	3,339	(21)	124	(1)	3,463	(22)
Residential mortgage-backed securities	2,067	(15)	—	—	2,067	(15)
Commercial mortgage-backed securities	—	—	1,549	(56)	1,549	(56)
Collateralized mortgage obligations	1,257	(26)	1,668	(133)	2,925	(159)
Other structured securities	—	—	315	(45)	315	(45)

Total fixed income securities	10,988	(86)	3,899	(237)	14,887	(323)
Equity securities	—	—	—	—	—	—

Total fixed income and equity securities	$10,988	$(86)	$3,899	$(237)	$14,887	$(323)

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$6,715	$(39)	$—	$—	$6,715	$(39)
States, municipalities, and political subdivisions	2,757	(56)	—	—	2,757	(56)
Corporate securities	4,059	(36)	124	(2)	4,183	(38)
Residential mortgage-backed securities	903	(9)	—	—	903	(9)
Commercial mortgage-backed securities	1,017	(2)	3,248	(258)	4,265	(260)
Collateralized mortgage obligations	1,327	(44)	1,771	(223)	3,098	(267)
Other structured securities	—	—	315	(76)	315	(76)

Total fixed income securities	16,778	(186)	5,458	(559)	22,236	(745)
Equity securities	—	—	—	—	—	—

Total fixed income and equity securities	$16,778	$(186)	$5,458	$(559)	$22,236	$(745)

As of March 31, 2010, the Company held 31 fixed income securities with gross unrealized losses totaling $323. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of March 31, 2010.

As of March 31, 2010, the Company did not hold any equity securities with gross unrealized losses.

The Company recognized other-than-temporary impairments of $15 for the three months ended March 31, 2010. The Company recognized other-than-temporary impairments of $2,369 for the three months ended March 31, 2009.

The following table provides a rollforward of the Company’s other-than-temporary impairments related to credit losses for which a portion of the other-than-temporary impairment was recognized in other comprehensive income for the three months ended March 31, 2010.

Balance, January 1, 2010	$29
Credit loss impairment recognized in current period on securities not previously impaired	6
Credit loss impairments previously recognized on securities which matured, paid down, or were sold during the period	—

Balance, March 31, 2010	$35

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):

	2010	2009
Balance, beginning of period	$121,093	$126,532
Reinsurance recoverables on unpaid losses and LAE	8,512	7,835

Net balance, beginning of period	112,581	118,697
Incurred related to:
Current year	16,278	16,294
Prior year	712	(197)

Total incurred before purchase accounting adjustments	16,990	16,097
Purchase accounting adjustments	(78)	(158)

Total incurred	16,912	15,939
Paid related to:
Current year	3,063	1,744
Prior year	15,542	15,029

Total paid	18,605	16,773

Net balance, end of period	110,888	117,863
Reinsurance recoverables on unpaid losses and LAE	8,181	8,266

Balance, end of period	$119,069	$126,129

Incurred losses by segment were as follows for the three months ended March 31, 2010 and 2009, respectively (unaudited, in thousands):

March 31, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$12,602	$4,526	$—	$17,128
Current period discount	(634)	(216)	—	(850)
Prior year, gross of discount	—	(733)	—	(733)
Accretion of prior period discount	704	741	—	1,445

Total incurred before purchase accounting adjustments	12,672	4,318	—	16,990
Purchase accounting adjustments	(71)	(11)	4	(78)

Total incurred	$12,601	$4,307	$4	$16,912

March 31, 2009	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$11,853	$4,450	$613	$16,916
Current period discount	(452)	(170)	—	(622)
Prior year, gross of discount	(549)	(206)	—	(755)
Accretion of prior period discount	406	152	—	558

Total incurred before purchase accounting adjustments	11,258	4,226	613	16,097
Purchase accounting adjustments	(149)	(13)	4	(158)

Total incurred	$11,109	$4,213	$617	$15,939

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

The Company’s results of operations include favorable development of $733 for the three months ended March 31, 2010, compared to favorable development of $755 for the same period in 2009. The 2010 favorable development was reported in the segregated portfolio cell reinsurance, which primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves.

9. Segment Information

The Company’s current operations are organized into the four following business segments.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and large deductible policies.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling $1,411 and $1,521 for the three months ended March 31, 2010 and 2009, respectively.

Run-Off Specialty Reinsurance

Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provided coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program, for the three months ended March 31, 2010 and 2009 were as follows (unaudited, in thousands):

	2010	2009
EnviroGuard	$6	$630
EIA	—	269

Total	$6	$899

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

Corporate/Other

The corporate/other segment includes the holding company and third party administration activities of the Company, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The corporate/other segment also includes the Company’s 10.0% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors.

The following table represents the segment results for the three months ended March 31, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$19,455	$5,885	$6	$—	$25,346
Net investment income	830	151	305	66	1,352
Change in equity interest in limited partnerships	205	—	54	—	259
Net realized investment gains	450	565	185	(203)	997
Other revenue	—	—	237	(91)	146

Total revenue	20,940	6,601	787	(228)	28,100

Expenses:
Losses and LAE incurred	12,840	4,307	4	—	17,151
Acquisition and other underwriting expenses	1,970	1,792	2	(478)	3,286
Other expenses	3,511	66	90	1,427	5,094
Amortization of intangibles	—	—	—	321	321
Policyholder dividend expense	178	—	—	—	178
Segregated portfolio dividend expense	—	436	—	(253)	183

Total expenses	18,499	6,601	96	1,017	26,213

Income (loss) from continuing operations before income taxes	2,441	—	691	(1,245)	1,887
Income tax expense from continuing operations	715	—	(1)	(194)	520

Net income (loss) from continuing operations	$1,726	$—	$692	$(1,051)	$1,367

Total assets	$252,544	$61,731	$55,782	$(34,641)	$335,416

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements—(Continued)

(Unaudited, dollars in thousands except share and per share data)

The following table represents the segment results for the three months ended March 31, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$17,906	$6,042	$899	$—	$24,847
Net investment income	958	182	258	88	1,486
Change in equity interest in limited partnerships	(94)	—	—	—	(94)
Net realized investment (losses) gains	(10)	(1,095)	(1,201)	245	(2,061)
Other revenue	99	—	113	27	239

Total revenue	18,859	5,129	69	360	24,417

Expenses:
Losses and LAE incurred	11,109	4,213	617	—	15,939
Acquisition and other underwriting expenses	1,472	1,833	270	(359)	3,216
Other expenses	3,564	(30)	136	1,465	5,135
Amortization of intangibles	—	—	—	433	433
Policyholder dividend expense	185	—	—	—	185
Segregated portfolio dividend expense	—	(887)	—	148	(739)

Total expenses	16,330	5,129	1,023	1,687	24,169

Income (loss) from continuing operations before income taxes	2,529	—	(954)	(1,327)	248
Income tax expense from continuing operations	765	—	3	285	1,053

Net income (loss) from continuing operations	$1,764	$—	$(957)	$(1,612)	$(805)

Total assets	$233,277	$56,914	$62,284	$(30,763)	$321,712

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

11. Subsequent Events

Management performed an evaluation of subsequent events and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of Eastern Insurance Holdings, Inc. (the “Company”) and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. You should carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 5, 2010.

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

Overview

The Company’s results of operations for the three months ended March 31, 2010 improved significantly when compared to the same period in 2009. The 2010 results primarily reflect an improvement in the fixed income and equity security markets. The Company’s results of operations included net realized investment gains of $997,000 for the three months ended March 31, 2010, compared to net realized investment losses of $2.1 million for the same period in 2009. The 2009 net realized investment losses included other-than-temporary impairments of $1.8 million (excluding impairments in the segregated portfolio cell reinsurance segment). Other-than-temporary impairments were de minimis in 2010.

The workers’ compensation insurance segment reported a combined ratio of 95.1% for the three months ended March 31, 2010, compared to a combined ratio of 91.2% for the same period in 2009. The increase in the combined ratio primarily reflects an increase in the calendar period loss ratio due to no favorable development being recorded in the first quarter of 2010. The segment’s results were also impacted by return premium to insureds as a result of premium audits for the three months ended March 31, 2010, compared to additional premium to the Company for the same period in 2009.

The segregated portfolio cell reinsurance segment reported a combined ratio of 104.8% for the three months ended March 31, 2010, compared to a combined ratio of 99.5% for the same period in 2009. The increase in the combined ratio primarily reflects an increase in the calendar period loss ratio. The calendar period loss ratio was impacted by an increase in the accident period loss ratio from 2009 to 2010, partially offset by an increase in favorable loss reserve development. The increase in the accident period loss ratio was primarily driven by an increase in reported claims in certain segregated cells during the first quarter of 2010.

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

Acquisition and other underwriting expenses. In the workers’ compensation insurance segment, expenses incurred to underwrite risks are referred to as acquisition and other underwriting expenses, which consist of commissions, premium taxes and fees and other underwriting expenses incurred in acquiring, writing and administering the Company’s business. In the segregated portfolio cell reinsurance and run-off specialty reinsurance segments, acquisition and other underwriting expenses consist of ceding commissions earned under the respective reinsurance agreements. Ceding commissions received are netted against acquisition and other underwriting expenses.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of March 31, 2010, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of March 31, 2010 and December 31, 2009, the Company’s reserves for unpaid losses and LAE were reduced by $4,194 and $4,256, respectively, related to the effects of discounting.

The reserves for unpaid losses and LAE in the run-off specialty reinsurance segment are based on claim information received from the ceding company on a quarterly basis. Each quarter, the Company compares its actual reported losses for the quarter, and cumulative reported losses since the most recently completed reserve study, to expected reported losses for the respective period, which may result in the Company increasing its losses and LAE, and its corresponding loss reserves it that quarter. The Company did not record any loss reserve development for the three months ended March 31, 2010 or 2009. Management recently commenced a claims audit at the ceding company with the intention of reviewing the open claims inventory. The run-off specialty reinsurance segment historically has been volatile with unfavorable development in 2008 and prior years. The results of this claims audit will be incorporated in our reserve evaluation process.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and run-off specialty reinsurance segments as of March 31, 2010 (unaudited) and December 31, 2009 are summarized below (in thousands):

March 31, 2010	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Specialty Reinsurance	Total
Case/tabular reserves	$35,622	$12,093	$16,613	$64,328
Case incurred development, IBNR, and unallocated LAE reserves	24,854	11,244	14,198	50,296
Amount of discount	(3,027)	(1,167)	—	(4,194)

Net reserves	57,449	22,170	30,811	110,430
Reinsurance recoverables on unpaid losses and LAE	4,221	3,960	—	8,181
Purchase accounting adjustments	442	30	(14)	458

Reserves for unpaid losses and LAE	$62,112	$26,160	$30,797	$119,069

December 31, 2009	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Specialty Reinsurance	Total
Case/tabular reserves	$33,073	$10,978	$15,761	$59,812
Case incurred development, IBNR, and unallocated LAE reserves	27,451	12,196	16,841	56,488
Amount of discount	(3,097)	(1,159)	—	(4,256)

Net reserves	57,427	22,015	32,602	112,044
Reinsurance recoverables on unpaid losses and LAE	4,909	3,603	—	8,512
Purchase accounting adjustments	514	41	(18)	537

Reserves for unpaid losses and LAE	$62,850	$25,659	$32,584	$121,093

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three months ended March 31, 2010, the Company recognized other-than-temporary impairments of $15 compared to $2.4 million for the same period in 2009. As of March 31, 2010, the Company held securities with gross unrealized losses of $323,000, excluding those securities in the segregated portfolio cell reinsurance segment, of which $237,000 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying investments, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

Equity securities. An equity security is considered impaired when one of the following conditions exist: 1) an equity security’s market value is less than 80.0% of its cost for a continuous period of six months, 2) an equity’s security’s market value is less than 50.0% of its cost, regardless of the amount of time the security’s market value has been below cost, and 3) an equity security’s market value has been less than cost for a continuous period of 12 months, regardless of the magnitude of the decline in market value. Equity securities that are in an unrealized loss position, but do not meet the above quantitative thresholds, are evaluated to determine if the decline in market value is other than temporary.

The Company did not recognized any other-than-temporary impairments related to its equity securities for the three months ended March 31, 2010.

Fixed income securities. A fixed income security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When the Company determines a credit loss has been incurred, but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss), and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income (loss). A fixed income security is reviewed for potential credit loss if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80.0% of amortized cost due to deterioration in credit quality.

For the three months ended March 31, 2010, the Company recognized an other-than-temporary impairment of $6 related to an asset-backed security for which management determined a credit loss had occurred.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in other long-term investments in the consolidated statement of operations. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three months ended March 31, 2010 or 2009.

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

We did not evaluate goodwill for impairment as of March 31, 2010, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2009.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of March 31, 2010, the Company recorded a net deferred tax asset of $1.5 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

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

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to disclosures about fair value measurements. The new guidance requires the following new or enhanced disclosures: 1) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, 2) a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances, and settlements, and 3) fair value disclosures must be presented by class of assets and liabilities rather than by major category. The new guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The Company adopted the new accounting guidance effective January 1, 2010. The adoption of the new guidance resulted in enhanced disclosures related to the Company’s investment fair value measurements.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance related to variable interest entities. The new guidance 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities. The new guidance was effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted the new accounting guidance effective January 1, 2010. The adoption of the new guidance had no impact on the Company’s consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):

	2010	2009
Net premiums written	$36,420	$34,027

Net premiums earned	$25,346	$24,847
Net investment income	1,352	1,486
Change in equity interest in limited partnerships	259	(94)
Net realized investment gains (losses)	997	(2,061)
Other revenue	146	239

Consolidated revenue	$28,100	$24,417

The increase in consolidated revenue from 2009 to 2010 primarily reflects the improvement in the fixed income and equity security markets and an increase in net premiums earned in the workers’ compensation insurance segment. Net realized investment losses for the three months ended March 31, 2009 include other-than-temporary impairments of $2.4 million, including $618,000 related to the segregated portfolio cell reinsurance segment. The increase in net premiums earned in the workers’ compensation insurance segment primarily reflects new business sales and an improvement in the renewal retention rate.

The components of consolidated net (loss) income, by segment, for the three months ended March 31, 2010 and 2009 were as follows (unaudited, in thousands):

	2010	2009
Workers’ compensation insurance	$1,726	$1,764
Segregated portfolio cell reinsurance	—	—
Run-off specialty reinsurance	692	(957)
Corporate/other	(1,051)	(1,612)

Consolidated net income (loss) from continuing operations	$1,367	$(805)

The increase in consolidated net income from 2009 to 2010 primarily reflects the aforementioned improvement in the fixed income and equity security markets.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):

	2010	2009
Revenue:
Direct premiums written	$38,874	$36,159
Reinsurance premiums assumed	265	275
Ceded premiums written	(11,640)	(12,510)

Net premiums written	27,499	23,924
Change in unearned premiums	(8,044)	(6,018)

Net premiums earned	19,455	17,906
Net investment income	830	958
Change in equity interest in limited partnerships	205	(94)
Net realized investment gains (losses)	450	(10)
Other revenue	—	99

Total revenue	$20,940	$18,859

Expenses:
Losses and LAE incurred	$12,840	$11,109
Acquisition and other underwriting expenses	1,970	1,472
Other expenses	3,511	3,564
Policyholder dividend expense	178	185

Total expenses	18,499	16,330

Income before income taxes	2,441	2,529
Income tax expense	715	765

Net income	$1,726	$1,764

The workers’ compensation insurance ratios were as follows for the three months ended March 31, 2010 and 2009:

	2010	2009
Loss and LAE ratio	66.0%	62.0%
Expense ratio	28.2%	28.2%
Policyholders’ dividend ratio	0.9%	1.0%

Combined ratio	95.1%	91.2%

Premiums

The increase in direct premiums written primarily reflects new business sales of $9.7 million and an increase in the renewal retention rate, partially offset by renewal rate decreases of 3.0% and return premiums to insureds as a result of payroll audits. The renewal retention rate increased from 84.1% in 2009 to 88.0% in 2010. For the three months ended March 31, 2010, the Company recognized return premium of $490,000, compared to additional premium from insureds of $283,000 for the same period in 2009.

Net Investment Income

The decrease in net investment income primarily reflects the current interest rate environment. The average yield on the fixed income portfolio was 3.46% as of March 31, 2010, compared to 3.97% as of March 31, 2009.

Net Realized Investment Losses

The increase in net realized investment gains primarily reflects a decline in other-than-temporary investment impairments. The Company recognized impairments of $6,000 for the three months ended March 31, 2010, compared to impairments of $208,000 for the same period in 2009.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects a decrease in favorable loss reserve development, partially offset by a decrease in the accident period loss ratio. There was no favorable development recorded for the three months ended March 31, 2010. Favorable loss reserve development totaled $549,000 for the three months ended March 31, 2009. The accident period loss ratio was 65.1% for the three months ended March 31, 2010, compared to an accident period loss ratio of 66.0% for the same period in 2009.

Acquisition and Other Underwriting Expenses

The acquisition and other underwriting expense ratio increased from 8.2% in 2009 to 10.1% in 2010. The increase primarily reflects the impact of the aforementioned return premium to customers as a result of premium audits in 2010 and purchase accounting adjustments of $293,000, which decreased acquisition and other underwriting expenses in 2009.

Other Expenses

The other expense ratio decreased from 19.9% in 2009 to 18.0% in 2010. The decrease primarily reflects growth in the Company’s Southeast operations, partially offset by the aforementioned return premium in 2010.

Policyholder Dividends

For the three months ended March 31, 2010 and 2009, 12.4% and 10.0%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three months ended March 31, 2010 and 2009 was 29.3% and 30.2%, respectively. The primary difference between the statutory rate of 35.0% and the effective tax rate primarily reflects tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):

	2010	2009
Revenue:
Reinsurance premiums assumed	$9,702	$10,973
Ceded premiums written	(787)	(792)

Net premiums written	8,915	10,181
Change in unearned premiums	(3,030)	(4,139)

Net premiums earned	5,885	6,042
Net investment income	151	182
Net realized investment gains (losses)	565	(1,095)

Total revenue	$6,601	$5,129

Expenses:
Losses and LAE incurred	$4,307	$4,213
Acquisition and other underwriting expenses	1,792	1,833
Other expenses	66	(30)
Segregated portfolio dividend expense (1)	436	(887)

Total expenses	6,601	5,129

Net income (1)	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended March 31, 2010 and 2009:

	2010	2009
Loss and LAE ratio	73.2%	69.7%
Expense ratio	31.6%	29.8%

Combined ratio	104.8%	99.5%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed primarily reflects an increase in return premium to insureds related to premium audits and renewal rate decreases of 2.7%, partially offset by new business sales and an increase in the renewal retention rate. Premium audits resulted in return premium of $208,000 for the three months ended March 31, 2010, compared to return premium of $97,000 for the same period in 2009. The renewal retention rate increased from 84.1% in 2009 to 90.0% in 2010.

Net Investment Income

The decrease in net investment income primarily reflects the current interest rate environment.

Net Realized Investment Gains (Losses)

The increase in net realized investment gains primarily reflects a decline in other-than-temporary investment impairments. The Company recognized impairments of $9,000 for the three months ended March 31, 2010, compared to impairments of $618,000. The 2009 net realized investment losses also reflect the impact of reducing the segregated cells’ exposure to investments in financial institutions.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio, partially offset by an increase in favorable loss reserve development on prior accident periods. The accident period loss ratio was 85.8% and 73.4% for the three months ended March 31, 2010 and 2009, respectively. The increase in the accident period loss ratio primarily reflects an increase in reported claims in certain segregated cells during the first quarter of 2010. Favorable loss reserve development totaled $733,000 and $206,000 for the three months ended March 31, 2010 and 2009, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three months ended March 31, 2010 and 2009.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):

	2010	2009
Revenue:
Reinsurance premiums assumed	$6	$(79)
Change in unearned premiums	—	978

Net premiums earned	6	899
Net investment income	305	258
Change in equity interest in limited partnerships	54	—
Net realized investment gains (losses)	185	(1,201)
Other revenue	237	113

Total revenue	$787	$69

Expenses:
Losses and LAE incurred	$4	$617
Acquisition and other underwriting expenses	2	270
Other expenses	90	136

Total expenses	96	1,023

Income (loss) before income taxes	691	(954)
Income tax (benefit) expense	(1)	3

Net income (loss)	$692	$(957)

Net Income (Loss)

The results of operations are reflective of the run-off nature of the segment.

Reinsurance Premiums Assumed

Reinsurance premiums assumed, by line of business, were as follows for the three months ended March 31, 2010 and 2009 (unaudited, in thousands):

	2010	2009
EnviroGuard	$6	$(35)
EIA liability	—	(44)

Total assumed premiums	$6	$(79)

Net Investment Income

The increase in net investment income primarily reflects the increase in fixed income securities.

Net Realized Investment (Losses) Gains

The increase in net realized investment gains primarily reflects a decline in other-than-temporary investment impairments. There were no impairments for the three months ended March 31, 2010. The Company recognized impairments of $1.5 million for the three months ended March 31, 2009.

CORPORATE/OTHER

The corporate/other segment reported a net loss of $1.1 million for the three months ended March 31, 2010, compared to a net loss of $1.6 million for the same period in 2009. The improvement in the net loss primarily reflects the Company’s equity investment in certain of the segregated portfolio cells, which resulted in income of $253,000 in 2010, compared to a loss of $148,000 in 2009. The 2009 net loss was also impacted by a deferred tax valuation allowance, which increased income taxes by $678,000.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $402.0 million at March 31, 2010, compared to $391.2 million at December 31, 2009. The increase in consolidated assets primarily reflects an increase in premiums receivable and deferred acquisition costs, which are higher as of March 31 as a result of the high volume of workers’ compensation business with a January 1 effective date. The increase is also attributable to an increase in investments related to purchases and an increase in estimated fair value during the first quarter of 2010. These increases were partially offset by a decrease in cash and federal income taxes recoverable. The decrease in cash primarily reflects the purchase of investments, while the decrease in taxes recoverable primarily reflects the estimated tax liability based on the Company’s results of operations for the three months ended March 31, 2010 and the receipt of a tax refund related to the carryback of capital losses to prior tax years.

Consolidated liabilities totaled $245.1 million at March 31, 2010, compared to $237.4 million at December 31, 2009. The increase in consolidated liabilities primarily reflects an increase in unearned premiums and ceded reinsurance balances payable, which are higher as of March 31 as a result of the high volume of workers’ compensation business with a January 1 effective date. These increases were partially offset by a decrease in reserves and accounts payable and accrued expenses. The decrease in reserves primarily reflects claim payments in the run-off specialty reinsurance segment. The decrease in accounts payable and accrued expenses primarily reflects the payment of the Security Fund assessment related to 2008 and the payment of premium taxes related to 2009.

Consolidated equity totaled $156.9 million at March 31, 2010, compared to $153.4 million at December 31, 2009. The increase in consolidated equity primarily reflects net income for the three months ended March 31, 2010 and the increase in the estimated fair value of the Company’s investments.

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

The Company has a $2.6 million line of credit available to provide additional liquidity if needed. In addition to the line of credit, the Company has obtained letters of credit totaling $45.8 million for the purpose of securing obligations to reinsurers, if necessary. As of March 31, 2010, there was approximately $5.9 million still available under the Company’s letter of credit facilities.

Our domestic insurance subsidiaries’ ability to pay dividends to EIHI is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania Insurance Department and the Indiana Insurance Department is limited to the greater of 10.0% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to the Company.

CASH FLOWS

Cash flows for the three months ended March 31, 2010 and 2009 were as follows (unaudited, in thousands):

	2010	2009
Cash flows provided by operating activities	$1,759	$1,305
Cash flows (used in) provided by investing activities	(6,796)	31,430
Cash flows used in financing activities	(892)	(980)

Net (decrease) increase in cash and cash equivalents	$(5,929)	$31,755

The decrease in cash flows from 2009 to 2010 primarily reflects the impact of investing activities. During the first quarter of 2010, the Company reported net purchases of investments, which primarily reflects the purchase of investments in the run-off specialty reinsurance segment. During the first quarter of 2009, the Company reported net sales of investments, which primarily reflects the sale of investments in the workers’ compensation insurance and group benefits insurance segments to fund the capital contribution that was made to Eastern Re in March 2009.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2010, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolio. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities.

There have been no material changes in the Company’s market risk since December 31, 2009. Additional disclosures related to the Company’s market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2010.

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

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5.0% of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represented the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan at that time. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. On March 24, 2008, the Company received approval from the Pennsylvania Insurance Department to repurchase up to $10 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. As of March 31, 2010, the Company has repurchased 2,091,757 shares, and has approximately $9.6 million authorized for future repurchases.

There were no purchases of our common stock during the three months ended March 31, 2010 and 2009, respectively.

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

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: May 6, 2010	By:	/S/ BRUCE M. ECKERT
Bruce M. Eckert,
Chief Executive Officer

Dated: May 6, 2010	By:	/S/ KEVIN M. SHOOK
Kevin M. Shook,
Treasurer and Chief Financial Officer