Form 10-Q
period 2010-06-30
Eastern Insurance Holdings, Inc.
filed 2010-08-05
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2010,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No Par Value)	Number of Shares Outstanding as of August 4, 2010 9,208,762
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30 2010	December 31 2009
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $149,569; $154,828)	$155,468	$159,101
Convertible bonds, at estimated fair value (amortized cost, $17,595; $3,641)	17,371	4,134
Equity securities, at estimated fair value (cost, $17,242; $16,438)	18,694	20,332
Other long-term investments, at estimated fair value (cost, $10,197; $7,879)	10,638	8,197

Total investments	202,171	191,764

Cash and cash equivalents	65,501	50,841
Accrued investment income	1,488	1,444
Premiums receivable (net of allowance, $631; $631)	38,123	32,404
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	12,827	12,354
Deferred acquisition costs	7,737	6,487
Deferred income taxes, net	1,505	1,343
Federal income taxes recoverable	1,267	1,549
Intangible assets	6,805	7,448
Goodwill	10,752	10,752
Other assets	10,371	8,203
Discontinued operations – group benefits insurance	—	66,935

Total assets	$358,547	$391,524

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$120,261	$121,093
Unearned premium reserves	55,461	46,016
Advance premium	145	657
Accounts payable and accrued expenses	10,378	11,853
Ceded reinsurance balances payable	7,236	5,900
Segregated portfolio cell dividend payable	12,819	16,684
Loan payable	1,757	1,986
Discontinued operations – group benefits insurance	—	33,470

Total liabilities	$208,057	$237,659

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,783,014; outstanding – 9,372,701 and 9,691,257, respectively	—	—
Unearned ESOP compensation	(4,488)	(4,859)
Additional paid in capital	113,771	113,049
Treasury stock, at cost (2,410,313 and 2,091,757 shares, respectively)	(36,114)	(32,666)
Retained earnings	72,223	73,038
Accumulated other comprehensive income, net	5,098	5,303

Total shareholders’ equity	150,490	153,865

Total liabilities and shareholders’ equity	$358,547	$391,524

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
Net premiums earned	$25,918	$25,091	$51,264	$49,938
Net investment income	974	1,313	2,326	2,798
Change in equity interest in limited partnerships	(5)	312	254	219
Net realized investment (losses) gains	(720)	(970)	277	(3,031)
Other revenue	145	124	291	363

Total revenue	26,312	25,870	54,412	50,287

EXPENSES
Losses and loss adjustment expenses incurred	20,678	15,331	37,829	31,270
Acquisition and other underwriting expenses	2,538	3,024	5,824	6,240
Other expenses	5,275	4,947	10,369	10,082
Amortization of intangibles	321	433	642	866
Policyholder dividend expense	221	(62)	399	123
Segregated portfolio dividend expense	(885)	87	(702)	(652)

Total expenses	28,148	23,760	54,361	47,929

(Loss) income from continuing operations before income taxes	(1,836)	2,110	51	2,358
Income tax (benefit) expense from continuing operations	(125)	191	395	1,244

Net (loss) income from continuing operations	$(1,711)	$1,919	$(344)	$1,114

Discontinued operations – group benefits insurance (Note 3):
Income from discontinued operations before income taxes	606	1,588	1,403	1,918
Income tax expense	344	530	606	610

Net income from discontinued operations	262	1,058	797	1,308

Net (loss) income	$(1,449)	$2,977	$453	$2,422

Other comprehensive (loss) income
Unrealized holding gains arising during period, net of tax of $144, $1,519, $648 and $1,075	268	2,821	1,204	1,996
Amortization of unrecognized benefit plan amounts, net of tax of $2, $2, $3, and $4	3	4	6	8
Less: Reclassification adjustment for gains (losses) included in net (loss) income, net of tax of $906, $(372), $762, and $(770)	1,682	(690)	1,415	(1,429)

Other comprehensive (loss) income	(1,411)	3,515	(205)	3,433

Comprehensive (loss) income	$(2,860)	$6,492	$248	$5,855

	Three Months Ended June 30		Six Months Ended June 30
Earnings per share (See Note 5):	2010	2009	2010	2009
Basic earnings per share:
(Loss) income from continuing operations	$(0.19)	$0.20	$(0.04)	$0.12
Income from discontinued operations	$0.03	$0.12	$0.09	$0.15
Diluted earnings per share:
(Loss) income from continuing operations	$(0.19)	$0.20	$(0.04)	$0.12
Income from discontinued operations	$0.03	$0.12	$0.09	$0.14

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2010

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2010

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, April 1, 2010	—	9,691,257	—	$(4,675)	$113,442	$(32,666)	$74,262	$6,509	$156,872
ESOP shares released	—	—	—	187	5	—	—	—	192
Stock compensation expense	—	—	—	—	324	—	—	—	324
Repurchase of common stock	—	(318,556)	—	—	—	(3,448)	—	—	(3,448)
Shareholder dividend	—	—	—	—	—	—	(590)	—	(590)
Net loss	—	—	—	—	—	—	(1,449)	—	(1,449)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,411)	(1,411)

Balance, June 30, 2010	—	9,372,701	—	$(4,488)	$113,771	$(36,114)	$72,223	$5,098	$150,490

Six Months Ended June 30, 2010

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2010	—	9,691,257	—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865
ESOP shares released	—	—	—	371	30	—	—	—	401
Stock compensation expense	—	—	—	—	692	—	—	—	692
Repurchase of common stock	—	(318,556)	—	—	—	(3,448)	—	—	(3,448)
Shareholder dividend	—	—	—	—	—	—	(1,268)	—	(1,268)
Net income	—	—	—	—	—	—	453	—	453
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(205)	(205)

Balance, June 30, 2010	—	9,372,701	—	$(4,488)	$113,771	$(36,114)	$72,223	$5,098	$150,490

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

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited, in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$453	$2,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351	292
Amortization of bond premium/discount	590	(21)
Net realized investment (gains) losses	(277)	3,031
Change in equity interest in limited partnerships	(254)	(219)
Deferred tax benefit	(59)	(150)
Stock compensation	1,058	949
Intangible asset amortization	642	866
Changes in assets and liabilities:
Accrued investment income	(44)	306
Premiums receivable	(5,719)	(6,556)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(473)	610
Deferred acquisition costs	(1,250)	(1,176)
Other assets	(425)	(1,466)
Reserves for unpaid losses and loss adjustment expenses	(832)	(1,305)
Unearned and advance premium	8,933	7,287
Ceded reinsurance balances payable	1,336	(244)
Accounts payable and accrued expenses	(1,455)	(177)
Segregated portfolio cell dividend payable	(2,872)	(979)
Federal income taxes recoverable/payable	282	(644)

Net cash (used in) provided by operating activities – continuing operations	(15)	2,826
Net cash used in operating activities – discontinued operations	(2,631)	(1,667)

Net cash (used in) provided by operating activities	(2,646)	1,159

Cash flows from investing activities:
Purchase of fixed income securities	(52,116)	(47,803)
Purchase of equity securities	(3,316)	(3,699)
Purchase of other long-term investments	(2,186)	—
Proceeds from sale of fixed income securities	28,449	35,760
Proceeds from maturities/calls of fixed income securities	15,431	12,183
Proceeds from equity securities	2,819	2,841
Proceeds from other long-term investments	—	461
Proceeds from sale of Eastern Life and Health Insurance Company	534	—
Purchase of equipment, net	(344)	(241)

Net cash used in investing activities – continuing operations	(10,729)	(498)
Net cash provided by investing activities – discontinued operations	32,967	16,737

Net cash provided by investing activities	22,238	16,239

Cash flows from financing activities:
Repurchase of common stock	(3,448)	(11)
Repayment of loan principal	(250)	(500)
Shareholder dividend	(1,268)	(1,223)
Tax benefit related to ESOP	34	—

Net cash used in financing activities	(4,932)	(1,734)

Net increase in cash and cash equivalents	14,660	15,664
Cash and cash equivalents, beginning of period	50,841	52,090
Reclassification to discontinued operations	—	(3,224)

Cash and cash equivalents, end of period	$65,501	$64,530

Non-cash investing activity:
Issuance of promissory note	$1,750	$—

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation and group benefits insurance products and reinsurance products through its direct and indirect wholly-owned subsidiaries, Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Employers Security Insurance Company (“Employers Security”), Eastern Re Ltd., S.P.C. (“Eastern Re”), and Eastern Services Corporation (“Eastern Services), collectively referred to as the Company.

On June 21, 2010, EIHI announced the completion of its previously announced agreement to sell Eastern Life and Health Insurance Company (“Eastern Life”) (Note 3). As a result of this agreement, Eastern Life’s operations have been reflected as discontinued operations in the accompanying consolidated financial statements. Eastern Life’s net premiums earned and revenue totaled $9,086 and $10,691 and $18,262 and $20,563 for the three and six months ended June 30, 2010, respectively, and $8,927 and $10,303 and $17,818 and $20,042 for the same periods in 2009, respectively.

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

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to disclosures about fair value measurements. The new guidance requires the following new or enhanced disclosures: 1) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, 2) a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances, and settlements, and 3) fair value disclosures must be presented by class of assets and liabilities rather than by major category. The new guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The Company adopted the new accounting guidance effective January 1, 2010. The adoption of the new guidance resulted in enhanced disclosures related to the Company’s fair value measurements of its investments.

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

3. Sale of Eastern Life

On June 21, 2010, EIHI announced the completion of its previously announced agreement to sell its wholly-owned group benefits insurance subsidiary, Eastern Life, to Security Life Insurance Company of America (“Security”). The agreement effected a statutory merger of Eastern Life into Security, with Security continuing as the surviving corporation. Total transaction consideration to EIHI was $34,102, which represented GAAP shareholders’ equity as of May 31, 2010 plus $250. The consideration consisted of cash and a $1,750 promissory note from Security’s parent. The note bears interest at 4.0%, payable quarterly, and is due in full 36 months after the close of the transaction.

The issuance of the promissory note totaling $1,750 is considered a non-cash investing activity and has been excluded from the consolidated cash flow statement for the six months ended June 30, 2010.

The Company’s group benefits insurance segment, which consisted of the business of Eastern Life, has been recorded in the consolidated financial statements as discontinued operations. The sale of Eastern Life resulted in the recognition of a gain totaling $645, which is included in discontinued operations. The Company also included transaction expenses of $745 and $864 ($484 and $562 net of tax, respectively) in discontinued operations for the three and six months ended June 30, 2010, respectively. Certain corporate expenses previously reported in the group benefits insurance segment were reclassified to continuing operations. The reclassification of these corporate expenses totaled $125 and $250 for three and six months ended June 30, 2010 and 2009, respectively.

The group benefits insurance segment’s assets and liabilities as December 31, 2009 were as follows:

December 31, 2009
ASSETS
Investments:
Fixed income securities	$30,173
Equity securities	941
Other long-term investments	2,118

Total investments	33,232

Cash and cash equivalents	16,176
Accrued investment income	220
Premiums receivable	53
Reinsurance recoverable on paid and unpaid losses and LAE	16,167
Deferred income taxes, net	6
Federal income taxes recoverable	685
Other assets	396

Total assets	$66,935

LIABILITIES
Reserves for unpaid losses and LAE	$30,419
Unearned premium reserves	83
Advance premium	1,063
Accounts payable and accrued expenses	1,392
Reinsurance premiums payable	202
Benefit plan liabilities	311

Total liabilities	$33,470

4. Goodwill

Management tests goodwill for impairment annually as of September 30 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s goodwill is allocated 100% to the workers’ compensation insurance segment. We did not evaluate goodwill for impairment as of June 30, 2010, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2009.

5. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three and six months ended June 30, 2010, there were 864,198 and 815,141 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. Of the shares excluded from the diluted earnings per share calculation for the three months ended June 30, 2010, 57,347 shares were considered anti-dilutive as a result of the Company’s net loss for the period. For the six months ended June 30, 2010, dilutive potential common shares outstanding included 49,057 restricted stock awards. For the three and six months ended June 30, 2009, 864,198 stock options and restricted stock awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the six months ended June 30, 2009, dilutive potential common shares outstanding included 115,637 stock warrants.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and six months ended June 30, 2010 and 2009 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net (loss) income for basic and diluted earnings per share	$(1,449)	$2,977	$453	$2,422

Less: Dividends declared – common and unvested restricted share units	(590)	(597)	(1,268)	(1,223)

Undistributed earnings	(2,039)	2,380	(815)	1,199

Percent allocated to common shareholders	98.9%	98.3%	98.9%	98.3%

	(2,017)	2,340	(806)	1,179

Add: Dividends declared – common shares	583	587	1,254	1,202

	$(1,434)	$2,927	$448	$2,381

Denominator for basic earnings per share	9,048,929	9,008,967	9,081,716	8,931,101

Effect of dilutive securities	—	—	49,057	115,637

Denominator for diluted earnings per common share	9,048,929	9,008,967	9,130,773	9,046,738

Basic earnings per share:
(Loss) income from continuing operations	$(0.19)	$0.20	$(0.04)	$0.12
Income from discontinued operations	$0.03	$0.12	$0.09	$0.15
Diluted earnings per share:
(Loss) income from continuing operations	$(0.19)	$0.20	$(0.04)	$0.12
Income from discontinued operations	$0.03	$0.12	$0.09	$0.14
Cash dividends per share	$0.07	$0.07	$0.14	$0.14

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of June 30, 2010:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of June 30, 2010 and December 31, 2009, excluding the segregated portfolio cell reinsurance segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	6/30/10	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$21,230	$6,876	$14,354	$—
States, municipalities, and political subdivisions	36,032	—	36,032	—
Corporate securities	25,464	—	25,464	—
Residential mortgage-backed securities	28,548	—	28,548	—
Commercial mortgage-backed securities	7,053	—	7,053	—
Collateralized mortgage obligations	14,517	—	14,517	—
Other structured securities	383	—	383	—
Convertible bonds	17,371	—	17,371	—
Equity securities – available for sale	15,111	15,111	—	—

Total	$165,709	$21,987	$143,722	$—

		Fair Value Measurements at Reporting Date Using
	12/31/09	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$16,206	$8,989	$7,217	$—
States, municipalities, and political subdivisions	39,811	—	39,811	—
Corporate securities	24,332	—	24,332	—
Residential mortgage-backed securities	26,592	—	26,592	—
Commercial mortgage-backed securities	6,725	—	6,725	—
Collateralized mortgage obligations	14,585	—	14,585	—
Other structured securities	390	—	390	—
Convertible bonds	4,134	—	4,134	—
Equity securities – available for sale	15,826	15,826	—	—

Total	$148,601	$24,815	$123,786	$—

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

As of June 30, 2010 (unaudited) and December 31, 2009, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	6/30/10	12/31/09
Multi-strategy fund of funds	$5,084	$3,923
Natural resources	2,298	1,291
Structured finance opportunity fund	2,649	2,410
Open-ended investment fund	554	573
Real estate	53	—

Total	$10,638	$8,197

The activity in the Company’s limited partnership investments for the three and six months ended June 30, 2010 and 2009 was as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$8,456	$7,127	$8,197	$7,592
Contributions	2,186	—	2,186	—
Withdrawals	—	(90)	—	(461)
Unrealized change in interest	(4)	313	255	219

Balance, end of period	$10,638	$7,350	$10,638	$7,350

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

7. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of June 30, 2010 and December 31, 2009 (unaudited, in thousands):

June 30, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$20,510	$720	$—	$21,230
States, municipalities, and political subdivisions	33,949	2,088	(5)	36,032
Corporate securities	46,029	1,679	(3)	47,705
Residential mortgage-backed securities	27,399	1,149	—	28,548
Commercial mortgage-backed securities	6,905	172	(24)	7,053
Collateralized mortgage obligations	14,390	252	(125)	14,517
Other structured securities	387	9	(13)	383

Total fixed income securities	149,569	6,069	(170)	155,468
Equity securities	17,242	1,790	(338)	18,694

Total fixed income and equity securities	$166,811	$7,859	$(508)	$174,162

December 31, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$20,547	$358	$(39)	$20,866
States, municipalities, and political subdivisions	38,002	1,865	(56)	39,811
Corporate securities	48,285	1,910	(63)	50,132
Residential mortgage-backed securities	25,947	654	(9)	26,592
Commercial mortgage-backed securities	6,925	59	(259)	6,725
Collateralized mortgage obligations	14,672	180	(267)	14,585
Other structured securities	450	16	(76)	390

Total fixed income securities	154,828	5,042	(769)	159,101
Equity securities	16,438	3,907	(13)	20,332

Total fixed income and equity securities	$171,266	$8,949	$(782)	$179,433

Other structured securities include other asset-backed securities collateralized by home equity loans, credit card receivables and manufactured homes.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of June 30, 2010 (unaudited, in thousands) and December 31, 2009 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States, municipalities, and political subdivisions	$1,136	$(4)	$243	$(1)	$1,379	$(5)
Commercial mortgage-backed securities	—	—	1,580	(24)	1,580	(24)
Collateralized mortgage obligations	1,586	(19)	1,573	(106)	3,159	(125)
Other structured securities	—	—	321	(13)	321	(13)

Total fixed income securities	2,722	(23)	3,717	(144)	6,439	(167)
Equity securities	1,101	(237)	—	—	1,101	(237)

Total fixed income and equity securities	$3,823	$(260)	$3,717	$(144)	$7,540	$(404)

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

As of June 30, 2010, the Company held 16 fixed income securities with gross unrealized losses totaling $167. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of June 30, 2010.

As of June 30, 2010, the Company held 3 equity securities with gross unrealized losses totaling $237. The unrealized losses reflect the decline in the equity markets during the second quarter of 2010. None of the equity securities have been in an unrealized loss position for more than six months and the unrealized losses are less than 20% of the securities’ book value.

The Company recognized other-than-temporary impairments of $0 and $6 for the three and six months ended June 30, 2010. The Company recognized other-than-temporary impairments of $1,559 and $3,928 for the three and six months ended June 30, 2009.

The following table provides a rollforward of the Company’s other-than-temporary impairments related to credit losses for which a portion of the other-than-temporary impairment was recognized in other comprehensive income for the three months ended June 30, 2010.

Balance, January 1, 2010	$29
Credit loss impairment recognized in current period on securities not previously impaired	6
Credit loss impairments previously recognized on securities which matured, paid down, or were sold during the period	—

Balance, June 30, 2010	$35

The Company’s equity interest in limited partnerships decreased $5 and increased $254 for the three and six months ended June 30, 2010, compared to an increase of $312 and $219 for the same periods in 2009. The Company obtains audited financial statements of its limited partnership investments on an annual basis. The total assets, total liabilities and results of operations of the limited partnerships in which the Company invests as of and for the year ended December 31, 2009, based on the limited partnerships’ audited financial statements, were as follows (unaudited, in thousands):

	Total Assets	Total Liabilities	Results of Operations
Multi-strategy fund of funds	$536,626	$36,551	$89,292
Natural resource funds	$208,477	$19,411	$38,249
Structured finance opportunity fund	$254,611	$8,920	$48,520
Open-ended investment fund	$107,901	$961	$20,440
Real estate partnership	$3,843	$2,702	$(156)

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE, excluding term life premium waiver reserves, for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$119,069	$126,129	$121,093	$126,532
Reinsurance recoverables on unpaid losses and LAE	8,181	8,266	8,512	7,835

Net balance, beginning of period	110,888	117,863	112,581	118,697

Incurred related to:
Current year	17,292	16,144	33,809	32,438
Prior year	3,440	(654)	4,152	(851)

Total incurred before purchase accounting adjustments	20,732	15,490	37,961	31,587
Purchase accounting adjustments	(54)	(159)	(132)	(317)

Total incurred	20,678	15,331	37,829	31,270
Paid related to:
Current year	8,029	5,685	11,418	6,682
Prior year	11,549	10,309	27,004	26,085

Total paid	19,578	15,994	38,422	32,767

Net balance, end of period	111,988	117,200	111,988	117,200
Reinsurance recoverables on unpaid losses and LAE	8,273	8,026	8,273	8,026

Balance, end of period	$120,261	$125,226	$120,261	$125,226

Incurred losses by segment were as follows for the three and six months ended June 30, 2010 and 2009, respectively (unaudited, in thousands):

Three Months Ended June 30, 2010

June 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$13,373	$4,500	$—	$17,873
Current period discount	(402)	(179)	—	(581)
Prior year, gross of discount	—	714	2,300	3,014
Accretion of prior period discount	370	56	—	426

Total incurred before purchase accounting adjustments	13,341	5,091	2,300	20,732
Purchase accounting adjustments	(52)	(3)	1	(54)

Total incurred	$13,289	$5,088	$2,301	$20,678

Three Months Ended June 30, 2009

June 30, 2009	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$12,188	$4,484	$156	$16,828
Current period discount	(503)	(181)	—	(684)
Prior year, gross of discount	(750)	(573)	—	(1,323)
Accretion of prior period discount	513	156	—	669

Total incurred before purchase accounting adjustments	11,448	3,886	156	15,490
Purchase accounting adjustments	(149)	(14)	4	(159)

Total incurred	$11,299	$3,872	$160	$15,331

Six Months Ended June 30, 2010

June 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$26,214	$9,026	$—	$35,240
Current period discount	(1,036)	(395)	—	(1,431)
Prior year, gross of discount	—	(19)	2,300	2,281
Accretion of prior period discount	1,074	797	—	1,871

Total incurred before purchase accounting adjustments	26,252	9,409	2,300	37,961
Purchase accounting adjustments	(123)	(14)	5	(132)

Total incurred	$26,129	$9,395	$2,305	$37,829

Six Months Ended June 30, 2009

June 30, 2009	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$24,042	$8,934	$768	$33,744
Current period discount	(955)	(351)	—	(1,306)
Prior year, gross of discount	(1,299)	(779)	—	(2,078)
Accretion of prior period discount	919	308	—	1,227

Total incurred before purchase accounting adjustments	22,707	8,112	768	31,587
Purchase accounting adjustments	(298)	(27)	8	(317)

Total incurred	$22,409	$8,085	$776	$31,270

The Company’s results of operations include unfavorable development of $3,014 and $2,281 for the three and six months ended June 30, 2010, compared to favorable development of $1,323 and $2,078 for the same periods in 2009. The unfavorable development reported for the three and six months ended June 30, 2010 reflects reserve strengthening in the run-off specialty reinsurance segment and an increase in the severity and number of reported claims in the segregated portfolio cell reinsurance segment during the second quarter of 2010, primarily in economically sensitive segregated portfolio cell programs. The unfavorable development in the segregated portfolio cell reinsurance segment resulted in an increase in the segment’s losses and LAE incurred and a corresponding decrease in the segregated portfolio dividend expense. The favorable development reported for the three and six months ended June 30, 2009 primarily reflects the impact of claim settlements at, or less then, previously established case and IBNR reserves in the workers’ compensation insurance and segregated portfolio cell reinsurance segments.

9. Income Taxes

Management has estimated its provision for federal income taxes using the actual effective tax rate for the three and six months ended June 30, 2010. Management has used the actual, rather than annualized, effective tax rate due to uncertainties in the projections of the run-off specialty reinsurance segment. The effective tax rate related to continuing operations for the three and six months ended June 30, 2010 was 6.8% and 774.5%, respectively, and reflects the loss incurred by the Company’s run-off specialty reinsurance operations. Due to cumulative losses in the run-off specialty reinsurance segment, there was no income tax benefit recorded related to the segment’s operating loss.

10. Segment Information

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

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling $962 and $803 for the three months ended June 30, 2010 and 2009, respectively and $2,373 and $2,324 for the six months ended June 30, 2010 and 2009, respectively.

Run-Off Specialty Reinsurance

Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provided coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program, for the three and six months ended June 30, 2010 and 2009 were as follows (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
EnviroGuard	$(1)	$230	$2	$860
EIA	(7)	(6)	(4)	263

Total	$(8)	$224	$(2)	$1,123

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

The following table represents the segment results for the three months ended June 30, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$20,161	$5,765	$(8)	$—	$25,918
Net investment income	384	158	373	59	974
Change in equity interest in limited partnerships	26	—	(31)	—	(5)
Net realized investment (losses) gains	(579)	(23)	13	(131)	(720)
Other revenue	—	—	114	31	145

Total revenue	19,992	5,900	461	(41)	26,312

Expenses:
Losses and LAE incurred	13,289	5,088	2,301	—	20,678
Acquisition and other underwriting expenses	1,100	1,788	(3)	(347)	2,538
Other expenses	3,466	83	185	1,541	5,275
Amortization of intangibles	—	—	—	321	321
Policyholder dividend expense	221	—	—	—	221
Segregated portfolio dividend expense	—	(1,059)	—	174	(885)

Total expenses	18,076	5,900	2,483	1,689	28,148

Income (loss) from continuing operations before income taxes	1,916	—	(2,022)	(1,730)	(1,836)
Income tax expense (benefit) from continuing operations	542	—	(1)	(666)	(125)

Net income (loss) from continuing operations	$1,374	$—	$(2,021)	$(1,064)	$(1,711)

Total assets	$249,987	$57,742	$54,492	$(3,674)	$358,547

The following table represents the segment results for the three months ended June 30, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$18,907	$5,960	$224	$—	$25,091
Net investment income	817	195	170	131	1,313
Change in equity interest in limited partnerships	274	—	38	—	312
Net realized investment (losses) gains	(806)	69	(241)	8	(970)
Other revenue	(99)	—	114	109	124

Total revenue	19,093	6,224	305	248	25,870

Expenses:
Losses and LAE incurred	11,299	3,872	160	—	15,331
Acquisition and other underwriting expenses	1,484	1,825	67	(352)	3,024
Other expenses	3,340	69	78	1,460	4,947
Amortization of intangibles	—	—	—	433	433
Policyholder dividend expense	(62)	—	—	—	(62)
Segregated portfolio dividend expense	—	458	—	(371)	87

Total expenses	16,061	6,224	305	1,170	23,760

Income (loss) from continuing operations before income taxes	3,032	—	—	(922)	2,110
Income tax expense (benefit) from continuing operations	930	—	(6)	(733)	191

Net income (loss) from continuing operations	$2,102	$—	$6	$(189)	$1,919

Total assets	$233,591	$56,956	$58,887	$(27,849)	$321,585

The following table represents the segment results for the six months ended June 30, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$39,616	$11,650	$(2)	$—	$51,264
Net investment income	1,214	309	678	125	2,326
Change in equity interest in limited partnerships	231	—	23	—	254
Net realized investment (losses) gains	(129)	542	198	(334)	277
Other revenue	—	—	351	(60)	291

Total revenue	40,932	12,501	1,248	(269)	54,412

Expenses:
Losses and LAE incurred	26,129	9,395	2,305	—	37,829
Acquisition and other underwriting expenses	3,070	3,580	(1)	(825)	5,824
Other expenses	6,977	149	275	2,968	10,369
Amortization of intangibles	—	—	—	642	642
Policyholder dividend expense	399	—	—	—	399
Segregated portfolio dividend expense	—	(623)	—	(79)	(702)

Total expenses	36,575	12,501	2,579	2,706	54,361

Income (loss) from continuing operations before income taxes	4,357	—	(1,331)	(2,975)	51
Income tax expense (benefit) from continuing operations	1,257	—	(2)	(860)	395

Net income (loss) from continuing operations	$3,100	$—	$(1,329)	$(2,115)	$(344)

Total assets	$249,987	$57,742	$54,492	$(3,674)	$358,547

The following table represents the segment results for the six months ended June 30, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$36,813	$12,002	$1,123	$—	$49,938
Net investment income	1,775	377	427	219	2,798
Change in equity interest in limited partnerships	180	—	39	—	219
Net realized investment (losses) gains	(816)	(1,026)	(1,442)	253	(3,031)
Other revenue	—	—	227	136	363

Total revenue	37,952	11,353	374	608	50,287

Expenses:
Losses and LAE incurred	22,408	8,085	777	—	31,270
Acquisition and other underwriting expenses	2,956	3,658	337	(711)	6,240
Other expenses	6,904	39	214	2,925	10,082
Amortization of intangibles	—	—	—	866	866
Policyholder dividend expense	123	—	—	—	123
Segregated portfolio dividend expense	—	(429)	—	(223)	(652)

Total expenses	32,391	11,353	1,328	2,857	47,929

Income (loss) from continuing operations before income taxes	5,561	—	(954)	(2,249)	2,358
Income tax expense (benefit) from continuing operations	1,695	—	(3)	(448)	1,244

Net income (loss) from continuing operations	$3,866	$—	$(951)	$(1,801)	$1,114

Total assets	$233,591	$56,956	$58,887	$(27,849)	$321,585

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

Overview

The Company reported a net loss from continuing operations of $1.7 million and $344,000 for the three and six months ended June 30, 2010, compared to net income of $1.9 million and $1.1 million for the same periods in 2009. The 2010 net loss primarily reflects reserve strengthening in the run-off specialty reinsurance segment of $2.3 million during the second quarter of 2010. Management concluded its review of the open claims inventory at the ceding company during the second quarter of 2010 and, as a result of that review, the reserves for losses and loss adjustment expenses was increased by $2.3 million.

The workers’ compensation insurance segment reported net income of $1.4 million and $3.1 million for the three and six months ended June 30, 2010, compared to net income of $2.1 million and $3.9 million for the same periods in 2009. The segment reported a combined ratio of 89.6% and 92.4% for the three and six months ended June 30, 2010, compared to a combined ratio of 84.9% and 88.0% for the same periods in 2009. The increase in the combined ratio primarily reflects an increase in the loss ratio and return premiums to insureds as a result of premium audits, partially offset by a decrease in the expense ratio. The increase in the loss ratio primarily reflects the impact of the current economic environment on the Company’s loss and LAE reserve estimates. The Company did not record any favorable development during the three and six months ended June 30, 2010, compared to favorable development of $750,000 and $1.3 million for same periods in 2009. Net premiums earned were reduced by $1.2 million for the six months ended June 30, 2010, reflecting return premiums to insureds and a decrease in the earned but unbilled premium estimate as a result of decreasing payrolls. Net premiums earned increased by $811,000 for the six months ended June 30, 2009 as a result of additional premium from insureds. The decrease in the expense ratio primarily reflects the reversal of the 2009 Security Fund accrual as a result of receiving notice from the Security Fund that an assessment for 2009 would not be made.

The segregated portfolio cell reinsurance segment reported a combined ratio of 120.8% and 112.6% for the three and six months ended June 30, 2010, compared to a combined ratio of 96.7% and 98.2% for the same periods in 2009. The increase in the combined ratio primarily reflects unfavorable development related to prior accident year reserves during the second quarter of 2010, primarily in economically sensitive segregated portfolio cell programs. The unfavorable development reflects an increase in the severity and number of reported claims.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of June 30, 2010, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of June 30, 2010 and December 31, 2009, the Company’s reserves for unpaid losses and LAE were reduced by $4,230 and $4,256, respectively, related to the effects of discounting.

The reserves for unpaid losses and LAE in the run-off specialty reinsurance segment are based on claim information received from the ceding company on a quarterly basis. Each quarter, the Company compares its actual reported losses for the quarter, and cumulative reported losses since the most recently completed reserve study, to expected reported losses for the respective period, which may result in the Company increasing its losses and LAE, and its corresponding loss reserves it that quarter. During the second quarter of 2010, management concluded its review of the open claims inventory at the ceding company and, as a result of that review, the reserves for losses and loss adjustment expenses were increased by $2.3 million.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and run-off specialty reinsurance segments as of June 30, 2010 (unaudited) and December 31, 2009 are summarized below (in thousands):

June 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Case / tabular reserves	$36,230	$11,188	$17,155	$64,573
Case incurred development, IBNR, and unallocated LAE reserves	24,659	12,226	14,356	51,241
Amount of discount	(3,059)	(1,171)	—	(4,230)

Net reserves	57,830	22,243	31,511	111,584
Reinsurance recoverables on unpaid losses and LAE	4,187	4,086	—	8,273
Purchase accounting adjustments	391	27	(14)	404

Reserves for unpaid losses and LAE	$62,408	$26,356	$31,497	$120,261

December 31, 2009	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Case / tabular reserves	$33,073	$10,978	$15,761	$59,812
Case incurred development, IBNR, and unallocated LAE reserves	27,451	12,196	16,841	56,488
Amount of discount	(3,097)	(1,159)	—	(4,256)

Net reserves	57,427	22,015	32,602	112,044
Reinsurance recoverables on unpaid losses and LAE	4,909	3,603	—	8,512
Purchase accounting adjustments	514	41	(18)	537

Reserves for unpaid losses and LAE	$62,850	$25,659	$32,584	$121,093

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three and six months ended June 30, 2010, the Company recognized other-than-temporary impairments of $0 and $6,000, respectively, compared to other-than-temporary impairments of $1.6 million and $3.9 million for the same periods in 2009, respectively. As of June 30, 2010, the Company held securities with gross unrealized losses of $404,000, excluding those securities in the segregated portfolio cell reinsurance segment, of which $144,000 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying investments, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

The Company did not recognize any other-than-temporary impairments related to its equity securities for the three and six months ended June 30, 2010.

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

For the three and six months ended June 30, 2010, the Company recognized other-than-temporary impairments of $0 and $6 related to its fixed income security portfolio.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in other long-term investments in the consolidated statement of operations. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three and six months ended June 30, 2010 or 2009.

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

We did not evaluate goodwill for impairment as of June 30, 2010, as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2009.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of June 30, 2010, the Company recorded a net deferred tax asset of $1.5 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

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

Recent Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to disclosures about fair value measurements. The new guidance requires the following new or enhanced disclosures: 1) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, 2) a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances, and settlements, and 3) fair value disclosures must be presented by class of assets and liabilities rather than by major category. The new guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The Company adopted the new accounting guidance effective January 1, 2010. The adoption of the new guidance resulted in enhanced disclosures related to the Company’s fair value measurements of its investments.

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

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net premiums written	$24,288	$23,383	$60,709	$57,410

Net premiums earned	$25,918	$25,091	$51,264	$49,938
Net investment income	974	1,313	2,326	2,798
Change in equity interest in limited partnerships	(5)	312	254	219
Net realized investment (losses) gains	(720)	(970)	277	(3,031)
Other revenue	145	124	291	363

Consolidated revenue	$26,312	$25,870	$54,412	$50,287

The increase in consolidated revenue primarily reflects a reduction in other-than-temporary investment impairments and an increase in net premiums earned, partially offset by a decline in net investment income. The Company recognized other-than-temporary investment impairments of $1.6 million and $3.9 million for the three and six months ended June 30, 2009, respectively. There were no impairments for the three months ended June 30, 2010, and impairments of $6,000 were recognized for the six months ended June 30, 2010. The increase in net premiums earned primarily reflects new business sales in the workers’ compensation insurance segment, partially offset by return premiums to insureds, a decrease in the earned but unbilled premium estimate, and a slight decrease in net premiums earned in the segregated portfolio cell reinsurance segment and the run-off of the specialty reinsurance segments. The decrease in net investment income primarily reflects a decrease in fixed income securities and the recognition of an incentive fee related to the Company’s convertible bond portfolio.

The components of consolidated net (loss) income, by segment, for the three and six months ended June 30, 2010 and 2009 were as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Workers’ compensation insurance	$1,374	$2,102	$3,100	$3,866
Segregated portfolio cell reinsurance	—	—	—	—
Run-off specialty reinsurance	(2,021)	6	(1,329)	(951)
Corporate / other	(1,064)	(189)	(2,115)	(1,801)

Consolidated net (loss) income from continuing operations	$(1,711)	$1,919	$(344)	$1,114

The decrease in consolidated net income for the three months ended June 30, 2010, compared to the same period in 2009, primarily reflects reserve strengthening in the run-off specialty reinsurance segment, an increase in the workers’ compensation insurance segment’s loss ratio, the aforementioned reduction in net investment income, and a reduction in the Company’s interest in its segregated portfolio cell investment. The 2009 net income was also positively impacted by the reversal of a deferred tax valuation allowance totaling $438,000 in the corporate/other segment.

The decrease in consolidated net income for the six months ended June 30, 2010, compared to the same period in 2009, primarily reflects the reserve strengthening in the run-off specialty reinsurance segment and the aforementioned items that resulted in a decrease in net income in the workers’ compensation insurance and corporate/other segments, partially offset by the reduction in other-than-temporary investment impairments in the run-off specialty reinsurance segment.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Direct premiums written	$26,599	$24,884	$65,473	$61,044
Reinsurance premiums assumed	494	359	759	634
Ceded premiums written	(8,227)	(7,134)	(19,866)	(19,644)

Net premiums written	18,866	18,109	46,366	42,034
Change in unearned premiums	1,295	798	(6,750)	(5,221)

Net premiums earned	20,161	18,907	39,616	36,813
Net investment income	384	817	1,214	1,775
Change in equity interest in limited partnerships	26	274	231	180
Net realized investment losses	(579)	(806)	(129)	(816)
Other revenue	—	(99)	—	—

Total revenue	19,992	19,093	40,932	37,952

Expenses:
Losses and LAE incurred	13,289	11,299	26,129	22,408
Acquisition and other underwriting expenses	1,100	1,484	3,070	2,956
Other expenses	3,466	3,340	6,977	6,904
Policyholder dividend expense	221	(62)	399	123

Total expenses	18,076	16,061	36,575	32,391

Income before income taxes	1,916	3,032	4,357	5,561
Income tax expense	542	930	1,257	1,695

Net income	$1,374	$2,102	$3,100	$3,866

The workers’ compensation insurance ratios were as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss and LAE ratio	65.9%	59.8%	66.0%	60.9%
Expense ratio	22.6%	25.4%	25.4%	26.8%
Policyholders’ dividend ratio	1.1%	-0.3%	1.0%	0.3%

Combined ratio	89.6%	84.9%	92.4%	88.0%

Premiums

The increase in direct premiums written primarily reflects new business sales of $17.1 million and an increase in the renewal retention rate, partially offset by renewal rate decreases of 2.2% and return premiums to insureds as a result of payroll audits. The renewal retention rate increased from 85.6% in 2009 to 87.0% in 2010. Net premiums earned were reduced by $1.2 million for the six months ended June 30, 2010, reflecting return premiums to insureds and a decrease in the earned but unbilled premium estimate as a result of decreasing payrolls. Net premiums earned increased by $811,000 for the six months ended June 30, 2009 as a result of additional premium from insureds.

Net Investment Income

The decrease in net investment income primarily reflects the recognition of an incentive fee related to the performance of the convertible bond portfolio and a decline in short-term interest rates. There was no incentive fee incurred for the same period in 2009. The average yield on the fixed income portfolio was 3.79% as of June 30, 2010, compared to 3.71% as of June 30, 2009.

Net Realized Investment Losses

Net realized investment losses for the three and six months ended June 30, 2010 primarily reflect the change in fair value of the Company’s convertible bond portfolio. Net realized investment losses for the three and six months ended June 30, 2009 primarily reflect other-than-temporary investment impairments.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects a decrease in favorable loss reserve development and an increase in the accident period loss ratio. There was no favorable development recorded for the three and six months ended June 30, 2010. Favorable loss reserve development totaled $750,000 and $1.3 million for the three and six months ended June 30, 2009. The accident period loss ratio was 66.2% and 66.3% for the three and six months ended June 30, 2010, compared to an accident period loss ratio of 64.5% and 65.2% for the same period in 2009.

Acquisition and Other Underwriting Expenses

The decrease in acquisition and other underwriting expenses for the three months ended June 30, 2010, compared to the same period in 2009, primarily reflects the reversal of the 2009 Security Fund accrual. The Company received notice from the Security Fund in the second quarter of 2010 that a 2009 assessment would not be made. Acquisition and other underwriting expenses as a percent of net premiums earned increased from 2009 to 2010 primarily as a result of the aforementioned return premium to insureds in 2010.

Other Expenses

Other expenses as a percent of net premiums earned increased from 2009 to 2010 primarily as a result of the aforementioned return premium to insureds in 2010.

Policyholder Dividends

For the six months ended June 30, 2010 and 2009, 13.8% and 10.0%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three and six months ended June 30, 2010 was 28.3% and 28.9%, respectively, compared to an effective tax rate of 30.7% and 30.5% for the same periods in 2009. The primary difference between the statutory rate of 35.0% and the effective tax rate primarily reflects tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Reinsurance premiums assumed	$6,190	$5,824	$15,893	$16,798
Ceded premiums written	(760)	(774)	(1,548)	(1,567)

Net premiums written	5,430	5,050	14,345	15,231
Change in unearned premiums	335	910	(2,695)	(3,229)

Net premiums earned	5,765	5,960	11,650	12,002
Net investment income	158	195	309	377
Net realized investment (losses) gains	(23)	69	542	(1,026)

Total revenue	5,900	6,224	12,501	11,353

Expenses:
Losses and LAE incurred	5,088	3,872	9,395	8,085
Acquisition and other underwriting expenses	1,788	1,825	3,580	3,658
Other expenses	83	69	149	39
Segregated portfolio dividend expense (1)	(1,059)	458	(623)	(429)

Total expenses	5,900	6,224	12,501	11,353

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss and LAE ratio	88.3%	65.0%	80.6%	67.4%
Expense ratio	32.5%	31.7%	32.0%	30.8%

Combined ratio	120.8%	96.7%	112.6%	98.2%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed for the six months ended June 30, 2010, compared to the same period in 2009, primarily reflects an increase in return premium to insureds related to premium audits and renewal rate decreases of 1.0%, partially offset by new business sales of $2.2 million and an increase in the renewal retention rate. Premium audits resulted in return premium of $865,000 for the six months ended June 30, 2010, compared to return premium of $459,000 for the same period in 2009. The renewal retention rate increased from 89.8% in 2009 to 91.0% in 2010. The increase in reinsurance premiums assumed for the three months ended June 30, 2010, compared to the same period in 2009, primarily reflects premium from a new segregated portfolio cell that commenced business in the second quarter of 2010, partially offset by the aforementioned decreases.

Net Investment Income

The decrease in net investment income primarily reflects a decrease in fixed income securities and the impact of the current interest rate environment.

Net Realized Investment Gains (Losses)

The improvement in net realized investment gains (losses) for the six months ended June 30, 2010, compared to the same period in 2009, primarily reflects a reduction in other-than-temporary investment impairments. The 2009 net realized investment losses also reflect the impact of reducing the segregated portfolio cells’ exposure to investments in financial institutions. Other-than-temporary impairments totaled $66,000 and $75,000 for the three and six months ended June 30, 2010, compared to impairments of $90,000 and $708,000 for the same period in 2009. The decline in net realized investment gains (losses) for the three months ended June 30, 2010, compared to the same period in 2009, primarily reflects a reduction in gains recognized from investment sales.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects unfavorable loss reserve development in the second quarter of 2010 and an increase in the accident period loss ratio. The Company recorded unfavorable loss reserve development of $714,000 for the three months ended June 30, 2010 and favorable loss reserve development of $19,000 for the six months ended June 30, 2010, compared to favorable loss reserve development of $573,000 and $779,000 for the same periods in 2009. The unfavorable development related to prior accident year reserves primarily reflects an increase in the severity and number of reported claim, primarily in economically sensitive segregated portfolio cell programs. The accident period loss ratio was 75.9% and 80.9% for the three and six months ended June 30, 2010, compared to 74.8% and 74.1% for the same periods in 2009, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and six months ended June 30, 2010 and 2009.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Reinsurance premiums assumed	$(8)	$224	$(2)	$145
Change in unearned premiums	—	—	—	978

Net premiums earned	(8)	224	(2)	1,123
Net investment income	373	170	678	427
Change in equity interest in limited partnerships	(31)	38	23	39
Net realized investment gains (losses)	13	(241)	198	(1,442)
Other revenue	114	114	351	227

Total revenue	461	305	1,248	374

Expenses:
Losses and LAE incurred	2,301	160	2,305	777
Acquisition and other underwriting expenses	(3)	67	(1)	337
Other expenses	185	78	275	214

Total expenses	2,483	305	2,579	1,328

(Loss) income before income taxes	(2,022)	—	(1,331)	(954)
Income tax benefit	(1)	(6)	(2)	(3)

Net (loss) income	$(2,021)	$6	$(1,329)	$(951)

Net Income (Loss)

The results of operations are reflective of the reserve strengthening of $2.3 million. During the second quarter of 2010, management concluded its review of the open claims inventory at the ceding company and, as a result of that review, the reserves for losses and loss adjustment expenses were increased by $2.3 million.

Reinsurance Premiums Assumed

Reinsurance premiums assumed, by line of business, were as follows for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
EnviroGuard	$(1)	$230	$2	$195
EIA liability	(7)	(6)	(4)	(50)

Total assumed premiums	$(8)	$224	$(2)	$145

Net Investment Income

The increase in net investment income primarily reflects the increase in fixed income securities. The average yield on the fixed income portfolio was 3.34% as of June 30, 2010, compared to 2.21% as of June 30, 2009.

Net Realized Investment (Losses) Gains

The improvement in net realized investment gains (losses) for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily reflects a reduction in other-than-temporary investment impairments. There were no other-than-temporary impairments in 2010. Other-than-temporary impairments totaled $235,000 and $1.8 million for the three and six months ended June 30, 2009.

Losses and LAE Incurred

The increase in losses and LAE incurred reflects the aforementioned reserve strengthening of $2.3 million.

CORPORATE/OTHER

The corporate/other segment reported a net loss of $1.1 million and $2.1 million for the three and six months ended June 30, 2010, compared to a net loss of $189,000 and $1.8 million for the same periods in 2009. The increase in the net loss for the primarily reflects a decrease in the Company’s interest in the segregated portfolio cells and the reversal of a deferred tax valuation allowance in 2009 totaling $438,000, which reduced the net loss for the three and six months ended June 30, 2009.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $358.6 million at June 30, 2010, compared to $391.5 million at December 31, 2009. The decrease in consolidated assets primarily reflects the sale of Eastern Life. The decrease in federal income taxes recoverable primarily reflects the receipt of a refund related to the carryback of 2008 capital losses to prior tax periods. The increase in other assets primarily reflects the promissory note from Security Life totaling $1.75 million.

Consolidated liabilities totaled $208.1 million at June 30, 2010, compared to $237.7 million at December 31, 2009. The decrease in consolidated liabilities primarily reflects the sale of Eastern Life. Excluding the sale of Eastern Life, consolidated liabilities increased, which primarily reflects an increase in unearned premiums, partially offset by a decrease in loss and LAE reserves and the segregated portfolio cell dividend payable. The decrease in loss and LAE reserves primarily reflects the run-off of the specialty reinsurance segment. The decrease in the segregated portfolio cell dividend payable reflects a decrease in the segregated portfolio cells’ operating results for the six months ended June 30, 2010 and dividends paid to preferred shareholders during the first six months of 2010.

Consolidated equity totaled $150.5 million at June 30, 2010, compared to $153.8 million at December 31, 2009. The decrease in consolidated equity primarily reflects the repurchase of common stock under the Company’s stock buyback program and the decrease in the fair value of the Company’s investment portfolio, partially offset by net income for the six months ended June 30, 2010.

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

The Company has a $2.6 million line of credit available to provide additional liquidity if needed. In addition to the line of credit, the Company has obtained letters of credit totaling $45.8 million for the purpose of securing obligations to reinsurers, if necessary. As of June 30, 2010, there was approximately $5.9 million still available under the Company’s letter of credit facilities.

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

CASH FLOWS

Cash flows for the six months ended June 30, 2010 and 2009 were as follows (unaudited, in thousands):

	2010	2009
Cash flows (used in) provided by operating activities	$(2,646)	$1,159
Cash flows provided by investing activities	22,238	16,239
Cash flows used in financing activities	(4,932)	(1,734)

Net increase in cash and cash equivalents	$14,660	$15,664

The decrease in cash flows from operating activities primarily reflects an increase in claim payments as a result of the run-off of the specialty reinsurance segment.

The increase in cash flows from investing activities primarily reflects the sale of investments related to Eastern Life. Eastern Life’s investment portfolio was liquidated prior to the completion of the sale.

The decrease in cash flows from financing activities primarily reflects the repurchase of the Company’s common stock. The Company reentered the market for repurchasing its common stock under its current stock buyback program in May 2010.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 30, 2010, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

With the exception of the risk factor noted below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, SEC File No. 001-32899.

A Divestiture of our Specialty Reinsurance Business Could Result in a Material Loss

We are exploring the sale of our run-off specialty reinsurance business, which principally reinsured a large primary carrier who insured first and third party claims related to underground storage tanks. This line of business was placed in run-off effective July 1, 2008. The sale of the run-off specialty reinsurance business could be accomplished through the sale of our shares of our wholly-owned subsidiary, Eastern Re, a loss portfolio transfer or a commutation with the primary insurer. Any sale or similar transaction could result in a material loss that would adversely affect our results of operation in the period in which the transaction occurs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5.0% of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represented the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan at that time. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. On March 24, 2008, the Company received approval from the Pennsylvania Insurance Department to repurchase up to $10.0 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. As of June 30, 2010, the Company has repurchased 2,477,802 shares, and has approximately $5.4 million authorized for future repurchases.

The following table presents information with respect to those purchases of our common stock made during the six months ended June 30, 2010. There were no purchases of our common stock during the six months ended June 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2010	—	$—	—	$9,570,000
February 1-28, 2010	—	$—	—	$9,570,000
March 1-31, 2010	—	$—	—	$9,570,000
April 1-30, 2010	—	$—	—	$9,570,000
May 1-31, 2010	167,128	$10.79	167,128	$7,770,000
June 1-30, 2010	218,917	$10.75	218,917	$5,420,000

Total	386,045	$10.77	386,045

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on May 13, 2010.

(b)	The names of each director elected to serve until 2013 at the Annual Meeting of Shareholders are as follows:

Director	Votes For	Votes Withheld
Bruce M. Eckert	5,896,659	347,491
John O. Shirk	5,905,549	338,601

The following directors are serving terms of office that continue through 2011 and 2012, as noted:

Director	Year Term Expires
Robert M. McAlaine	2011
Scott C. Penwell	2011
Charles H. Vetterlein, Jr.	2011
Paul R. Burke	2012
Ronald L. King	2012
W. Lloyd Snyder III	2012

(c)	One additional proposal was submitted for a vote, with the following results:

	Votes For	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as the company’s independent auditor for the fiscal year ending December 31, 2010	7,544,682	97,346	17,468

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: August 5, 2010	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: August 5, 2010	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer