Form 10-Q
period 2010-09-30
Eastern Insurance Holdings, Inc.
filed 2010-11-04
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2010,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No Par Value)	Number of Shares Outstanding as of November 3, 2010 9,210,262
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30 2010	December 31 2009
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $172,314; $154,828)	$179,641	$159,101
Convertible bonds, at estimated fair value (amortized cost, $16,516; $3,641)	17,354	4,134
Equity securities, at estimated fair value (cost, $18,343; $16,438)	21,332	20,332
Other long-term investments, at estimated fair value (cost, $10,232; $7,879)	10,903	8,197

Total investments	229,230	191,764

Cash and cash equivalents	47,625	50,841
Accrued investment income	1,530	1,444
Premiums receivable (net of allowance, $631; $631)	40,032	32,404
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	13,000	12,354
Deferred acquisition costs	8,099	6,487
Deferred income taxes, net	333	1,343
Federal income taxes recoverable	1,395	1,549
Intangible assets	6,484	7,448
Goodwill	10,752	10,752
Other assets	10,207	8,203
Discontinued operations – group benefits insurance	—	66,935

Total assets	$368,687	$391,524

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$123,342	$121,093
Unearned premium reserves	59,024	46,016
Advance premium	77	657
Accounts payable and accrued expenses	11,850	11,853
Ceded reinsurance balances payable	7,312	5,900
Segregated portfolio cell dividend payable	13,156	16,684
Loan payable	1,518	1,986
Discontinued operations – group benefits insurance	—	33,470

Total liabilities	$216,279	$237,659

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,784,514 and 11,783,014, respectively; outstanding – 9,210,262 and 9,691,257, respectively	—	—
Unearned ESOP compensation	(4,300)	(4,859)
Additional paid in capital	114,103	113,049
Treasury stock, at cost (2,574,252 and 2,091,757 shares, respectively)	(37,889)	(32,666)
Retained earnings	73,756	73,038
Accumulated other comprehensive income, net	6,738	5,303

Total shareholders’ equity	152,408	153,865

Total liabilities and shareholders’ equity	$368,687	$391,524

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
Net premiums earned	$28,777	$24,156	$80,041	$74,094
Net investment income	1,189	1,575	3,515	4,373
Change in equity interest in limited partnerships	266	462	520	681
Net realized investment gains (losses)	2,470	710	2,747	(2,321)
Other revenue	143	206	434	569

Total revenue	32,845	27,109	87,257	77,396

EXPENSES
Losses and loss adjustment expenses incurred	19,918	14,115	57,747	45,385
Acquisition and other underwriting expenses	3,277	3,060	9,101	9,300
Other expenses	5,883	5,165	16,252	15,247
Amortization of intangibles	321	433	963	1,299
Policyholder dividend expense	333	118	732	241
Segregated portfolio dividend expense	84	1,086	(618)	434

Total expenses	29,816	23,977	84,177	71,906

Income from continuing operations before income taxes	3,029	3,132	3,080	5,490
Income tax expense from continuing operations	732	833	1,127	2,078

Net income from continuing operations	2,297	2,299	1,953	3,412

Discontinued operations – group benefits insurance (Note 3):
Income from discontinued operations before income taxes	35	1,494	1,438	3,412
Income tax expense	154	502	760	1,111

Net (loss) income from discontinued operations	(119)	992	678	2,301

Net income	$2,178	$3,291	$2,631	$5,713

Other comprehensive income
Unrealized holding gains arising during period, net of tax of $1,257, $2,366, $2,375 and $3,442	2,333	4,394	4,411	6,392
Amortization of unrecognized benefit plan amounts, net of tax of $2, $1, $5, and $4	4	3	10	8
Less: Reclassification adjustment for gains (losses) included in net income, net of tax of $376, $16, $1,608, and $(753)	697	31	2,986	(1,399)

Other comprehensive income	1,640	4,366	1,435	7,799

Comprehensive income	$3,818	$7,657	$4,066	$13,512

	Three Months Ended September 30		Nine Months Ended September 30
Earnings per share (See Note 5):	2010	2009	2010	2009
Basic earnings per share:
Income from continuing operations	$0.26	$0.25	$0.22	$0.38
(Loss) income from discontinued operations	$(0.01)	$0.11	$0.08	$0.25
Diluted earnings per share:
Income from continuing operations	$0.26	$0.25	$0.22	$0.37
(Loss) income from discontinued operations	$(0.01)	$0.11	$0.07	$0.25

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2010

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2010

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income Net of Tax	Total
Balance, July 1, 2010	—	9,372,701	—	$(4,488)	$113,771	$(36,114)	$72,223	$5,098	$150,490
ESOP shares released	—	—	—	188	6	—	—	—	194
Stock compensation expense	—	1,500	—	—	326	—	—	—	326
Repurchase of common stock	—	(163,939)	—	—	—	(1,775)	—	—	(1,775)
Shareholder dividend	—	—	—	—	—	—	(645)	—	(645)
Net income	—	—	—	—	—	—	2,178	—	2,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,640	1,640

Balance, September 30, 2010	—	9,210,262	—	$(4,300)	$114,103	$(37,889)	$73,756	$6,738	$152,408

Nine Months Ended September 30, 2010

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income Net of Tax	Total
Balance, January 1, 2010	—	9,691,257	—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865
ESOP shares released	—	—	—	559	36	—	—	—	595
Stock compensation expense	—	1,500	—	—	1,018	—	—	—	1,018
Repurchase of common stock	—	(482,495)	—	—	—	(5,223)	—	—	(5,223)
Shareholder dividend	—	—	—	—	—	—	(1,913)	—	(1,913)
Net income	—	—	—	—	—	—	2,631	—	2,631
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,435	1,435

Balance, September 30, 2010	—	9,210,262	—	$(4,300)	$114,103	$(37,889)	$73,756	$6,738	$152,408

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2009

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2009

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income Net of Tax	Total
Balance, July 1, 2009	—	9,691,257	$—	$(5,235)	$112,350	$(32,666)	$68,376	$1,122	$143,947
ESOP shares released	—	—	—	188	(10)	—	—	—	178
Stock compensation expense	—	—	—	—	326	—	—	—	326
Shareholder dividend	—	—	—	—	—	—	(678)	—	(678)
Net income	—	—	—	—	—	—	3,291	—	3,291
Other comprehensive income, net of tax	—	—	—	—	—	—	—	4,366	4,366

Balance, September 30, 2009	—	9,691,257	$—	$(5,047)	$112,666	$(32,666)	$70,989	$5,488	$151,430

Nine Months Ended September 30, 2009

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2009	—	9,512,366	$—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137
Cumulative effect adjustment	—	—	—	—	—	—	685	(445)	240
ESOP shares released	—	—	—	559	(75)	—	—	—	484
Stock compensation expense	—	180,291	—	—	969	—	—	—	969
Repurchase of common stock	—	(1,400)	—	—	—	(11)	—	—	(11)
Shareholder dividend	—	—	—	—	—	—	(1,901)	—	(1,901)
Net income	—	—	—	—	—	—	5,713	—	5,713
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,799	7,799

Balance, September 30, 2009	—	9,691,257	$—	$(5,047)	$112,666	$(32,666)	$70,989	$5,488	$151,430

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited, in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$2,631	$5,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	520	440
Amortization of bond premium/discount	1,058	(220)
Net realized investment (gains) losses	(2,747)	2,321
Change in equity interest in limited partnerships	(520)	(681)
Deferred tax expense	397	94
Stock compensation	1,582	1,454
Intangible asset amortization	963	1,299
Changes in assets and liabilities:
Accrued investment income	(86)	227
Premiums receivable	(7,628)	(9,557)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(646)	(188)
Deferred acquisition costs	(1,612)	(1,579)
Other assets	(329)	(1,012)
Reserves for unpaid losses and loss adjustment expenses	2,249	(714)
Unearned and advance premium	12,428	10,534
Accounts payable and accrued expenses	29	48
Ceded reinsurance balances payable	1,412	(1,180)
Segregated portfolio cell dividend payable	(2,940)	(127)
Federal income taxes recoverable/payable	154	(90)

Net cash provided by operating activities – continuing operations	6,915	6,782
Net cash used in operating activities – discontinued operations	(2,772)	(2,061)

Net cash provided by operating activities	4,143	4,721

Cash flows from investing activities:
Purchase of fixed income securities	(91,352)	(83,609)
Purchase of equity securities	(7,289)	(5,642)
Purchase of other long-term investments	(2,186)	—
Proceeds from sale of fixed income securities	37,834	57,581
Proceeds from maturities/calls of fixed income securities	23,426	20,058
Proceeds from equity securities	6,757	5,810
Proceeds from other long-term investments	—	461
Proceeds from sale of Eastern Life and Health Insurance Company	534	—
Purchase of equipment, net	(445)	(250)

Net cash used in investing activities – continuing operations	(32,721)	(5,591)
Net cash provided by investing activities – discontinued operations	32,967	18,761

Net cash provided by investing activities	246	13,170

Cash flows from financing activities:
Repurchase of common stock	(5,223)	(11)
Repayment of loan principal	(500)	(500)
Shareholder dividend	(1,913)	(1,901)
Tax benefit related to ESOP	31	—

Net cash used in financing activities	(7,605)	(2,412)

Net (decrease) increase in cash and cash equivalents	(3,216)	15,479
Cash and cash equivalents, beginning of period	50,841	52,090
Reclassification to discontinued operations	—	(5,875)

Cash and cash equivalents, end of period	$47,625	$61,694

Non-cash investing activity:
Receipt of promissory note	$1,750	$—

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation insurance products and reinsurance products through its direct and indirect wholly-owned subsidiaries, Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Employers Security Insurance Company (“Employers Security”), Eastern Re Ltd., S.P.C. (“Eastern Re”), and Eastern Services Corporation (“Eastern Services), collectively referred to as the Company.

On June 21, 2010, EIHI announced the completion of its previously announced agreement to sell Eastern Life and Health Insurance Company (“Eastern Life”) (Note 3). As a result of this agreement, Eastern Life’s operations have been reflected as discontinued operations in the accompanying consolidated financial statements. Eastern Life’s net premiums earned and revenue, prior to the sale, totaled $18,262 and $20,563, respectively, for the nine months ended September 30, 2010. Eastern Life’s net premiums earned and revenue totaled $8,952 and $10,776 and $26,770 and $30,818, respectively, for the three and nine months ended September 30, 2009.

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

Recent Accounting Pronouncements

Deferred Acquisition Costs

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the accounting for costs related to the acquisition or renewal of insurance contracts. The new guidance provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under the new guidance, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company expects to adopt this new guidance effective January 1, 2011 and apply it retrospectively to prior periods for purposes of consistency across all periods presented. Upon adoption, the Company expects to reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. Management has not completed its’ evaluation to determine the impact of the new guidance on the Company’s consolidated financial position and results of operations.

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance related to disclosures about fair value measurements. The new guidance requires the following new or enhanced disclosures: 1) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, 2) a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances, and settlements, and 3) fair value disclosures must be presented by class of assets and liabilities rather than by major category. The new guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The Company adopted the new accounting guidance effective January 1, 2010. The adoption of the new guidance resulted in enhanced disclosures related to the Company’s fair value measurements of its investments.

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

The issuance of the promissory note totaling $1,750 is considered a non-cash investing activity and has been excluded from the consolidated statement of cash flows for the nine months ended September 30, 2010.

The Company’s group benefits insurance segment, which consisted of the business of Eastern Life, has been recorded in the consolidated financial statements as discontinued operations. The sale of Eastern Life resulted in the recognition of a gain totaling $564, which is included in discontinued operations. The Company also included transaction expenses of $9 and $873 ($6 and $567 net of tax, respectively) in discontinued operations for the three and nine months ended September 30, 2010, respectively. Certain corporate expenses previously reported in the group benefits insurance segment were reclassified to continuing operations. The reclassification of these corporate expenses totaled $125 and $375 for three and nine months ended September 30, 2010 and 2009, respectively.

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

Management tested goodwill for impairment as of September 30, 2010 using a discounted cash flow analysis and by evaluating the Company’s common stock price in relation to the book value of the workers’ compensation insurance segment. The discounted cash flow analysis was based on management’s internal four-year forecast for the workers’ compensation insurance segment, assuming a long-term growth rate of 5.0% and a discount rate of 13.0%. Cash flows were adjusted, as necessary, to maintain adequate capital requirements. As of September 30, 2010, the Company’s stock price was trading below book value, primarily reflecting the impact of current market conditions; however, the stock price has increased 9.0% since September 30, 2009, the date of management’s most recent goodwill impairment analysis. The discounted cash flow analysis resulted in the workers’ compensation insurance segment’s estimated fair value exceeding its carrying value as of September 30, 2010; therefore, goodwill was considered not impaired.

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

5. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2010, there were 1,006,405 and 1,016,535 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the three and nine months ended September 30, 2010, dilutive potential common shares outstanding included 67,293 and 57,163 restricted stock awards, respectively. For the three and nine months ended September 30, 2009, there were 746,878 and 681,518 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the three and nine months ended September 30, 2009, dilutive potential common shares outstanding included 18,650 and 7,485 restricted stock awards, respectively. For the nine months ended September 30, 2009, dilutive potential common shares outstanding also included 76,525 stock warrants.

Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and nine months ended September 30, 2010 and 2009 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net income for basic and diluted earnings per share	$2,178	$3,291	$2,631	$5,713

Less: Dividends declared – common and unvested restricted share units	(645)	(678)	(1,913)	(1,901)

Undistributed earnings	1,533	2,613	718	3,812

Percent allocated to common shareholders	98.8%	98.3%	98.8%	98.3%

	1,515	2,569	709	3,747

Add: Dividends declared – common shares	637	667	1,891	1,869

	$2,152	$3,236	$2,600	$5,616

Denominator for basic earnings per share	8,690,061	9,027,706	8,797,417	8,963,740

Effect of dilutive securities	67,293	18,650	57,163	84,010

Denominator for diluted earnings per common share	8,757,353	9,046,356	8,854,580	9,047,750

Basic earnings per share:
Income from continuing operations	$0.26	$0.25	$0.22	$0.38
Income from discontinued operations	$(0.01)	$0.11	$0.08	$0.25
Diluted earnings per share:
Income from continuing operations	$0.26	$0.25	$0.22	$0.37
Income from discontinued operations	$(0.01)	$0.11	$0.07	$0.25
Cash dividends per share	$0.07	$0.07	$0.21	$0.21

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of September 30, 2010:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of September 30, 2010 and December 31, 2009, excluding the segregated portfolio cell reinsurance segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	9/30/10	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$42,576	$13,077	$29,499	$—
States, municipalities, and political subdivisions	34,820	—	34,820	—
Corporate securities	27,417	—	27,417	—
Residential mortgage-backed securities	31,868	—	31,868	—
Commercial mortgage-backed securities	6,765	—	6,765	—
Collateralized mortgage obligations	14,817	—	14,817	—
Other structured securities	838	—	838	—
Convertible bonds	17,354	—	17,354	—
Equity securities – available for sale	17,304	17,304	—	—

Total	$193,759	$30,381	$163,378	$—

		Fair Value Measurements at Reporting Date Using
	12/31/09	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$16,206	$8,989	$7,217	$—
States, municipalities, and political subdivisions	39,811	—	39,811	—
Corporate securities	24,332	—	24,332	—
Residential mortgage-backed securities	26,592	—	26,592	—
Commercial mortgage-backed securities	6,725	—	6,725	—
Collateralized mortgage obligations	14,585	—	14,585	—
Other structured securities	390	—	390	—
Convertible bonds	4,134	—	4,134	—
Equity securities – available for sale	15,826	15,826	—	—

Total	$148,601	$24,815	$123,786	$—

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

As of September 30, 2010 (unaudited) and December 31, 2009, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	9/30/10	12/31/09
Multi-strategy fund of funds	$5,153	$3,923
Natural resources	2,343	1,291
Structured finance opportunity fund	2,764	2,410
Open-ended investment fund	590	573
Real estate	53	—

Total	$10,903	$8,197

The activity in the Company’s limited partnership investments for the three and nine months ended September 30, 2010 and 2009 was as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$10,638	$7,350	$8,197	$7,592
Contributions	—	—	2,186	—
Withdrawals	—	—	—	(461)
Unrealized change in interest	265	462	520	681

Balance, end of period	$10,903	$7,812	$10,903	$7,812

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

7. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of September 30, 2010 and December 31, 2009 (unaudited, in thousands):

September 30, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$41,418	$1,158	$—	$42,576
States, municipalities, and political subdivisions	32,268	2,552	—	34,820
Corporate securities	45,955	2,003	(1)	47,957
Residential mortgage-backed securities	30,832	1,036	—	31,868
Commercial mortgage-backed securities	6,435	330	—	6,765
Collateralized mortgage obligations	14,593	307	(83)	14,817
Other structured securities	813	25	—	838

Total fixed income securities	172,314	7,411	(84)	179,641
Equity securities	18,343	3,091	(102)	21,332

Total fixed income and equity securities	$190,657	$10,502	$(186)	$200,973

December 31, 2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$20,547	$358	$(39)	$20,866
States, municipalities, and political subdivisions	38,002	1,865	(56)	39,811
Corporate securities	48,285	1,910	(63)	50,132
Residential mortgage-backed securities	25,947	654	(9)	26,592
Commercial mortgage-backed securities	6,925	59	(259)	6,725
Collateralized mortgage obligations	14,672	180	(267)	14,585
Other structured securities	450	16	(76)	390

Total fixed income securities	154,828	5,042	(769)	159,101
Equity securities	16,438	3,907	(13)	20,332

Total fixed income and equity securities	$171,266	$8,949	$(782)	$179,433

Other structured securities include other asset-backed securities collateralized by home equity loans, credit card receivables and manufactured homes.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of September 30, 2010 (unaudited, in thousands) and December 31, 2009 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Collateralized mortgage obligations	$—	$—	$913	$(83)	$913	$(83)

Total fixed income securities	—	—	913	(83)	913	(83)
Equity securities	3,956	(54)	—	—	3,956	(54)

Total fixed income and equity securities	$3,956	$(54)	$913	$(83)	$4,869	$(137)

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

As of September 30, 2010, the Company held 2 fixed income securities with gross unrealized losses totaling $83. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of September 30, 2010.

As of September 30, 2010, the Company held 2 equity securities with gross unrealized losses totaling $54. The unrealized losses reflect the decline in the equity markets during the third quarter of 2010. None of the equity securities have been in an unrealized loss position for more than six months and the unrealized losses are less than 20% of the securities’ book value; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of September 30, 2010.

The Company recognized other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $0 and $6 for the three and nine months ended September 30, 2010, respectively, compared to other-than-temporary impairments of $398 and $3,618 for the three and nine months ended September 30, 2009, respectively.

The following table provides a rollforward of the Company’s other-than-temporary impairments related to credit losses for which a portion of the other-than-temporary impairment was recognized in other comprehensive income for the nine months ended September 30, 2010.

Balance, January 1, 2010	$29
Credit loss impairment recognized in current period on securities not previously impaired	6
Credit loss impairments previously recognized on securities which matured, paid down, or were sold during the period	—

Balance, September 30, 2010	$35

The Company’s equity interest in limited partnerships increased $266 and $520 for the three and nine months ended September 30, 2010, compared to an increase of $462 and $681 for the same periods in 2009. The Company obtains audited financial statements of its limited partnership investments on an annual basis. The total assets, total liabilities and results of operations of the limited partnerships in which the Company invests as of and for the year ended December 31, 2009, based on the limited partnerships’ audited financial statements, were as follows (unaudited, in thousands):

	Total Assets	Total Liabilities	Results of Operations
Multi-strategy fund of funds	$536,626	$36,551	$89,292
Natural resource funds	$208,477	$19,411	$38,249
Structured finance opportunity fund	$254,611	$8,920	$48,520
Open-ended investment fund	$107,901	$961	$20,440
Real estate partnership	$3,843	$2,702	$(156)

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$120,261	$125,226	$121,093	$126,532
Reinsurance recoverables on unpaid losses and LAE	8,273	8,026	8,512	7,835

Net balance, beginning of period	111,988	117,200	112,581	118,697

Incurred related to:
Current year	20,579	15,656	54,388	48,092
Prior year	(610)	(1,261)	3,542	(2,112)

Total incurred before purchase accounting adjustments	19,969	14,395	57,930	45,980
Purchase accounting adjustments	(51)	(115)	(183)	(432)

Total incurred	19,918	14,280	57,747	45,548
Paid related to:
Current year	7,325	5,178	18,742	11,858
Prior year	9,384	9,104	36,389	35,189

Total paid	16,709	14,282	55,131	47,047

Net balance, end of period	115,197	117,198	115,197	117,198
Reinsurance recoverables on unpaid losses and LAE	8,145	8,621	8,145	8,621

Balance, end of period	$123,342	$125,819	$123,342	$125,819

Incurred losses by segment were as follows for the three and nine months ended September 30, 2010 and 2009, respectively (unaudited, in thousands):

Three Months Ended September 30, 2010

September 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Run-Off Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$15,282	$5,809	$—	$21,091
Current period discount	(337)	(175)	—	(512)
Prior year, gross of discount	—	(854)	—	(854)
Accretion of prior period discount	190	54	—	244

Total incurred before purchase accounting adjustments	15,135	4,834	—	19,969
Purchase accounting adjustments	(49)	(4)	2	(51)

Total incurred	$15,086	$4,830	$2	$19,918

Three Months Ended September 30, 2009

September 30, 2009	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Run-Off Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$11,567	$4,483	$—	$16,050
Current period discount	(226)	(168)	—	(394)
Prior year, gross of discount	(350)	(1,252)	—	(1,602)
Accretion of prior period discount	188	153	—	341

Total incurred before purchase accounting adjustments	11,179	3,216	—	14,395
Purchase accounting adjustments	(110)	(7)	2	(115)

Total incurred	$11,069	$3,209	$2	$14,280

Nine Months Ended September 30, 2010

September 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Run-Off Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$41,496	$14,835	$—	$56,331
Current period discount	(1,373)	(570)	—	(1,943)
Prior year, gross of discount	—	(873)	2,300	1,427
Accretion of prior period discount	1,264	851	—	2,115

Total incurred before purchase accounting adjustments	41,387	14,243	2,300	57,930
Purchase accounting adjustments	(172)	(18)	7	(183)

Total incurred	$41,215	$14,225	$2,307	$57,747

Nine Months Ended September 30, 2009

September 30, 2009	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Run-Off Specialty Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$35,607	$13,417	$768	$49,792
Current period discount	(1,181)	(519)	—	(1,700)
Prior year, gross of discount	(1,649)	(2,031)	—	(3,680)
Accretion of prior period discount	1,107	461	—	1,568

Total incurred before purchase accounting adjustments	33,884	11,328	768	45,980
Purchase accounting adjustments	(408)	(34)	10	(432)

Total incurred	$33,476	$11,294	$778	$45,548

The Company’s results of operations, excluding the segregated portfolio cell reinsurance segment, include no reserve development for the three months ended September 30, 2010 and unfavorable development of $2,300 for the nine months ended September 30, 2010, compared to favorable development of $350 and $1,649 for the three and nine months ended September 30, 2009, respectively. The unfavorable development reported for the nine months ended September 30, 2010 reflects reserve strengthening in the run-off specialty reinsurance segment. The favorable development reported for the three and nine months ended September 30, 2009 primarily reflects the impact of claim settlements at, or less then, previously established case and IBNR reserves in the workers’ compensation insurance segment. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

9. Income Taxes

Management has estimated its provision for federal income taxes using the actual effective tax rate for the three and nine months ended September 30, 2010. Management has used the actual, rather than annualized, effective tax rate due to uncertainties in the projections of the run-off specialty reinsurance segment. The effective tax rate related to continuing operations for the three and nine months ended September 30, 2010 was 24.2% and 36.6%, respectively. The effective tax rate for the three months ended September 30, 2010 primarily reflects realized gains recognized by the Company’s run-off specialty reinsurance operations. Due to cumulative losses in the run-off specialty reinsurance segment, there was no income tax expense recorded related to the segment’s operating results for the three and nine months ended September 30, 2010.

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

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling $1,134 and $1,042 for the three months ended September 30, 2010 and 2009, respectively and $3,507 and $3,366 for the nine months ended September 30, 2010 and 2009, respectively.

Run-Off Specialty Reinsurance

Prior to July 1, 2008, the Company assumed business through its participation in reinsurance treaties with an unaffiliated insurance company related to an underground storage tank insurance program, referred to as “EnviroGuard,” and a non-hazardous waste transportation product, referred to as “EIA liability” (“EIA”). The EnviroGuard program provided coverage to underground tank owners for third party off-site bodily injury and property damage claims as well as clean-up coverage and first party on-site claims. The EIA program provided commercial automobile liability coverage for non-hazardous waste haulers. Net premiums earned, by program, for the three and nine months ended September 30, 2010 and 2009 were as follows (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
EnviroGuard	$3	$2	$5	$862
EIA	—	12	(4)	275

Total	$3	$14	$1	$1,137

Corporate/Other

The corporate/other segment includes the holding company and third party administration activities of the Company, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income. The corporate/other segment also includes the Company’s 10.0% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors.

The following table represents the segment results for the three months ended September 30, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$22,409	$6,365	$3	$—	$28,777
Net investment income	598	124	320	147	1,189
Change in equity interest in limited partnerships	214	—	52	—	266
Net realized investment gains	1,191	232	957	90	2,470
Other revenue	—	—	162	(19)	143

Total revenue	24,412	6,721	1,494	218	32,845

Expenses:
Losses and LAE incurred	15,085	4,831	2	—	19,918
Acquisition and other underwriting expenses	1,790	1,908	1	(422)	3,277
Other expenses	4,110	50	282	1,441	5,883
Amortization of intangibles	—	—	—	321	321
Policyholder dividend expense	333	—	—	—	333
Segregated portfolio dividend expense	—	(68)	—	152	84

Total expenses	21,318	6,721	285	1,492	29,816

Income (loss) from continuing operations before income taxes	3,094	—	1,209	(1,274)	3,029
Income tax expense (benefit) from continuing operations	1,094	—	—	(362)	732

Net income (loss) from continuing operations	$2,000	$—	$1,209	$(912)	$2,297

Total assets	$265,297	$58,673	$54,219	$(9,502)	$368,687

The following table represents the segment results for the three months ended September 30, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$17,786	$6,356	$14	$—	$24,156
Net investment income	800	154	259	362	1,575
Change in equity interest in limited partnerships	358	—	104	—	462
Net realized investment gains	339	329	11	31	710
Other revenue	—	—	143	63	206

Total revenue	19,283	6,839	531	456	27,109

Expenses:
Losses and LAE incurred	10,905	3,209	1	—	14,115
Acquisition and other underwriting expenses	1,436	1,942	4	(322)	3,060
Other expenses	3,373	86	182	1,524	5,165
Amortization of intangibles	—	—	—	433	433
Policyholder dividend expense	118	—	—	—	118
Segregated portfolio dividend expense	—	1,602	—	(516)	1,086

Total expenses	15,832	6,839	187	1,119	23,977

Income (loss) from continuing operations before income taxes	3,451	—	344	(663)	3,132
Income tax expense (benefit) from continuing operations	1,001	—	(1)	(167)	833

Net income (loss) from continuing operations	$2,450	$—	$345	$(496)	$2,299

Total assets	$245,562	$58,886	$58,027	$(30,284)	$332,191

The following table represents the segment results for the nine months ended September 30, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$62,025	$18,015	$1	$—	$80,041
Net investment income	1,812	433	998	272	3,515
Change in equity interest in limited partnerships	445	—	75	—	520
Net realized investment gains (losses)	1,062	774	1,155	(244)	2,747
Other revenue	—	—	513	(79)	434

Total revenue	65,344	19,222	2,742	(51)	87,257

Expenses:
Losses and LAE incurred	41,214	14,226	2,307	—	57,747
Acquisition and other underwriting expenses	4,860	5,488	—	(1,247)	9,101
Other expenses	11,087	199	557	4,409	16,252
Amortization of intangibles	—	—	—	963	963
Policyholder dividend expense	732	—	—	—	732
Segregated portfolio dividend expense	—	(691)	—	73	(618)

Total expenses	57,893	19,222	2,864	4,198	84,177

Income (loss) from continuing operations before income taxes	7,451	—	(122)	(4,249)	3,080
Income tax expense (benefit) from continuing operations	2,351	—	(2)	(1,222)	1,127

Net income (loss) from continuing operations	$5,100	$—	$(120)	$(3,027)	$1,953

Total assets	$265,297	$58,673	$54,219	$(9,502)	$368,687

The following table represents the segment results for the nine months ended September 30, 2009 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Run-Off Specialty Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$54,599	$18,358	$1,137	$—	$74,094
Net investment income	2,575	531	686	581	4,373
Change in equity interest in limited partnerships	538	—	143	—	681
Net realized investment (losses) gains	(477)	(697)	(1,431)	284	(2,321)
Other revenue	—	—	370	199	569

Total revenue	57,235	18,192	905	1,064	77,396

Expenses:
Losses and LAE incurred	33,313	11,294	778	—	45,385
Acquisition and other underwriting expenses	4,392	5,600	341	(1,033)	9,300
Other expenses	10,277	125	396	4,449	15,247
Amortization of intangibles	—	—	—	1,299	1,299
Policyholder dividend expense	241	—	—	—	241
Segregated portfolio dividend expense	—	1,173	—	(739)	434

Total expenses	48,223	18,192	1,515	3,976	71,906

Income (loss) from continuing operations before income taxes	9,012	—	(610)	(2,912)	5,490
Income tax expense (benefit) from continuing operations	2,696	—	(4)	(614)	2,078

Net income (loss) from continuing operations	$6,316	$—	$(606)	$(2,298)	$3,412

Total assets	$245,562	$58,886	$58,027	$(30,284)	$332,191

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

Overview

The Company reported net income from continuing operations of $2.3 million and $2.0 million for the three and nine months ended September 30, 2010, respectively, compared to net income of $2.3 million and $3.4 million for the same periods in 2009. The decrease in operating results for the nine months ended September 30, 2010, compared to the same period in 2009, primarily reflects an increase in the loss ratio in the workers’ compensation insurance and segregated portfolio call reinsurance segments and a reduction in net investment income, partially offset by an increase in net premiums earned and net realized investment gains. The 2010 results were also impacted by reserve strengthening in the run-off specialty reinsurance segment totaling $2.3 million in the second quarter of 2010.

The workers’ compensation insurance segment reported net income of $2.0 million and $5.1 million for the three and nine months ended September 30, 2010, respectively, compared to net income of $2.5 million and $6.3 million for the same periods in 2009. The segment reported a combined ratio of 95.1% and 93.3% for the three and nine months ended September 30, 2010, respectively, compared to a combined ratio of 89.0% and 88.3% for the same periods in 2009. The increase in the combined ratio primarily reflects an increase in the loss ratio and return premiums to insureds as a result of premium audits, partially offset by a decrease in the expense ratio. The increase in the loss ratio primarily reflects the impact of the current economic environment on the Company’s loss and LAE reserve estimates. The Company did not record any favorable development during the three and nine months ended September 30, 2010, compared to favorable development of $350,000 and $1.6 million, respectively, for same periods in 2009. Net premiums earned were reduced by $1.1 million for the nine months ended September 30, 2010, reflecting return premiums to insureds and a decrease in the earned but unbilled premium estimate as a result of decreasing payrolls. Net premiums earned increased by $632,000 for the nine months ended September 30, 2009 as a result of additional premium from insureds. The decrease in the expense ratio for the three months ended September 30, 2010, compared to the same period in 2009, primarily reflects the impact of audit premiums, which increased premiums by $81,000 in 2010 and decreased premiums by $179,000 in 2009. The decrease in the expense ratio for the nine months ended September 30, 2010, compared to the same period in 2009, primarily reflects the reversal of the 2009 Security Fund accrual as a result of receiving notice from the Security Fund that an assessment for 2009 would not be made, partially offset by the impact of return premiums to insureds.

The segregated portfolio cell reinsurance segment reported a combined ratio of 106.7% and 110.5% for the three and nine months ended September 30, 2010, compared to a combined ratio of 82.4% and 92.7% for the same periods in 2009. The increase in the combined ratio primarily reflects an increase in the accident period loss ratio, reflecting an increase in the severity and number of reported claims, specifically in economically sensitive segregated portfolio cell programs.

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

Net premiums earned. Net premiums earned are the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2009, one-half of the premiums would be earned in 2009 and the other half would be earned in 2010. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included with net premiums earned is an estimate for earned but unbilled final audit premiums. The Company can estimate earned but unbilled premiums because it keeps track, by policy, of how much additional premium is billed (or returned to insureds as a result of payroll reductions) in final audit invoices as a percentage to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance, segregated portfolio cell reinsurance and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of September 30, 2010, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of September 30, 2010 and December 31, 2009, the Company’s reserves for unpaid losses and LAE were reduced by $4.4 million and $4.3 million, respectively, related to the effects of discounting.

The reserves for unpaid losses and LAE in the run-off specialty reinsurance segment are based on claim information received from the ceding company on a quarterly basis. Each quarter, the Company compares its actual reported losses for the quarter, and cumulative reported losses since the most recently completed reserve study, to expected reported losses for the respective period, which may result in the Company increasing its losses and LAE, and its corresponding loss reserves in that quarter. During the second quarter of 2010, management concluded its review of the open claims inventory at the ceding company and, as a result of that review, the reserves for unpaid losses and LAE were increased by $2.3 million.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and run-off specialty reinsurance segments as of September 30, 2010 (unaudited) and December 31, 2009 are summarized below (in thousands):

September 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Case / tabular reserves	$37,635	$11,887	$17,882	$67,404
Case incurred development, IBNR, and unallocated LAE reserves	26,992	12,851	12,040	51,883
Amount of discount	(3,207)	(1,237)	—	(4,444)

Net reserves	61,420	23,501	29,922	114,843
Reinsurance recoverables on unpaid losses and LAE	4,118	4,027	—	8,145
Purchase accounting adjustments	342	23	(11)	354

Reserves for unpaid losses and LAE	$65,880	$27,551	$29,911	$123,342

December 31, 2009	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Specialty Reinsurance Segment	Total
Case / tabular reserves	$33,073	$10,978	$15,761	$59,812
Case incurred development, IBNR, and unallocated LAE reserves	27,451	12,196	16,841	56,488
Amount of discount	(3,097)	(1,159)	—	(4,256)

Net reserves	57,427	22,015	32,602	112,044
Reinsurance recoverables on unpaid losses and LAE	4,909	3,603	—	8,512
Purchase accounting adjustments	514	41	(18)	537

Reserves for unpaid losses and LAE	$62,850	$25,659	$32,584	$121,093

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a net realized investment loss. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three and nine months ended September 30, 2010, the Company recognized other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $0 and $6,000, respectively, compared to other-than-temporary impairments of $398,000 and $3.6 million for the same periods in 2009. As of September 30, 2010, the Company held securities with gross unrealized losses of $137,000, excluding those securities in the segregated portfolio cell reinsurance segment, of which $83,000 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying investments, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

The Company did not recognize any other-than-temporary impairments related to its equity securities for the three and nine months ended September 30, 2010.

Fixed income securities. A fixed income security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When the Company determines a credit loss has been incurred, but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of operations and comprehensive income, and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income. A fixed income security is reviewed for potential credit loss if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80% of amortized cost due to deterioration in credit quality.

For the three and nine months ended September 30, 2010, the Company recognized other-than-temporary impairments of $0 and $6,000 related to its fixed income security portfolio.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in limited partnerships in the consolidated statement of operations and comprehensive income. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three and nine months ended September 30, 2010 or 2009.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of September 30, 2010 to its workers’ compensation insurance segment. The goodwill impairment test, performed as of September 30 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

For the 2010 annual impairment test, the fair value of the workers’ compensation insurance segment was estimated using a discounted cash flow analysis, a form of the income approach, using management’s internal four-year forecast for the workers’ compensation insurance segment and a terminal value estimated using a long-term growth rate of 5.0%, which is reflective of the segment’s historical growth rate, and a discount rate of 13.0%, which is reflective of the risks inherent in the segment. Cash flows were adjusted as necessary to maintain adequate capital requirements.

In addition to the discounted cash flow analysis, management assessed the Company’s stock price relative to the book value of the workers’ compensation insurance segment. As of September 30, 2010, the Company’s stock price was trading below book value, primarily reflecting the impact of current market conditions; however, the stock price has increased 9.0% since September 30, 2009, the date of management’s most recent goodwill impairment analysis.

The discounted cash flow analysis resulted in the workers’ compensation insurance segment’s estimated fair value exceeding its carrying value as of September 30, 2010; therefore, goodwill was considered not impaired, and the second step of impairment testing was not necessary.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of September 30, 2010, the Company recorded a net deferred tax asset of $333,000.

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

Recent Accounting Pronouncements

Deferred Acquisition Costs

In October 2010, the FASB issued new accounting guidance related to the accounting for costs related to the acquisition or renewal of insurance contracts. The new guidance provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under the new guidance, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company expects to adopt this new guidance effective January 1, 2011 and apply it retrospectively to prior periods for purposes of consistency across all periods presented. Upon adoption, the Company expects to reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. Management has not completed its’ evaluation to determine the impact of the new guidance on the Company’s consolidated financial position and results of operations.

Fair Value Measurements

In January 2010, the FASB issued new accounting guidance related to disclosures about fair value measurements. The new guidance requires the following new or enhanced disclosures: 1) details of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, 2) a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales, issuances, and settlements, and 3) fair value disclosures must be presented by class of assets and liabilities rather than by major category. The new guidance was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The Company adopted the new accounting guidance effective January 1, 2010. The adoption of the new guidance resulted in enhanced disclosures related to the Company’s fair value measurements of its investments.

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

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net premiums written	$32,340	$27,470	$93,048	$84,881

Net premiums earned	28,777	24,156	80,041	74,094
Net investment income	1,189	1,575	3,515	4,373
Change in equity interest in limited partnerships	266	462	520	681
Net realized investment gains (losses)	2,470	710	2,747	(2,321)
Other revenue	143	206	434	569

Consolidated revenue	$32,845	$27,109	$87,257	$77,396

The increase in consolidated revenue primarily reflects an increase in net premiums earned in the workers’ compensation insurance segment and an increase in net realized investment gains, partially offset by a decrease in net investment income. The increase in net premiums earned primarily reflects new business written. The increase in net realized investment gains for the three months ended September 30, 2010, compared to the same period in 2009, reflects an increase in the fair value of the Company’s convertible bond portfolio, the sale of previously impaired equity securities, and other-than-temporary impairments recognized in 2009. The increase in net realized investment gains for the nine months ended September 30, 2010, compared to the same period in 2009, primarily reflects other-than-temporary impairments recognized in 2009. The Company recognized other-than-temporary impairments, including impairments in the segregated portfolio cell reinsurance segment, of $1 and $82,000 for the three and nine months ended September 30, 2010, respectively, compared to impairments of $439,000 and $4.4 million for same periods in 2009. The decrease in net investment income primarily reflects the current interest rate environment. The decrease in net investment income for the nine months ended September 30, 2010, compared to the same period in 2009, also reflects the recognition of an incentive fee related to the Company’s convertible bond portfolio. There was no incentive fee recognized in 2009.

The components of consolidated net (loss) income, by segment, for the three and nine months ended September 30, 2010 and 2009 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Workers’ compensation insurance	$2,000	$2,450	$5,100	$6,316
Segregated portfolio cell reinsurance	—	—	—	—
Run-off specialty reinsurance	1,209	345	(120)	(606)
Corporate / other	(912)	(496)	(3,027)	(2,298)

Consolidated net income from continuing operations	$2,297	$2,299	$1,953	$3,412

The decrease in consolidated net income for the three months ended September 30, 2010, compared to the same period in 2009, primarily reflects an increase in the workers’ compensation insurance segment’s loss ratio, the aforementioned reduction in net investment income, and a reduction in the Company’s interest in its segregated portfolio cell investment.

The decrease in consolidated net income for the nine months ended September 30, 2010, compared to the same period in 2009, primarily reflects the reserve strengthening in the run-off specialty reinsurance segment and the aforementioned items that resulted in a decrease in net income in the workers’ compensation insurance and corporate/other segments, partially offset by the reduction in other-than-temporary investment impairments in the run-off specialty reinsurance segment. The 2009 net income was also positively impacted by the reversal of a deferred tax valuation allowance totaling $438,000 in the corporate/other segment.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Direct premiums written	$34,541	$29,762	$100,014	$90,806
Reinsurance premiums assumed	401	169	1,159	803
Ceded premiums written	(8,743)	(8,553)	(28,609)	(28,197)

Net premiums written	26,199	21,378	72,564	63,412
Change in unearned premiums	(3,790)	(3,592)	(10,539)	(8,813)

Net premiums earned	22,409	17,786	62,025	54,599
Net investment income	598	800	1,812	2,575
Change in equity interest in limited partnerships	214	358	445	538
Net realized investment gains (losses)	1,191	339	1,062	(477)
Other revenue	—	—	—	—

Total revenue	24,412	19,283	65,344	57,235

Expenses:
Losses and LAE incurred	15,085	10,905	41,214	33,313
Acquisition and other underwriting expenses	1,790	1,436	4,860	4,392
Other expenses	4,110	3,373	11,087	10,277
Policyholder dividend expense	333	118	732	241

Total expenses	21,318	15,832	57,893	48,223

Income before income taxes	3,094	3,451	7,451	9,012
Income tax expense	1,094	1,001	2,351	2,696

Net income	$2,000	$2,450	$5,100	$6,316

The workers’ compensation insurance ratios were as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss and LAE ratio	67.3%	61.3%	66.4%	61.0%
Expense ratio	26.3%	27.0%	25.7%	26.9%
Policyholders’ dividend ratio	1.5%	0.7%	1.2%	0.4%

Combined ratio	95.1%	89.0%	93.3%	88.3%

Premiums

The increase in direct premiums written primarily reflects new business sales of $25.1 million and an increase in the renewal retention rate, partially offset by renewal rate decreases of 2.4% and return premiums to insureds as a result of payroll audits. The renewal retention rate increased from 84.7% in 2009 to 86.9% in 2010. Net premiums earned were reduced by $1.1 million for the nine months ended September 30, 2010, reflecting return premiums to insureds and a decrease in the earned but unbilled premium estimate as a result of decreasing payrolls. Net premiums earned increased by $632,000 for the nine months ended September 30, 2009 as a result of additional premium from insureds. Net premiums earned increased $81,000 as a result of additional premium from insureds for the three months ended September 30, 2010, compared to return premium to insureds of $179,000 for the same period in 2009.

Net Investment Income

The decrease in net investment income primarily reflects the decline in short-term interest rates. Net investment income for the nine months ended September 30, 2010 was also impacted by the recognition of an incentive fee related to the performance of the convertible bond portfolio. There was no incentive fee incurred for the same period in 2009. The average yield on the fixed income portfolio was 3.66% as of September 30, 2010, compared to 3.73% as of September 30, 2009.

Net Realized Investment Gains (Losses)

Net realized investment gains for the three and nine months ended September 30, 2010 primarily reflect the change in fair value of the Company’s convertible bond portfolio. Net realized investment losses for the three and nine months ended September 30, 2009 primarily reflect other-than-temporary investment impairments.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects a decrease in favorable loss reserve development and an increase in the accident period loss ratio. There was no favorable development recorded for the three and nine months ended September 30, 2010. Favorable loss reserve development totaled $350,000 and $1.6 million for the three and nine months ended September 30, 2009, respectively. The accident period loss ratio was 67.5% and 66.7% for the three and nine months ended September 30, 2010, respectively, compared to an accident period loss ratio of 64.8% and 65.1% for the same periods in 2009. The increase in the accident period loss ratio from 2009 to 2010 primarily reflects the impact of the current economic environment on the Company’s workers’ compensation book of business.

Acquisition and Other Underwriting Expenses

The decrease in acquisition and other underwriting expenses as a percent of net premiums earned for the nine months ended September 30, 2010, compared to the same period in 2009, primarily reflects the reversal of the 2009 Security Fund accrual in the second quarter of 2010, partially offset by an increase in commissions paid to the administrator of the Company’s Parallel Pay program, which allows insureds to remit monthly premium based on their monthly payroll, and the impact of return premiums to insureds during the first nine months of 2010.

Other Expenses

Other expenses as a percent of net premiums earned for the three months ended September 30, 2010, compared to the same period in 2009, decreased primarily as a result of the aforementioned additional premium from insureds in 2010. The decrease in the other expense ratio for the nine months ended September 30, 2010, compared to the same period in 2009, primarily reflects the impact of premium revenue growth in the Company’s Southeast region.

Policyholder Dividends

For the nine months ended September 30, 2010 and 2009, 12.3% and 9.4%, respectively, of all policies were written on a dividend policy basis. The increase in policyholder dividend expense primarily reflects the increase in dividend paying policies from 2009 to 2010 and an improvement in the loss experience of the underlying policies.

Tax Expense

The effective tax rate for the three and nine months ended September 30, 2010 was 35.4% and 31.6%, respectively, compared to an effective tax rate of 29.0% and 29.9% for the same periods in 2009. The increase in the effective tax rate from 2009 to 2010 primarily reflects a prior year tax return adjustment that increased tax expense in the third quarter of 2010, partially offset by tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Reinsurance premiums assumed	$7,003	$6,917	$22,895	$23,715
Ceded premiums written	(865)	(839)	(2,412)	(2,406)

Net premiums written	6,138	6,078	20,483	21,309
Change in unearned premiums	227	278	(2,468)	(2,951)

Net premiums earned	6,365	6,356	18,015	18,358
Net investment income	124	154	433	531
Net realized investment gains (losses)	232	329	774	(697)

Total revenue	6,721	6,839	19,222	18,192

Expenses:
Losses and LAE incurred	4,831	3,209	14,226	11,294
Acquisition and other underwriting expenses	1,908	1,942	5,488	5,600
Other expenses	50	86	199	125
Segregated portfolio dividend expense (1)	(68)	1,602	(691)	1,173

Total expenses	6,721	6,839	19,222	18,192

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss and LAE ratio	75.9%	50.5%	79.0%	61.5%
Expense ratio	30.8%	31.9%	31.5%	31.2%

Combined ratio	106.7%	82.4%	110.5%	92.7%

Reinsurance Premiums Assumed

The decrease in reinsurance premiums assumed for the nine months ended September 30, 2010, compared to the same period in 2009, primarily reflects an increase in return premium to insureds related to premium audits and a decrease in the renewal retention rate, partially offset by new business sales of $3.7 million. Premium audits resulted in return premium of $952,000 for the nine months ended September 30, 2010, compared to return premium of $592,000 for the same period in 2009. The renewal retention rate decreased from 89.1% in 2009 to 86.7% in 2010. The increase in reinsurance premiums assumed for the three months ended September 30, 2010, compared to the same period in 2009, primarily reflects premium from a new segregated portfolio cell that commenced business in the second quarter of 2010 and a decrease in return premium to insureds, partially offset by the aforementioned decreases. Return premium to insureds totaled $86,000 for the three months ended September 30, 2010, compared to return premium of $133,000 for the same period in 2009.

Net Investment Income

The decrease in net investment income primarily reflects a decrease in fixed income securities and the impact of the current interest rate environment.

Net Realized Investment Gains (Losses)

The improvement in net realized investment gains (losses) for the nine months ended September 30, 2010, compared to the same period in 2009, primarily reflects a reduction in other-than-temporary investment impairments. The 2009 net realized investment losses also reflect the impact of reducing the segregated portfolio cells’ exposure to investments in financial institutions. Other-than-temporary impairments totaled $1 and $76 for the three and nine months ended September 30, 2010, respectively, compared to impairments of $41,000 and $749,000 for the same periods in 2009. The decline in net realized investment gains (losses) for the three months ended September 30, 2010, compared to the same period in 2009, primarily reflects a reduction in gains recognized from investment sales.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio. The accident period loss ratio was 89.4% and 83.9% for the three and nine months ended September 30, 2010, respectively, compared to 70.3% and 72.8% for the same periods in 2009, respectively. The increase in the accident period loss ratio primarily reflects an increase in the severity and number of reported claims, specifically in economically sensitive segregated portfolio cell programs. The Company recorded favorable loss reserve development of $854,000 and $873,000 for the three and nine months ended September 30, 2010, respectively, compared to favorable loss reserve development of $1.3 million and $2.0 million for the same periods in 2009.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and nine months ended September 30, 2010 and 2009.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

RUN-OFF SPECIALTY REINSURANCE

The following table represents the operations of the run-off specialty reinsurance segment for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Reinsurance premiums assumed	$3	$14	$1	$159
Change in unearned premiums	—	—	—	978

Net premiums earned	3	14	1	1,137
Net investment income	320	259	998	686
Change in equity interest in limited partnerships	52	104	75	143
Net realized investment gains (losses)	957	11	1,155	(1,431)
Other revenue	162	143	513	370

Total revenue	1,494	531	2,742	905

Expenses:
Losses and LAE incurred	2	1	2,307	778
Acquisition and other underwriting expenses	1	4	—	341
Other expenses	282	182	557	396

Total expenses	285	187	2,864	1,515

Income (loss) before income taxes	1,209	344	(122)	(610)
Income tax benefit	—	(1)	(2)	(4)

Net income (loss)	$1,209	$345	$(120)	$(606)

Net Income (Loss)

The results of operations for the three months ended September 30, 2010 primarily reflect the sale of previously impaired mutual funds. The results of operations for the nine months ended September 30, 2010 are reflective of the second quarter reserve strengthening of $2.3 million. During the second quarter of 2010, management concluded its review of the open claims inventory at the ceding company and, as a result of that review, the reserves for losses and loss adjustment expenses were increased by $2.3 million.

Reinsurance Premiums Assumed

Reinsurance premiums assumed, by line of business, were as follows for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
EnviroGuard	$3	$2	$5	$197
EIA liability	—	12	(4)	(38)

Total assumed premiums	$3	$14	$1	$159

Net Investment Income

The increase in net investment income primarily reflects the increase in fixed income securities. The average yield on the fixed income portfolio was 3.19% as of September 30, 2010, compared to 3.00% as of September 30, 2009.

Net Realized Investment Gains (Losses)

The improvement in net realized investment gains (losses) for the nine months ended September 30, 2010, compared to the same periods in 2009, primarily reflects a reduction in other-than-temporary investment impairments. There were no other-than-temporary impairments in 2010. Other-than-temporary impairments totaled $1.8 million for the nine months ended September 30, 2009. The increase in net realized investment gains for the three months ended September 30, 2010, compared to the same period in 2009, primarily reflects the sale of previously impaired mutual funds.

Losses and LAE Incurred

The increase in losses and LAE incurred for the nine months ended September 30, 2010, compared to the same period in 2009, reflects the second quarter reserve strengthening of $2.3 million.

CORPORATE/OTHER

The corporate/other segment reported a net loss of $912,000 and $3.0 million for the three and nine months ended September 30, 2010, respectively, compared to a net loss of $496,000 and $2.3 million for the same periods in 2009. The increase in the net loss for the three and nine months ended September 30, 2009 primarily reflects a decrease in the Company’s interest in the segregated portfolio cells and the reversal of a deferred tax valuation allowance in 2009 totaling $438,000, which reduced the net loss for the nine months ended September 30, 2009.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $368.7 million at September 30, 2010, compared to $391.5 million at December 31, 2009. The decrease in consolidated assets primarily reflects the sale of Eastern Life. The decrease in federal income taxes recoverable primarily reflects the receipt of a refund related to the carryback of 2008 capital losses to prior tax periods. The increase in other assets primarily reflects the promissory note from Security Life totaling $1.75 million.

Consolidated liabilities totaled $216.3 million at September 30, 2010, compared to $237.7 million at December 31, 2009. The decrease in consolidated liabilities primarily reflects the sale of Eastern Life. Excluding the sale of Eastern Life, consolidated liabilities increased, which primarily reflects an increase in unearned premiums, partially offset by a decrease in the segregated portfolio cell dividend payable. The decrease in the segregated portfolio cell dividend payable reflects a decrease in the segregated portfolio cells’ operating results for the nine months ended September 30, 2010 and dividends paid to preferred shareholders during the first nine months of 2010.

Consolidated equity totaled $152.4 million at September 30, 2010, compared to $153.8 million at December 31, 2009. The decrease in consolidated equity primarily reflects the repurchase of common stock under the Company’s stock buyback program, partially offset by net income for the nine months ended September 30, 2010.

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

The Company has a $2.6 million line of credit available to provide additional liquidity if needed. In addition to the line of credit, the Company has obtained letters of credit totaling $45.8 million for the purpose of securing obligations to reinsurers, if necessary. As of September 30, 2010, there was approximately $5.9 million still available under the Company’s letter of credit facilities.

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

CASH FLOWS

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows (unaudited, in thousands):

	2010	2009
Cash flows provided by operating activities	$4,140	$4,721
Cash flows provided by investing activities	246	13,170
Cash flows used in financing activities	(7,602)	(2,412)

Net (decrease) increase in cash and cash equivalents	$(3,216)	$15,479

Cash flows from operating activities for the nine months ended September 30, 2010 primarily reflect an increase in premiums related to new business, partially offset by an increase in claim payments related to the run off of the specialty reinsurance business.

Cash flows from investing activities for the nine months ended September 30, 2010 primarily reflect the liquidation of Eastern Life’s investment portfolio prior to the sale to Security Life, partially offset by the purchase of investments at EIHI.

The decrease in cash flows from financing activities primarily reflects the repurchase of the Company’s common stock. The Company reentered the market for repurchasing its common stock under its current stock buyback program in May 2010.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of September 30, 2010, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Issuer Purchases of Equity Securities

On February 15, 2007, the Company’s Board of Directors authorized the repurchase of up to 5.0% of the Company’s issued and outstanding shares of common stock for the purpose of funding the issuance of stock under the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of additional shares of the Company’s outstanding common stock up to an aggregate of 1,046,500 shares, which represented the total number of shares of common stock for which awards may be granted under the Company’s Stock Incentive Plan at that time. On September 27, 2007, the Company’s Board of Directors increased the share repurchase authorization to 2,046,500 shares. On March 24, 2008, the Company received approval from the Pennsylvania Insurance Department to repurchase up to $10.0 million of the Company’s issued and outstanding common stock, which is in addition to the 2,046,500 shares authorized in 2007. As of September 30, 2010, the Company has repurchased 2,574,252 shares, and has approximately $4.4 million authorized for future repurchases.

The following table presents information with respect to those purchases of our common stock made during the nine months ended September 30, 2010. There were no purchases of our common stock during the nine months ended September 30, 2009.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2010	—	$—	—	$9,570,000
February 1-28, 2010	—	$—	—	$9,570,000
March 1-31, 2010	—	$—	—	$9,570,000
April 1-30, 2010	—	$—	—	$9,570,000
May 1-31, 2010	167,128	$10.79	167,128	$7,770,000
June 1-30, 2010	218,917	$10.75	218,917	$5,420,000
July 1-31, 2010	96,450	$10.79	96,450	$4,380,000
August 1-31, 2010	—	$—	—	$4,380,000
September 1-30, 2010	—	$—	—	$4,380,000

Total	482,495	$10.77	482,495

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Shareholders on May 13, 2010.

(b)	The names of each director elected to serve until 2013 at the Annual Meeting of Shareholders are as follows:

Director	Votes For	Votes Withheld
Bruce M. Eckert	5,896,659	347,491
John O. Shirk	5,905,549	338,601

The following directors are serving terms of office that continue through 2011 and 2012, as noted:

Director	Year Term Expires
Robert M. McAlaine	2011
Scott C. Penwell	2011
Charles H. Vetterlein, Jr.	2011
Paul R. Burke	2012
Ronald L. King	2012
W. Lloyd Snyder III	2012

(c)	One additional proposal was submitted for a vote, with the following results:

	Votes For	Votes Against	Abstentions
To ratify the appointment of PricewaterhouseCoopers LLP as the company’s independent auditor for the fiscal year ending December 31, 2010	7,544,682	97,346	17,468

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

Exhibit No.	Title
31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: November 4, 2010	By:	/s/ Bruce M. Eckert
Bruce M. Eckert,
Chief Executive Officer

Dated: November 4, 2010	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Treasurer and Chief Financial Officer