Form 10-K
period 2010-12-31
Eastern Insurance Holdings, Inc.
filed 2011-03-08
CIK 1321268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant on June 30, 2010, as reported by the NASDAQ National Market, was $80,934,638.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 4, 2011
Common Stock, No Par Value	8,774,722 (Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2011 Annual Meeting of Stockholders—Part III.

Eastern Insurance Holdings, Inc. and Subsidiaries

PART I

Item 1—Business

Our History and Overview

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation insurance and reinsurance products through its direct and indirect wholly-owned subsidiaries, Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Employers Security Insurance Company (“Employers Security”), Employers Alliance, Inc. (“Employers Alliance”), Eastern Re, Ltd., S.P.C. (“Eastern Re”), and Eastern Services Corporation (“Eastern Services”), collectively referred to as the “Company”, “we” and/or “our”.

The following provides a brief description of EIHI’s direct and indirect wholly-owned subsidiaries:

•	Global Alliance is a holding company domiciled in the Commonwealth of Pennsylvania;

•

Eastern Alliance, Allied Eastern and Eastern Advantage are stock property/casualty insurance companies domiciled in the Commonwealth of Pennsylvania and, along with Employers Security, conduct business as Eastern Alliance Insurance Group (“EAIG”). The four insurance companies provide EAIG with increased underwriting flexibility through the use of a tiered rating structure;

•	Employers Security is a stock property/casualty insurance company domiciled in the State of Indiana;

•	Employers Alliance is a Pennsylvania corporation offering claims administration and risk management services to self-insured property/casualty customers;

•	Eastern Re is a segregated portfolio cell reinsurance company domiciled in the Cayman Islands; and

•	Eastern Services is a Pennsylvania corporation that provides management services to EAIG and Employers Alliance.

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”). Atlantic RE was a Cayman Islands reinsurance company formed for the purpose of transferring certain assets and liabilities related to EIHI’s run-off specialty reinsurance segment. The run-off specialty reinsurance segment reported net premiums earned totaling $1,000, $1.1 million and $9.7 million and revenue totaling 4.2 million, $1.0 million and $10.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Total revenue for the year ended December 31, 2010 excludes the loss on the sale of Atlantic RE of $14.0 million.

On June 21, 2010, EIHI completed the sale of Eastern Life and Health Insurance Company (“Eastern Life”), its group benefits insurance subsidiary. Eastern Life’s net premiums earned and revenue, prior to the sale, totaled $18.3 million and $20.6 million, respectively, for the year end December 31, 2010. Eastern Life’s net premiums earned and revenue totaled $35.9 million and $40.7 million and $36.7 million and $33.5 million, respectively, for the years ended December 31, 2009 and 2008, respectively.

On September 29, 2008, EIHI acquired all of the outstanding stock of Employers Security Holding Company and its wholly-owned subsidiaries, Employers Security and Affinity Management Services, Inc.

The Company currently operates in three business segments: workers’ compensation insurance, segregated portfolio cell reinsurance, and corporate/other. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2010, 2009 and 2008.

Overview of Business Segments

The following discussion provides information on each of our business segments:

Workers’ Compensation Insurance. The Company offers traditional workers’ compensation insurance coverage to employers, generally with 500 employees or less, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs.

Segregated Portfolio Cell Reinsurance. Workers’ compensation insurance coverage is also underwritten through the Company’s alternative markets business unit and ceded 100% to the segregated portfolio cell reinsurance segment. The Company receives a fronting fee generally based upon a percentage of direct premiums written, a segregated portfolio cell rental fee, which is also based on a percentage of direct premiums written, and fees for claims administration and risk management services. As of December 31, 2010, the segregated portfolio cells and dividend participants provided $48.6 million of irrevocable, unconditional letters of credit to secure unfunded liabilities and collateralize reserves for unpaid losses and loss adjustment expenses (“LAE”) and unearned premiums.

Corporate/Other The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the non-segregated portfolio cell reinsurance results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors. The Company cancelled the non-segregated portfolio cell reinsurance contracts in 1999 and the Company non-renewed the contract for its 10% interest in the segregated portfolio cell on a run-off basis effective April 1, 2009.

Products

Workers’ Compensation Insurance

The Company offers a complete line of workers’ compensation products including guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies, and alternative market products. Direct premiums written in the workers’ compensation insurance segment totaled $126.8 million for the year ended December 31, 2010.

•

Guaranteed cost policies. Guaranteed cost policies charge a fixed premium, which does not increase or decrease based upon loss experience during the policy period. For the year ended December 31, 2010, 56.0% of direct premiums written in the workers’ compensation insurance segment were derived from guaranteed cost policies.

•

Policyholder dividend policies. Policyholder dividend policies charge a fixed premium, but the customer may receive a dividend in the event of favorable loss experience during the policy period. Policyholder dividend plans are generally restricted to accounts with minimum annual premiums in excess of $20,000. For the year ended December 31, 2010, 12.3% of direct premiums written in the workers’ compensation insurance segment were derived from policyholder dividend policies.

•

Retrospectively-rated policies. Retrospectively-rated policies charge an initial premium that is subject to adjustment after the policy period expires, based upon the insured’s actual loss experience incurred during the policy period, subject to a minimum and maximum premium. These policies are typically subject to annual adjustment until all claims related to the policy year are closed. Retrospectively-rated policies are generally offered to employers with minimum annual premiums in excess of $150,000. For the year ended December 31, 2010, 2.3% of direct premiums written in the workers’ compensation insurance segment were derived from retrospectively-rated policies.

•

Deductible policies. Deductible policies generally result in a lower premium; however, the insured retains a greater share of the underwriting risk than under guaranteed cost or dividend paying policies, which reduces the risk to the Company and further encourages loss control practices by the insured. The policyholder is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence, subject to an aggregate retention. For the year ended December 31, 2010, 4.2% of direct premiums written in the workers’ compensation insurance segment were derived from deductible policies.

•

Alternative market products. Alternative market products are offered to individual companies, groups, and trade associations. As described above in “Overview of Business Segments—Segregated Portfolio Cell Reinsurance” a policy is issued to an insured and 100% of the premium written, less a ceding commission, is ceded to a segregated portfolio cell. For the year ended December 31, 2010, 25.2% of direct premiums written in the workers’ compensation insurance segment were derived from alternative market products.

Segregated Portfolio Cell Reinsurance

Segregated portfolio cells, or segregated cells or rent-a-captives, are all referred to as alternative market programs or products. The Company provides a variety of products to this marketplace, including program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. Direct premiums written in the segregated portfolio cell reinsurance segment totaled $28.8 million for the year ended December 31, 2010. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance and corporate/other segments totaling $4.5 million for the year ended December 31, 2010.

Marketing and Distribution

Workers’ Compensation Insurance

The Company distributes its workers’ compensation products and services primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States through a network of carefully chosen independent insurance agents. The following table provides direct premiums written, by state, for the year ended December 31, 2010 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$93,964	74.1%
Indiana	11,515	9.1%
North Carolina	6,487	5.1%
Virginia	6,121	4.8%
Maryland	3,481	2.8%
Delaware	1,691	1.3%
Other	3,584	2.8%

Total	$126,843	100.0%

The Company has its greatest agency representation and largest workers’ compensation premium volume in central Pennsylvania.

The Company’s agents are compensated through a fixed base commission plan with an opportunity for profit sharing depending on the agent’s premium volume and loss experience.

The Company proactively manages its valued relationships with agents through a detailed management process. The process is driven by regular interaction and strong relationships between senior management of the Company and the principals of each agent. The primary components of the agency management process are as follows:

•

The Company carefully selects agents through a process that assesses financial results, market potential, business philosophy and reputation of the agent and its staff. Senior management of the Company approves all agent appointments following extensive meetings with the agent’s principals. Following the agreement to appoint, the Company’s Senior Vice President of Marketing and Field Operations and other key personnel conduct a formal orientation process focusing on the Company’s workers’ compensation products and services, dedicated service team and the joint business objectives of the Company and the agent.

•

The Company’s senior management team conducts annual business planning meetings with the agents’s principals to mutually agree upon the agent’s financial goals for the following year. Senior management and the underwriting staff conduct regular visits to monitor results and build relationships.

•

The Company has established an Agency Advisory Council to promote an active dialogue between the Company and its agents. The Agency Advisory Council is comprised of experienced insurance agency professionals. The Council meets twice a year to discuss such topics as market conditions, customer service, products, competition and areas of opportunity. In addition to the Agency Advisory Council, the Company has established a Select Business Focus Group with its agents. This group meets once a year to concentrate on issues that impact small workers’ compensation clients (under $20,000 in annual premium).

•	Agency management reports are distributed on a monthly basis, providing the agent with the data necessary to manage its relationship with the Company.

The Company attempts to optimize the franchise value of a workers’ compensation agency appointment by limiting the number of appointments in identified marketing territories. As a result of this agency management strategy, the average direct premiums written per agency contract was $1.2 million for the year ended December 31, 2010.

The Company’s ten largest agents in its workers’ compensation insurance segment accounted for 57.1% of its direct premiums written for the year ended December 31, 2010. The Company’s two largest agents, The Alliance of Central PA, Inc. and E.K. McConkey, accounted for 11.4% and 10.3% of its direct premiums written, respectively, for the year ended December 31, 2010. These agents are subject to the terms and conditions of the Company’s Agency Agreement, which sets forth binding authority, premium remittance and collection and termination provisions, among other things. No other agent accounted for more than 10.0% of the Company’s direct premiums written in its workers’ compensation insurance segment for the year ended December 31, 2010.

Segregated Portfolio Cell Reinsurance

The distribution of policies that may be submitted for consideration for reinsurance are substantially the same as that of the workers’ compensation insurance segment. The Company’s independent agents market the products to potential customer groups within the Company’s geographic target markets.

Underwriting, Risk Management and Pricing

Workers’ Compensation Insurance

The Company’s workers’ compensation insurance segment is committed to an individual account underwriting strategy that is focused on selecting quality accounts. The goal of the workers’ compensation underwriting professionals is to select a diverse book of business with respect to risk classification, hazard level and geographic location. The Company expects to remain a rural underwriter focusing on territories, accounts and agencies that generate acceptable underwriting margins.

The workers’ compensation underwriting strategy is focused on accounts with strong return to work and safety programs and low to middle hazard levels such as clerical office, light manufacturing, healthcare, auto dealers and service industries.

For the year ended December 31, 2010, the average annual workers’ compensation traditional premium per policy was $17,672.

Within the workers’ compensation underwriting operation, the Company operates a risk management unit, which delivers loss consulting services to the Company’s underwriters, agents and policyholders. The objective of the risk management operation is to protect the Company from catastrophic loss, reduce claims frequency and provide value added consulting services to policyholders. These services are provided at no additional cost to the policyholder. The quality of the services differentiates the Company’s workers’ compensation offerings from its competitors. The risk management unit also provides risk pre-screening in support of the underwriting selection process.

Segregated Portfolio Cell Reinsurance

Underwriting and risk management services for the segregated portfolio cell reinsurance segment are substantially the same as the workers’ compensation insurance segment, although a separate alternative markets unit has been formed for the delivery of services on a group program basis. The independent agents’ knowledge of the Company’s workers’ compensation product offerings is an important component in the offering of different product proposals to customers, including the alternative market option. After successful completion of the underwriting process, if the risk is deemed to be an appropriate candidate for the alternative market, the risk is submitted for consideration of intercompany reinsurance. In general, a pool of risks such as a trade group, or for similarly situated customers of an agency, are most appropriate for submission to the alternative markets unit. If a pool of risks is accepted, reinsurance agreements and dividend participant agreements are executed, external reinsurance is bound and a segregated portfolio cell is established and presented to the Cayman Islands Monetary Authority for approval.

Claims

Workers’ Compensation Insurance

Workers’ compensation claims management focuses on early intervention and aggressive disability management, utilizing the professional services of third-party medical case managers to supplement the expertise of in-house claims professionals when appropriate.

The Company believes in thorough education of its insureds and their employees regarding the workers’ compensation law and workplace safety. The Company utilizes frequent communication with all parties as a means to maintain control of claims and to minimize the influence of factors that increase costs such as attorney involvement and “doctor shopping.” The Company provides assistance and support to its insureds in the implementation of physician panels and return to work programs.

The Company utilizes strategic vendor relationships rather than in-house personnel for services such as legal representation, private investigation, vocational rehabilitation and medical case management.

Medical cost management initiatives have been implemented with strategic vendors to reduce claim costs. Medical cost management services include catastrophic medical management, medical case management, preferred provider networks, physical therapy networks and a prescription drug program.

The Company attempts to aggressively achieve final resolution of and close claims from prior accident years as expeditiously as possible. The table below shows the total number of workers’ compensation claims received and open and closed claims, by accident year, as of December 31, 2010.

Traditional Business

(Exclusive of Alternative Markets)

Open Lost Time Claims (1)

Accident Year	Total Claims	Open	Closed	% Closed	Open Reinsured Claims
1994	1	—	1	100.0%	—
1995	18	—	18	100.0%	—
1996	342	—	342	100.0%	—
1997	430	1	429	99.8%	1
1998	567	2	565	99.6%	1
1999	798	—	798	100.0%	—
2000	1,503	2	1,501	99.9%	2
2001	1,947	5	1,942	99.7%	2
2002	1,194	4	1,190	99.7%	3
2003	825	5	820	99.4%	2
2004	1,137	12	1,125	98.9%	4
2005	1,141	14	1,127	98.8%	2
2006	1,355	18	1,337	98.7%	2
2007	1,432	47	1,385	96.7%	2
2008	1,501	88	1,413	94.1%	5
2009	1,497	206	1,291	86.2%	1
2010	1,595	754	841	52.7%	4

	17,283	1,158	16,125	93.3%	31

(1)	Excludes claims for medical only claims because such claims are opened and closed in a short period of time.

The table below shows the number of open lost time claims for accident years 2009 and prior as of December 31, 2010 and 2009:

Traditional Business

(Exclusive of Alternative Markets)

Open Lost Time Claims (1)

Accident Year	12-31-10 Open	12-31-09 Open	2009 and Prior Claims Closed During 2010	% of 2009 Open Claims Closed During 2010
1997	1	1	—	0.0%
1998	2	1	(1)	-100.0%
1999	—	2	2	100.0%
2000	2	6	4	66.7%
2001	5	5	—	0.0%
2002	4	5	1	20.0%
2003	5	7	2	28.6%
2004	12	13	1	7.7%
2005	14	21	7	33.3%
2006	18	33	15	45.5%
2007	47	79	32	40.5%
2008	88	173	85	49.1%
2009	206	536	330	61.6%

	404	882	478	54.2%

(1)	Excludes claims for medical only claims because such claims are opened and closed in a short period of time.

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

Reinsurance does not legally discharge the Company from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the Company to the extent of the coverage ceded. As of December 31, 2010, the Company’s reinsurance recoverables, by segment, were as follows (in thousands):

Segment	Amount
Workers’ compensation insurance	$8,792
Segregated portfolio cell reinsurance	3,493

Total	$12,285

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

The following table sets forth the amounts recoverable from reinsurers for the workers’ compensation insurance segment as of December 31, 2010 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating	Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$4,531	A	3.3%	36.9%
Aspen Insurance UK, Ltd.	2,655	A	2.0%	21.6%
Swiss Reinsurance America Corporation	629	A	0.5%	5.1%
Alterra Insurance Ltd. (Max Bermuda, Ltd).	251	A	0.2%	2.0%
General Reinsurance Corporation	247	A++	0.2%	2.0%
Catalina London, Ltd.	232	NR-3(1)	0.2%	1.9%
Reliastar Life Insurance Company.	207	A	0.1%	1.7%
Alea Bermuda, Ltd.	24	NR-3(1)	0.0%	0.2%
St. Paul Reinsurance Company Ltd.	16	NR-3(1)	0.0%	0.1%

	$8,792		6.5%	71.5%

(1)	Rating assigned to companies that are not rated by A.M. Best.

Segregated Portfolio Cell Reinsurance

Intercompany Reinsurance Structure. Intercompany reinsurance agreements are the mechanisms by which premiums paid by alternative markets customers are ceded to the segregated portfolio cells. Each segregated portfolio cell has the following reinsurance agreements:

•

100% Quota Share Reinsurance Agreements—Under this reinsurance agreement, all premiums received from the specific customer are ceded to the respective segregated portfolio cell, net of a ceding commission. As with any reinsurance arrangement, the ultimate liability for the payment of claims resides with the primary insurance company. The ceding commission paid by the segregated portfolio cell consists of charges customary to such arrangements including fronting fees, external reinsurance, agent’s commissions, premium taxes and assessments, claims administration and risk management services and segregated portfolio cell rental fees. In addition, the ceding commission includes the risk assumed under the aggregate excess reinsurance agreement described directly below.

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

In addition to the reinsurance coverage on the segregated portfolio cell business, the dividend participants of each segregated portfolio cell provide a letter of credit to the Company that is equal to the difference between the loss fund (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. This is sometimes called the GAP, or unfunded liability. As an example, if a program has $1.0 million of assumed premiums, a 40% ceding commission and a 90% aggregate attachment point, the letter of credit amount is $300,000 calculated as follows:

Aggregate attachment point ($1,000,000 x .90)	$900,000
Loss fund ($1,000,000 – ($1,000,000 x .40))	$600,000
GAP	$300,000

The difference between the premium and the ceding commission is deposited in each respective segregated portfolio cell’s Cayman Island bank account to create the loss fund.

The following table sets forth the amounts recoverable from reinsurers for the segregated portfolio cell reinsurance segment as of December 31, 2010 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating	Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$2,046	A	1.5%	16.7%
Aspen Insurance UK, Ltd.	1,185	A	0.9%	9.6%
Catalina London, Ltd.	252	NR-3(1)	0.2%	2.1%
St. Paul Reinsurance Company Ltd.	10	NR-3(1)	0.0%	0.1%

	$3,493		2.6%	28.5%

(1)	Rating assigned to companies that are not rated by A.M. Best.

Loss and LAE Reserves

The Company estimates its reserves for unpaid losses and LAE as of the balance sheet date. The adequacy of the Company’s reserves is inherently uncertain and represents a significant risk to the business. The Company attempts to mitigate the uncertainty inherent in its reserves by continually reviewing loss cost trends, attempting to set premium rates that are adequate to cover anticipated future costs, and by professionally managing its claims administration function. Additionally, the Company attempts to minimize the estimation risk inherent in its reserves by employing actuarial techniques on a quarterly basis. Significant judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given as to whether the ultimate liability for unpaid losses and LAE will be more or less than the Company’s current estimates. While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2010 are reasonable, the ultimate net liability may differ materially from the amount provided.

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the years ended December 31, 2010, 2009 and 2008. The 2008 activity related to Employers Security’s reserves for unpaid losses and LAE is for the period from October 1, 2008 to December 31, 2008 (in thousands).

	2010	2009	2008
Balance, beginning of period	$89,509	$86,993	$70,569
Reinsurance recoverables on unpaid losses and LAE	8,512	7,835	4,742

Net balance, beginning of period	80,997	79,158	65,827
Net reserves acquired as a result of acquisition	—	—	7,004
Purchase accounting adjustments on acquisition date	—	—	537
Incurred related to:
Current year	77,019	64,108	53,544
Prior year	780	(4,836)	(3,255)

Total incurred before purchase accounting adjustments	77,799	59,272	50,289
Purchase accounting adjustments	(225)	(506)	(572)

Total incurred	77,574	58,766	49,717
Paid related to:
Current year	30,755	22,369	18,431
Prior year	39,717	34,558	25,496

Total paid	70,472	56,927	43,927

Net balance, end of period	88,099	80,997	79,158
Reinsurance recoverables on unpaid losses and LAE	7,864	8,512	7,835

Balance, end of period	$95,963	$89,509	$86,993

Incurred losses by segment were as follows for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$59,819	$19,767	$79,586
Current period discount	(1,901)	(666)	(2,567)
Prior year, gross of discount	—	(1,432)	(1,432)
Accretion of prior period discount	1,562	650	2,212

Total incurred before purchase accounting adjustments	59,480	18,319	77,799
Purchase accounting adjustments	(204)	(21)	(225)

Total incurred	$59,276	$18,298	$77,574

Incurred losses by segment were as follows for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$48,325	$17,773	$66,098
Current period discount	(1,343)	(647)	(1,990)
Prior year, gross of discount	(3,749)	(2,753)	(6,502)
Accretion of prior period discount	1,075	591	1,666

Total incurred before purchase accounting adjustments	44,308	14,964	59,272
Purchase accounting adjustments	(465)	(41)	(506)

Total incurred	$43,843	$14,923	$58,766

Incurred losses by segment were as follows for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$39,880	$15,274	$55,154
Current period discount	(1,078)	(532)	(1,610)
Prior year, gross of discount	(2,703)	(1,960)	(4,663)
Accretion of prior period discount	928	480	1,408

Total incurred before purchase accounting adjustments	37,027	13,262	50,289
Purchase accounting adjustments	(492)	(80)	(572)

Total incurred	$36,535	$13,182	$49,717

For the years ended December 31, 2010, 2009 and 2008, the Company increased (decreased) its workers’ compensation insurance and segregated portfolio cell reinsurance reserves for unpaid losses and LAE, including the accretion of prior period discount, by the following amounts (in thousands):

	2010	2009	2008
Workers’ compensation insurance	$1,562	$(2,674)	$(1,775)
Segregated portfolio cell reinsurance	(782)	(2,162)	(1,480)

Total	$780	$(4,836)	$(3,255)

Workers’ Compensation Insurance

For the years ended December 31, 2010, 2009 and 2008, the Company increased (decreased) its workers’ compensation insurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2010	2009	2008
2009	$—	$—	$—
2008	—	—	—
2007	—	(1,170)	(1,203)
2006	—	(1,504)	(400)
2005	—	—	(650)
2004	—	(250)	(200)
2003	—	(325)	(100)
2002	—	(500)	—
2001 and prior	—	—	(150)

Total before discount accretion	—	(3,749)	(2,703)
Discount accretion	1,562	1,075	928

Total	$1,562	$(2,674)	$(1,775)

For the year ended December 31, 2010, the Company did not recognize any development on prior accident year workers’ compensation reserves.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year workers’ compensation reserves of $3.7 million, representing 6.8% of the Company’s estimated workers’ compensation reserves as of December 31, 2008 and 5.1% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2009. The favorable development arose primarily from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs. Furthermore, the Company was able to settle a large amount of Pennsylvania claims via compromise and release, which is a lump sum cash payment in exchange for a full and final claim settlement. Management attributes the large amount of compromise and release claim closures to the difficult economic conditions and the claimants’ choosing a lump sum cash settlement over the continuation of a workers’ compensation annuity payment.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year workers’ compensation reserves of $2.7 million, representing 6.3% of the Company’s estimated workers’ compensation reserves as of December 31, 2007 and 4.1% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2008. The favorable development arose primarily from accident year 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting the continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs and an improved economy in the Company’s underwriting territories during the first nine months of 2008.

Segregated Portfolio Cell Reinsurance

For the years ended December 31, 2010, 2009 and 2008, the Company increased (decreased) its segregated portfolio cell reinsurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2010	2009	2008
2009	$(1,372)	$—	$—
2008	(418)	(1,506)	—
2007	423	(247)	(1,011)
2006	(12)	(663)	(1,023)
2005	103	76	402
2004	(124)	(268)	(232)
2003	(51)	68	(47)
2002	(10)	(24)	(26)
2001 and prior	29	(189)	(23)

Total before discount accretion	(1,432)	(2,753)	(1,960)
Discount accretion	650	591	480

Total	$(782)	$(2,162)	$(1,480)

The Company estimates and records reserves for its segregated portfolio cell reinsurance segment in the same manner as for its workers’ compensation insurance segment. Furthermore, the Company’s underwriting, claim administration and risk management services are consistent between its workers’ compensation insurance and segregated portfolio cell reinsurance segments. This is because the workers’ compensation insurance and segregated portfolio cell reinsurance segments derive their books of business from the same general business demographics and geography. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

For the year ended December 31, 2010, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $1.4 million, representing 5.6% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2009 and 5.8% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2009. The favorable development arose primarily from accident years 2008 and 2009, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The unfavorable development recorded in 2010 related to accident year 2007 was driven by limited return to work options in one specific segregated portfolio cell program.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.8 million, representing 12.6% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2008 and 11.1% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2008. The favorable development arose primarily from accident years 2006 and 2008, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.0 million, representing 9.4% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2007 and 8.4% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2008. The favorable development arose primarily from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs and an improved economy in the Company’s underwriting territories during the first nine months of 2008.

The analysis in the following table presents the development of the Company’s reserves for unpaid losses and LAE from December 31, 2000 to December 31, 2010 for both workers’ compensation and segregated portfolio cell insurance segments. The first line in the table shows the reserves for unpaid losses and LAE, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of losses and LAE, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The next section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or unfavorable development of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative, the estimated favorable or unfavorable development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over- or under-estimated. The “cumulative redundancy/(deficiency)” is as of December 31, 2010, which represents the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate (in thousands).

	As of December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Reserves for unpaid losses and LAE, net of reinsurance	$5,025	$10,352	$18,995	$35,372	$50,258	$54,610	$62,863	$63,726	$77,090	$79,442	$86,906
Cumulative amount of liability paid through:
One year later	4,152	8,399	12,595	16,954	18,403	19,386	21,424	25,664	34,737	39,297	—
Two years later	7,249	13,465	20,609	25,590	27,612	28,171	32,792	40,100	51,284	—	—
Three years later	9,325	16,369	24,154	29,299	31,982	33,080	39,352	46,854	—	—	—
Four years later	9,907	17,550	25,433	30,580	33,336	35,830	41,593	—	—	—	—
Five years later	10,238	17,932	25,764	31,123	34,369	37,038	—	—	—	—	—
Six years later	10,312	18,046	25,825	31,430	34,596	—	—	—	—	—	—
Seven years later	10,314	18,093	25,868	31,469	—	—	—	—	—	—	—
Eight years later	10,356	17,999	25,933	—	—	—	—	—	—	—	—
Nine years later	10,241	18,042	—	—	—	—	—	—	—	—	—
Ten years later	10,240	—	—	—	—	—	—	—	—	—	—

Liability estimated as of:
One year later	8,551	15,394	26,511	37,625	43,208	49,301	52,791	60,491	72,216	80,220	—
Two years later	10,131	18,208	27,993	36,038	41,797	42,940	51,223	56,054	72,711	—	—
Three years later	10,563	18,897	27,848	35,358	39,392	42,327	48,507	56,489	—	—	—
Four years later	10,760	18,892	27,942	34,347	38,789	41,266	48,768	—	—	—	—
Five years later	10,799	18,834	27,670	34,061	37,582	41,320	—	—	—	—	—
Six years later	10,725	18,951	27,484	33,199	37,498	—	—	—	—	—	—
Seven years later	10,767	18,784	26,843	33,218	—	—	—	—	—	—	—
Eight years later	10,626	18,482	26,904	—	—	—	—	—	—	—	—
Nine years later	10,433	18,527	—	—	—	—	—	—	—	—	—
Ten years later	10,456	—	—	—	—	—	—	—	—	—	—
Cumulative total (deficiency) redundancy	$(5,431)	$(8,175)	$(7,909)	$2,154	$12,760	$13,290	$14,095	$7,237	$4,379	$(778)	$—

Gross liability—end of year	5,725	10,540	20,361	37,455	53,108	60,430	67,232	68,468	84,925	87,650	94,771
Reinsurance recoverables	700	188	1,366	2,083	2,850	5,820	4,369	4,742	7,835	8,208	7,865

Net liability—end of year	$5,025	$10,352	$18,995	$35,372	$50,258	$54,610	$62,863	$63,726	$77,090	$79,442	$86,906

Gross re-estimated liability—latest	12,988	21,465	31,469	38,189	43,605	48,661	56,188	63,300	82,158	87,718
Re-estimated reinsurance recoverables—latest	2,532	2,938	4,565	4,971	6,107	7,341	7,420	6,811	9,447	7,498

Net re-estimated liability—latest	$10,456	$18,527	$26,904	$33,218	$37,498	$41,320	$48,768	$56,489	$72,711	$80,220

Gross cumulative (deficiency) redundancy	$(7,263)	$(10,925)	$(11,108)	$(734)	$9,503	$11,769	$11,044	$5,168	$2,767	$(68)

(1)	The reserves for unpaid losses and LAE as of December 31, 2010, 2009, 2008, 2007 and 2006 are reflected before the impact of purchase accounting adjustments of $330, $537, $1,037, $1,049 and $1,895, respectively.
(2)	The above table excludes reserves for unpaid losses and LAE of $862 as of December 31, 2010 related to the Company’s previous run-off specialty reinsurance segment that is now reported in the corporate/other segment.

A.M. Best Rating

A.M. Best rates insurance companies based on factors of concern to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, its book of business, the adequacy and soundness of its reinsurance programs, the quality and estimated fair value of its investments, the adequacy of its reserves and surplus, its capital structure, the experience and competence of its management, and its marketing presence. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to its policyholders. Their evaluation is not directed at investors. As of December 31, 2010, Eastern Alliance Insurance Group had

a financial strength rating of “A” (Excellent) with a stable outlook. An “A” (Excellent) financial strength rating is the third highest out of 16 rating classifications. Eastern Re had a financial strength rating of “A-” (Excellent) with a stable outlook. An “A-” (Excellent) financial strength rating is the fourth highest out of 16 rating classifications.

The financial strength ratings assigned by A.M. Best to the Company’s insurance subsidiaries are subject to periodic review and may be upgraded or downgraded by A.M. Best as a result of changes in the views of the rating agency or positive or adverse developments in the insurance subsidiaries’ financial conditions or results of operations.

Competition

The Company’s ability to compete successfully in its principal markets is dependent upon a number of factors, many of which are outside its control. Workers’ compensation insurance is subject to significant price competition. In addition to price, competition in the workers’ compensation line of business is based on quality of the products, quality and delivery of service, financial strength, ratings, distribution systems and technical expertise.

The property and casualty insurance market is highly competitive. The Company competes with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. The Company considers its principal competitors to be Old Republic Insurance Company, Travelers Insurance, Liberty Mutual Insurance Company, Erie Insurance Group, Guard Insurance Group, Penn National Insurance Company, Selective Insurance Group, Cincinnati Insurance Company, Lackawanna Insurance Group, Accident Fund Insurance Company of America, and the Highmark Casualty Insurance Company.

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

The Company evaluates the performance of its investments through the use of various industry benchmarks. Benchmarks have been selected for each investment manager and/or portfolio and are reviewed on a quarterly basis by management and the Company’s Finance/Investment Committee. For the year ended December 31, 2010, the Company’s taxable equivalent total return, net of management fees, was 6.11%, compared to the composite benchmark return of 7.72%.

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

The Company’s other long-term investments include interests in various limited partnerships. The Company accounts for its limited partnership investments under the equity method, with changes in the Company’s interest in the limited partnerships recorded in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

The following table sets forth consolidated information concerning the Company’s investments as of December 31, 2010 and 2009 (in thousands).

	As of December 31,
	2010		2009
	Amortized Cost or Cost	Estimated Fair Market Value	Amortized Cost or Cost	Estimated Fair Market Value
U.S. Treasuries and government agencies	$22,775	$23,344	$17,387	$17,733
State, Municipalities and political subdivisions	31,282	32,621	36,609	38,409
Corporate securities	36,462	37,468	38,150	39,814
Residential mortgage-backed securities	25,474	25,759	11,059	11,413
Commercial mortgage-backed securities	272	289	2,922	2,955
Collateralized mortgage obligations	7,177	7,220	5,382	5,248
Other structured securities	759	773	390	331

Total fixed income securities	124,201	127,474	111,899	115,903

Equity securities	17,002	20,880	13,104	15,946
Convertible bonds	16,481	18,140	3,641	4,134
Other long-term investments	10,271	11,435	7,879	8,197

Total investments	$167,955	$177,929	$136,523	$144,180

Other structured securities include other asset-backed securities collateralized by home equity loans, auto loan receivables and manufactured homes.

As of December 31, 2010 and 2009, the estimated fair values of the Company’s other long-term investments, by investment strategy, were as follows (in thousands):

	2010	2009
Multi-strategy fund of funds	$5,351	$3,923
Natural resources	2,515	1,291
Structured finance opportunity fund	2,892	2,410
Open-ended investment fund	629	573
Real estate	48	—

Total	$11,435	$8,197

The gross unrealized losses and estimated fair value of fixed income securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security is in a continuous unrealized loss position as of December 31, 2010 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$860	$(6)	$—	$—	$860	$(6)
States, municipalities, and political subdivisions	5,914	(89)	—	—	5,914	(89)
Corporate securities	2,508	(25)	—	—	2,508	(25)
Residential mortgage-backed securities	10,921	(130)	—	—	10,921	(130)
Collateralized mortgage obligations	1,700	(19)	722	(55)	2,422	(74)
Other structured securities	446	(4)	—	—	446	(4)

Total fixed income securities	$22,349	$(273)	$722	$(55)	$23,071	$(328)

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

As of December 31, 2010, the Company held 51 fixed income securities with gross unrealized losses totaling $328,000. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of December 31, 2010.

For the years ended December 31, 2010, the Company recorded other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, totaling $6,000. The impairment related to a fixed income security for which management determined a credit loss had occurred. There were no other-than-temporary impairments related to the Company’s equity securities.

As of December 31, 2010, the Company held asset-backed securities with an estimated fair value of $34.0 million. The types of underlying assets collateralizing these securities, the weighted average issuance date, average credit rating and the estimated fair values as of December 31, 2010 are as follows:

Asset Type	Weighted Average Year of Issuance	Weighted Average Credit Rating	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	2009	AAA	$25,759
Collateralized mortgage obligations (CMO)	2007	AA	7,220
Commercial mortgage-backed securities (CMBS)	2005	AAA	289
Sub-prime home equity loans	2002	B–	316
Auto loan receivables	2010	AAA	446
Manufactured homes	1996	AAA	11

Total			$34,041

The Company held 39 RMBS securities as of December 31, 2010, all of which were rated AAA. These securities were all issued by government agencies.

The Company held 21 CMO securities as of December 31, 2010 all of which were rated AAA, except for two securities with a CC rating. The amortized cost and estimated fair value of the two CC-rated securities totaled $777,000 and 722,000 as of December 31, 2010, respectively.

The Company held 6 CMBS securities as of December 31, 2010, all of which were rated AAA.

The Company held 2 sub-prime home equity loan securities as of December 31, 2010, one rated BBB+ and the other rated CCC.

The Company held one security collateralized by auto loan receivables and one security collateralized by manufactured home loans. These securities were both rated AAA.

As of December 31, 2010, the Company held insurance enhanced securities, net of pre-refunded municipal bonds that are escrowed in U.S. government obligations, with an estimated fair value of $16.5 million, which represents approximately 9.2% of the Company’s total investments as of December 31, 2010. Municipal bonds made up 100% of the insurance enhanced securities.

The following table provides a breakdown of the ratings for these insurance enhanced securities, net of pre-refunded municipal bonds, with and without insurance (in thousands):

Ratings	Ratings With Insurance	Ratings Without Insurance
AAA	$2,147	$2,147
AA	13,607	12,630
A	702	1,679

Total	$16,456	$16,456

These securities had an average credit rating of AA+ as of December 31, 2010 (average credit rating of AA without the benefit of insurance).

The Company’s indirect exposure to third party insurers, by percent of estimated fair value as of December 31, 2010 was as follows:

Insurer	Percentage of Estimated Fair Value
Assured Guaranty Municipal Corporation	41.6%
National Re	33.7%
National Re FGIC	12.0%
AMBAC Financial Group, Inc.	9.7%
Financial Guaranty Insurance Company	1.8%
XLCA	1.2%

Total	100.0%

The following table shows the ratings distribution of the Company’s fixed income securities and convertible bonds, excluding fixed income securities of the segregated portfolio cell reinsurance segment, as a percentage of the estimated fair value of the fixed income portfolio as of December 31, 2010 (dollars in thousands).

	Total	Percentage of Estimated Fair Value
“AAA”	$71,316	57.5%
“AA”	23,395	18.8%
“A”	14,893	12.0%
“BBB”	7,324	5.9%
Below Investment Grade	7,224	5.8%

Total	$124,152	100.0%

Note: The Company has excluded the segregated portfolio cell reinsurance segment’s investment credit ratings from the above table because management believes the exclusion of the credit ratings of the segregated portfolio cell reinsurance segment’s fixed income securities provides a more transparent understanding of the underlying risk in the Company’s fixed income portfolio.

The amortized cost and estimated fair value of fixed income securities and convertible bonds as of December 31, 2010, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties (in thousands).

	Amortized Cost	Estimated Fair Value
Less than one year	$6,189	$6,378
One through five years	65,772	67,992
Five through ten years	18,717	19,837
Greater than ten years	17,081	18,139
Mortgage-backed securities	32,923	33,268

Total	$140,682	$145,614

Company Web Sites

The Company operates two Web sites. The Company’s Corporate Web site (www.eihi.com) provides investor relations information and news. EAIG’s Web site (www.eains.com) provides information and news regarding workers’ compensation products and services, in addition to secured content accessible to agents and insureds. The secured sections include a risk management library that allows EAIG’s risk management personnel to disseminate safety information quickly and effectively to agents and insureds.

Employees

As of December 31, 2010, the Company had 171 employees. The Company’s employees are not represented by a union. The Company considers its relationship with its employees to be excellent.

Regulation

General

Insurance companies are subject to supervision and regulation in the jurisdictions in which they conduct business. Insurance authorities in each jurisdiction have broad administrative powers to administer statutes and regulations with respect to all aspects of the insurance business, including:

•	licensing of insurers and their agents;

•	approval of policy forms and premium rates;

•	mandating certain insurance benefits;

•	standards of solvency, including establishing statutory and risk-based capital requirements for statutory surplus;

•	classifying assets as admissible for purposes of determining statutory surplus;

•	regulating unfair trade and claim practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	restrictions on the nature, quality and concentration of investments;

•	assessments by guaranty and other associations;

•	restrictions on the ability of insurance companies to pay dividends;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on acquisitions and dispositions of insurance companies;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of insurance company operations and finances;

•	reviewing claims administration practices;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premiums, losses and other purposes.

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

Examinations

Examinations of EIHI’s insurance subsidiaries are conducted by the domiciliary insurance department every three to five years. The Pennsylvania Insurance Department’s most recent examinations of Eastern Alliance and Allied Eastern for which a report was issued were as of December 31, 2006. The Indiana Insurance Department is in the process of completing an examination of Employers Security as of December 31, 2009. The final examination report is expected to be issued in March 2011. These examinations did not result in any adjustments to the financial position of the insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the Company’s operations. The Pennsylvania Insurance Department conducted an organizational examination of Eastern Advantage as of October 24, 2007.

Risk-Based Capital Requirements

Pennsylvania and Indiana impose the NAIC risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio.

Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business and other relevant risks as are set forth in the risk-based capital instructions. As of December 31, 2010, the capital levels of EIHI’s insurance subsidiaries exceeded risk-based capital requirements.

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

All of these factors are difficult to predict and many are beyond our control. These important factors include those discussed under “Risk Factors” and those listed below:

•	the ability to carry out our business plans;

•	future economic conditions in the regional and national markets in which we compete that are less favorable than expected;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the states in which we do business;

•	the ability to obtain licenses and enter new markets successfully and capitalize on growth opportunities either through mergers or the expansion of our agency network;

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

Our growth strategy includes enhancing our market share in our existing markets, entering new geographic markets, introducing new insurance products and programs, further developing our agency relationships, and pursuing merger and acquisition opportunities. Our strategy is subject to various risks, including risks associated with our ability to:

•	identify profitable new geographic markets to enter;

•	obtain licenses in new states in which we wish to market and sell our products;

•	successfully implement our underwriting, pricing, claims management, and product strategies over a larger operating region;

•	properly design and price new and existing products and programs and reinsurance facilities;

•	identify, train and retain qualified employees;

•	identify, recruit and integrate new independent agents;

•	formulate and execute a merger and acquisition strategy; and

•	augment our internal monitoring and control systems as we expand our business.

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

We are subject to credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. The Company had net reinsurance recoverables of $12.3 million as of December 31, 2010. For example, some of our reinsurers have been adversely impacted by the current economic environment and deterioration in the investment markets and, as a result, have been downgraded by A.M. Best, which could negatively impact the reinsurers’ results of operations or financial condition. If our reinsurers are not capable of fulfilling their financial obligations to us, including the inability to secure the necessary collateral provided under the reinsurance agreements, our insurance losses would increase, which would negatively affect our financial condition and results of operations.

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. As of December 31, 2010, the Company had investments of $177.9 million. For the year ended December 31, 2010, the Company had $3.4 million of net investment income, representing 2.9% of its total revenues. Our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. In particular, an unexpected increase in the volume or severity of claims may force us to liquidate securities, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

Our fixed income securities include investments in state and municipal bonds with an estimated fair value of $32.6 million as of December 31, 2010. Most states and many municipalities are experiencing financial difficulties and budget deficits as a result of the current economic environment and, as a result, the risks associated with our state and municipal bond portfolio have increased. Negative publicity surrounding state and municipality bond issues has resulted in reduced liquidity in the state and municipal bond market. The reduced market liquidity, as well as rising interest rates, has negatively impacted the estimated fair value of state and municipal bonds. If the liquidity in the state and municipal bond market does not improve, or worsens, the estimated fair value of the Company’s state and municipal bonds could decline further. Furthermore, the Company may experience an other-than-temporary impairment if a state or municipality in which the Company has an investment defaults on its obligations under the terms of the bond.

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

As of December 31, 2010, MBSs, including CMOs, constituted 18.7% of the market value of the Company’s investment portfolio. MBSs and CMOs are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and/or refinanced by the borrowers in order to take advantage of lower interest rates. MBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of prepayments. In addition, during such periods, we generally will be unable to reinvest the proceeds of any prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases, and we may receive interest payments that are below the then prevailing interest rate for longer than expected. MBSs that have an amortized cost that is less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.

Our insurance subsidiaries are regulated by government agencies in the states in which we conduct business, and we must comply with a number of state and federal laws and regulations. Most insurance regulations are intended to protect the interests of insureds rather than those of shareholders and other investors.

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

Competition in these markets is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies and the experience of the insurer in the line of insurance to be written. The Company’s insurance subsidiaries compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Our principal competitors in the workers’ compensation insurance market include Old Republic Insurance Company, Travelers Insurance, Liberty Mutual Insurance Company, Erie Insurance Group, Guard Insurance Group, Penn National Insurance Company, Selective Insurance Group, Cincinnati Insurance Company, Lackawanna Insurance Group, Accident Fund Insurance Company of America, and Highmark Casualty Insurance Company. The workers’ compensation line of insurance is subject to significant price competition. If competitors price their products aggressively, our ability to grow or renew our business may be adversely affected. We pay agents on a commission basis to produce business. Some competitors may offer higher commissions to independent agents or offer insurance at lower premium rates through the use of salaried personnel or other distribution methods that do not rely on independent agents. Increased competition could adversely affect our ability to attract and retain business and thereby reduce our profits from operations.

We could be adversely affected by the loss of our key personnel.

The success of our business is dependent, to a large extent, on the efforts of certain key personnel, in particular, Michael L. Boguski, our President and Chief Executive Officer, Kevin M. Shook, our Executive Vice President, Treasurer and Chief Financial Officer, Robert A. Gilpin, our Senior Vice President of Marketing and Field Operations, and Suzanne M. Emmet, our Senior Vice President of Claims and Corporate Compliance. We have employment agreements with each of Messrs. Boguski, Shook, Gilpin, and Ms. Emmet, which contain covenants not to compete. We do not maintain key man life insurance on any of these executives. The loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. The current market for qualified insurance personnel is highly competitive.

Our results of operations may be adversely affected by any loss of business from key agents and by the creditworthiness of our agents.

Our products are marketed by independent agents. Other insurance companies compete with the Company for the services and allegiance of these agents. Because they are independent, these agents are not obligated to direct business to the Company and may choose to direct business to our competitors, or may direct less desirable risks to us. The Company’s ten largest agents in its workers’ compensation insurance segment accounted for 57.1% of its direct premiums written for the year ended December 31, 2010. The Company’s two largest agents, The Alliance of Central PA, Inc. and E. K. McConkey, accounted for 11.4% and 10.3% of direct premiums written, respectively, for the year ended December 31, 2010. No other agent accounted for more than 10.0% of direct premiums written in the Company’s workers’ compensation insurance segment for the year ended December 31, 2010. If premium volume produced by any of the Company’s large agents were to decrease significantly, it would have a material adverse effect on us.

In addition, in accordance with industry practice, our customers sometimes pay the premiums for their policies to agents for payment to us. These premiums are considered paid when received by the agent and, thereafter, the customer is no longer liable to us for those amounts, whether or not we have actually received the premiums from the agent. Consequently, we assume a degree of credit risk associated with our reliance on agents in connection with the collection of insurance premiums.

If we are unable to collect receivables created as a result of our sale of Atlantic RE and Eastern Life, we could recognize a loss.

In connection with the sale of Atlantic RE, a portion of the purchase price consisted of a contingent profit commission of $3.0 million, payable upon the earlier of extinguishment of all Atlantic RE’s reinsurance obligations, commutation of those obligations, or ten years from the date of closing (December 9, 2020). The amount of the contingent profit commission is based upon the adequacy of the Company’s loss and LAE reserves as of September 30, 2010 compared to a predetermined targeted amount of loss and LAE reserves. The Company has recorded a receivable for the contingent profit commission on its consolidated balance sheet as of December 31, 2010. However, the ultimate amount of the contingent profit commission payment is dependent upon the amount of future claims incurred and the ability of the purchaser to manage the outstanding claims, both of which are outside the control of the Company. Accordingly, no assurance can be given that the Company will be collect all or any of the contingent profit commission in the future. If the Company determines at any future date that all or any portion of the contingent profit commission will not be collected, the Company will recognize a loss in the period in which such determination is made.

In connection with the sale of Eastern Life to Security Life Insurance Company of America (“Security Life”), a portion of the purchase price was payable by the delivery to Eastern Life by Security Life’s parent corporation, Security American Financial Enterprises, Inc. (“Security American”), of a three-year $1.75 million promissory note payable in full at maturity in 2013. The ability of Security American to repay the promissory note will be dependent upon its financial condition and the financial condition of Security Life when the note matures. If Security American is unable to repay the note at maturity, or if Security American’s financial condition deteriorates prior to the maturity date and it is more likely than not that they will be unable to repay the note, the Company will incur a loss.

Because the Company’s workers’ compensation insurance business is concentrated in Pennsylvania, the Company is subject to local economic risks as well as to changes in the regulatory and legal climate in Pennsylvania.

For the year ended December 31, 2010, 74.1% of the Company’s workers’ compensation premium was written in Pennsylvania. The Company’s workers’ compensation insurance business is affected by the economic health of Pennsylvania for two principal reasons. First, premium growth is dependent upon payroll growth, which, in turn, is affected by economic conditions. Second, losses and LAE can increase in weak economic conditions because it is more difficult to return injured workers to the job when employers are otherwise reducing payrolls. Finally, as a result of the Company’s high concentration of Pennsylvania business, the Company can be adversely affected by any material change in Pennsylvania law or regulation or any Pennsylvania court decision affecting workers’ compensation carriers generally.

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

Currently, the U.S. federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include the State Modernization and Regulatory Transparency Act, which would maintain state-based regulation of insurance but would affect state regulation of certain aspects of the insurance business, including rates, agency and company licensing, and market conduct examinations, and the National Insurance Act of 2007, which would provide for optional federal charters for insurance companies. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operations.

Risk Factors Relating to Our Common Stock

Directors and management could effectively control certain situations that may be viewed as contrary to your interests.

The extent of management’s control over the Company is related to the following factors:

•	Directors and management owned approximately 19.5% of the Company’s outstanding stock as of December 31, 2010.

•

The employee stock ownership plan (“ESOP”) owns 7.8%, or 702,017 shares, of the Company’s outstanding stock as of December 31, 2010. The shares held by the ESOP will be voted in the manner directed by the ESOP participants.

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

The Company also has regional offices in Charlotte, North Carolina, Indianapolis, Indiana, Brentwood, Tennessee and Wexford, Pennsylvania and leases office space in each of these locations under multi-year operating leases.

The home office building is used by the workers’ compensation insurance and corporate/other segments. The regional office space in North Carolina, Indiana, Tennessee and Western Pennyslvania is primarily used by the workers’ compensation insurance segment.

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

Item 4—Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of the holders of our common stock during the fourth quarter of 2010.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The no par value common stock trades on the NASDAQ National Market under the symbol “EIHI”. As of March 3, 2011, there were 512 registered holders of record of our common stock.

During 2010, the Company paid four quarterly dividends of $0.07/share. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects.

The table below sets forth information with respect to the amount and frequency of dividends declared on our common stock for the years ended December 31, 2010 and 2009. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by EIHI Board	Type of and Amount of Dividend		Record Date for Payment	Payment Date
February 18, 2010	Regular	$0.07 cash per share	March 17, 2010	March 31, 2010
May 13, 2010	Regular	$0.07 cash per share	June 16, 2010	June 30, 2010
August 19, 2010	Regular	$0.07 cash per share	September 16, 2010	September 30, 2010
November 11, 2010	Regular	$0.07 cash per share	December 10, 2010	December 24, 2010

Date of Declaration by EIHI Board	Type of and Amount of Dividend		Record Date for Payment	Payment Date
February 19, 2009	Regular	$0.07 cash per share	March 13, 2009	March 27, 2009
May 14, 2009	Regular	$0.07 cash per share	June 12, 2009	June 26, 2009
August 13, 2009	Regular	$0.07 cash per share	September 11, 2009	September 25, 2009
November 12, 2009	Regular	$0.07 cash per share	December 11, 2009	December 24, 2009

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

The table below sets forth the high and low sales prices of our common stock for each quarterly period as reported by the NASDAQ for the years ended December 31, 2010 and 2009.

	2010		2009
	Low	High	Low	High
1st quarter	$8.25	$10.41	$5.56	$10.91
2nd quarter	$10.09	$11.37	$6.94	$10.00
3rd quarter	$10.12	$11.79	$8.77	$10.72
4th quarter	$10.40	$12.00	$6.75	$9.90

Equity Compensation Plan Information

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) on December 18, 2006. Under the terms of the Stock Incentive Plan, stock awards may be made in the form of incentive stock options, non-qualified stock options or restricted stock. The following table provides the total number of stock awards outstanding, including the weighted average exercise price, as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	799,221	$13.28	291,949	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	799,221	$13.28	291,949	(1)

(1)	Beginning with calendar year 2008, the number of securities available for future issuance under the Stock Incentive Plan is automatically increased on January 1 by an amount equal to 1.0% of the total outstanding common shares on the last trading day of December of the immediately preceding calendar year. The number of securities available for future issuance can be in the form of stock options or restricted stock.

Performance Graph

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s common stock for the year ended December 31, 2010 compared to the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the SNL Insurance Underwriter Index. The chart depicts the value on December 31, 2010 of a $100 investment made on June 19, 2006.

	Period Ending
Index	06/19/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Eastern Insurance Holdings, Inc.	100.00	127.61	146.38	72.88	80.65	114.34
NASDAQ Composite	100.00	114.89	127.13	76.31	110.92	131.05
SNL Insurance Underwriter Index	100.00	116.30	116.88	60.74	70.53	84.33

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As of December 31, 2010, the Company’s Board of Directors has authorized repurchases of the Company’s issued and outstanding shares of common stock equal to 2,046,500 shares plus additional shares not to exceed $10.0 million. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

The Company repurchased 728,413 shares of our common stock during the year ended December 31, 2010. As of December 31, 2010, the Company has repurchased 2,820,170 shares, and has approximately $1.5 million authorized for future repurchases. There were no share repurchases in 2009.

The following table presents information with respect to those purchases of our common stock made during the year ended December 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1-31, 2010	—	$—	—	9,570,000
February 1-28, 2010	—	$—	—	9,570,000
March 1-31, 2010	—	$—	—	9,570,000
April 1-30, 2010	—	$—	—	9,570,000
May 1-31, 2010	167,128	$10.79	167,128	7,770,000
June 1-30, 2010	218,917	$10.75	218,917	5,420,000
July 1-31, 2010	96,450	$10.79	96,450	4,380,000
August 1-31, 2010	—	$—	—	4,380,000
September 1-30, 2010	—	$—	—	4,380,000
October 1-31, 2010	—	$—	—	4,380,000
November 1-30, 2010	—	$—	—	4,380,000
December 1-31, 2010	245,918	$11.92	245,918	1,450,000

Total	728,413	$11.16	728,413

(a)	As of December 31, 2010, the Company may repurchase shares of its common stock with an aggregate cost of $1.5 million. On January 12, 2011, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares after the remaining $1.5 million in authorized repurchases has been used.

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

	At or for the Years Ended December 31,
	2010	2009	2008 (1)	2007	2006 (2)
Income Statement Data:
Direct premiums written	$126,843	$110,108	$101,907	$91,446	$34,031
Reinsurance premiums assumed	30,232	29,747	29,765	27,484	7,039
Net premiums written	116,621	102,336	94,653	81,956	28,326
Net premiums earned	$109,152	$97,916	$89,402	$79,180	$35,954
Investment income, net of expenses	3,365	4,453	5,710	7,094	4,213
Change in equity interest in limited partnerships	1,052	1,066	(3,540)	798	160
Net realized investment gains (losses)	3,465	(839)	(5,311)	1,350	770
Other revenue	582	643	853	683	313

Total revenue	$117,616	$103,239	$87,114	$89,105	$41,410

Expenses:
Losses and LAE incurred	$77,574	$58,766	$49,717	$37,285	$21,021
Acquisition and other underwriting expenses	11,274	12,252	10,413	7,568	1,381
Other expenses	22,043	20,386	19,894	16,987	8,437
Amortization of intangibles	1,284	1,732	1,373	1,738	1,087
Policyholder dividend expense	1,040	432	551	543	239
Segregated portfolio dividend expense (3)	229	1,238	2,155	4,423	2,890

Total expenses	$113,444	$94,806	$84,103	$68,544	$35,055

Income before income taxes	$4,172	$8,433	$3,011	$20,561	$6,355
Income tax expense	1,242	2,502	954	6,027	2,522

Net income	$2,930	$5,931	$2,057	$14,534	$3,833

Selected Balance Sheet Data (at period end):
Total investments and cash and cash equivalents	$223,784	$194,617	$180,605	$171,283	$165,563
Total assets (4)	322,664	397,321	382,642	392,398	368,206
Reserves for unpaid losses and LAE	95,963	89,509	86,962	70,514	70,129
Unearned premiums	53,485	46,016	41,308	32,423	26,817
Total liabilities (5)	187,953	243,456	244,504	214,567	194,462
Total shareholders’ equity	134,711	153,865	138,137	177,831	173,744

U.S. GAAP Ratios:
Loss and LAE ratio (6)	71.1%	60.0%	55.6%	47.1%	58.5%
Expense ratio (7)	31.7%	35.1%	35.4%	33.2%	30.3%
Policyholder dividend expense ratio (8)	1.0%	0.4%	0.6%	0.7%	0.7%
Combined ratio (9)	103.8%	95.5%	91.6%	81.0%	89.5%

Per Share Data:
Basic earnings per share:
Continuing operations	$0.36	$0.64	$0.27	$1.37	$0.31
Discontinued operations	$(1.43)	$0.28	$(2.17)	$0.41	$0.36

Diluted earnings per share:
Continuing operations	$0.36	$0.64	$0.26	$1.33	$0.30
Discontinued operations	$(1.43)	$0.27	$(2.17)	$0.39	$0.35

Weighted Average Shares:
Basic—continuing operations	8,458,731	8,984,644	8,954,098	10,264,369	10,623,182
Basic—discontinued operations	8,458,731	8,984,644	8,954,098	10,264,369	10,623,182
Diluted—continuing operations	8,532,697	9,051,701	9,289,638	10,604,349	10,929,281
Diluted—discontinued operations	8,458,731	9,051,701	8,954,098	10,604,349	10,929,281
Cash dividends per share	$0.28	$0.28	$0.28	$0.20	$—

(1)	Includes Employers Security Holding Company’s results of operations for the period from October 1, 2008 to December 31, 2008.
(2)	Includes the results of operations of Eastern Holding Company, Ltd. and its subsidiaries for the period from June 17, 2006 to December 31, 2006.
(3)	The net income of the segregated portfolio cell reinsurance segment is recorded as a segregated portfolio dividend expense, which represents the dividend earned by the segregated portfolio dividend participants during the period.
(4)	Total assets as of December 31, 2009, 2008, 2007 and 2006 include assets reclassified to discontinued operations totaling $115,207, $116,445, $155,319 and $151,835, respectively.
(5)	Total liabilities as of December 31, 2009, 2008, 2007 and 2006 include liabilities reclassified to discontinued operations totaling $65,054, $77,048, $72,428 and $69,013, respectively.
(6)	Calculated by dividing losses and LAE incurred by net premiums earned.
(7)	Calculated by dividing the sum of acquisition and other underwriting expenses, other expenses and amortization of intangibles by net premiums earned.
(8)	Calculated by dividing the policyholder dividend expense by net premiums earned.
(9)	The sum of the loss and LAE ratio, expense ratio and the policyholder dividend expense ratio.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2010, the Company sold its group benefits insurance business and the majority of its run-off specialty reinsurance business. As a result of these transactions, the Company has reported the results of operations of its group benefits insurance and run-off specialty reinsurance business as discontinued operations. The Company reported a net loss of $9.2 million for the year ended December 31, 2010, of which $12.1 million was attributed to discontinued operations.

The Company reported net income from continuing operations of $2.9 million for the year ended December 31, 2010, compared to net income of $5.9 million for the year ended December 31, 2009. The decrease in net income primarily reflects an increase in the loss ratio from 60.0% in 2009 to 71.1% in 2010, premiums returned to customers as a result of premium audits, and a decrease in net investment income. These items, which contributed to the decrease in the Company’s operating results, were partially offset by an increase in net premiums earned, an increase in realized gains from the sale of investments, a decrease in other-than-temporary investment impairments, and a decrease in the expense ratio from 35.1% in 2009 to 31.7% in 2010.

The increase in the loss ratio primarily reflects a higher accident period loss ratio in both the workers’ compensation insurance and segregated portfolio cell reinsurance segments as a result of an increase in severity-related claims in the workers’ compensation insurance segment.

The Company returned premium to customers as a result of premium audits in 2010, reflecting the impact of the economy on customers’ payroll. Premiums returned to customers totaled $1.4 million in 2010, compared to additional premium from customers totaling $6,000 in 2009. In addition to the impact of changes in audit premium, the Company decreased its estimate of earned but unbilled premium by $750,000 in 2010. While the audit premium had a negative impact on net premiums earned, the Company wrote new business of $32.7 million in 2010 and experienced an increase in the renewal retention rate, resulting in an 11.5% increase in premium revenue from 2009 to 2010.

The decrease in the expense ratio primarily reflects the impact of the premium revenue increase. The Company experienced growth in each of its geographical markets during 2010, and particularly in its Southeast market. The expense ratio was also positively impacted by the release of the 2009 and 2010 accruals related to the Pennsylvania Workers’ Compensation Security Fund assessment.

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

Net premiums earned. Net premiums earned represent the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2010, one-half of the premiums would be earned in 2010 and the other half would be earned in 2011. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included with net premiums earned is an estimate for earned but unbilled final audit premiums. The Company can estimate earned but unbilled premiums because it keeps track, by policy, of how much additional premium is billed in final audit invoices as a percentage to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date.

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

Acquisition and other underwriting expenses. In the workers’ compensation insurance segment, expenses incurred to underwrite risks are referred to as acquisition and other underwriting expenses, which consist primarily of commissions, premium taxes, assessments and fees and other underwriting expenses incurred in acquiring, writing and administering the Company’s business. In the segregated portfolio cell reinsurance, acquisition and other underwriting expenses consist of ceding commissions earned under the respective reinsurance agreements. Ceding commissions received are netted against acquisition and other underwriting expenses.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance and segregated portfolio cell reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves is an imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2010, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance segment as of December 31, 2010 and 2009 are summarized below (in thousands):

	2010	2009
Case reserves	$35,758	$33,073
Case incurred development, IBNR and unallocated LAE reserves	31,814	27,451
Amount of discount	(3,435)	(3,097)

Net reserves before reinsurance recoverables and purchase accounting	64,137	57,427
Reinsurance recoverables on unpaid losses and LAE	4,464	4,909
Purchase accounting adjustments	310	514

Reserves for unpaid losses and LAE	$68,911	$62,850

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

As of December 31, 2010, the Company’s best estimate of its ultimate liability for losses and LAE, net of amounts recoverable from reinsurers and before purchase accounting adjustments, for its workers’ compensation insurance segment was $64.1 million.

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

Although many factors influence the actual cost of claims and the corresponding reserves for unpaid losses and LAE estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly. In most instances, we rely on historical experience and tail factors to estimate values for the variables that are explicitly used in the unpaid loss and LAE analysis. For the most recent accident year, we rely on selecting an expected loss ratio to estimate the reserves for unpaid losses and LAE. In addition to the examples above that represent reasonably likely changes in our tail factor, another example of potential variability in our loss and LAE estimation process involves selecting an expected loss ratio for the most recent accident year. For example, if our expected loss ratio for the 2010 accident year were to increase by 5 percentage points, our reserves for unpaid losses and LAE as of December 31, 2010 would increase by $4.2 million, which would result in an after-tax reduction in our earnings of $2.7 million. Management believes that changes in the most recent year accident year loss ratio are reasonably likely due to variability in underwriting and rate changes. It is important to note that actual claims costs will vary from our estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated.

In the event that our estimates of ultimate reserves for unpaid losses and LAE prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the reserves for unpaid losses and LAE are increased. For example, if we determined our reserves for unpaid losses and LAE, net of reinsurance, of $64.1 million as of December 31, 2010 to be 5% inadequate, this would result in an after-tax reduction in our earnings of approximately $2.1 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the reserves for unpaid losses and LAE and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate reserves for unpaid losses and LAE prove to be redundant, our future earnings and financial position would be improved.

The Company has utilized the following tail factors for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Incurred loss development	1.020	1.020	1.020
Paid loss development	1.035	1.035	1.035

Following is a sensitivity analysis of the Company’s workers’ compensation reserves to reasonably likely changes in the tail factors used to project actual current losses to ultimate losses (dollars in thousands):

Change in Tail Factor Assumption	Increase (Decrease) in Net Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
2 basis point increase	$5,022	$(3,264)	-2.4%
1 basis point increase	$2,523	$(1,640)	-1.2%
1 basis point decrease	$(2,547)	$1,656	1.2%
2 basis point decrease	$(5,119)	$3,327	2.5%

The estimates above rely on substantial judgment. There is inherent uncertainty in estimating reserves for unpaid losses and LAE. It is possible that the actual losses and LAE incurred may vary significantly from the Company’s estimates.

Segregated Portfolio Cell Reinsurance

The Company’s reserves for unpaid losses and LAE in its segregated portfolio cell reinsurance segment as of December 31, 2010 and 2009 are summarized below (in thousands):

	2010	2009
Case reserves	$11,618	$10,978
Case incurred development, IBNR and unallocated LAE reserves	12,349	12,196
Amount of discount	(1,198)	(1,159)

Net reserves before reinsurance recoverables and purchase accounting	22,769	22,015
Reinsurance recoverables on unpaid losses and LAE	3,401	3,603
Purchase accounting adjustments	20	41

Reserves for unpaid losses and LAE	$26,190	$25,659

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

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than- temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the years ended December 31, 2010, 2009 and 2008, the Company recorded other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $6,000, $1.9 million and $3.6 million, respectively. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $80,000, $749,000 and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $328,000, of which $55,000 were in an unrealized loss position for more than twelve months. There were no equity securities in an unrealized loss position as of December 31, 2010. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

For the years ended December 31, 2010, 2009 and 2008, the Company recorded other-than-temporary impairments of $0, $1.7 million, and $3.0 million, respectively, related to its equity security portfolio. The securities were impaired because they had been in an unrealized loss position for more than 12 months.

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

For the years ended December 31, 2010, 2009 and 2008, the Company recorded other-than-temporary impairments of $6,000, $189,000, and $619,000, respectively, related to its fixed income security portfolio.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in limited partnerships in the consolidated statement of operations and comprehensive income (loss).

There were no impairments related to the Company’s limited partnership investments in 2010 or 2009. For the year ended December 31, 2008, the Company recorded a permanent impairment of $1.4 million related to one of its limited partnership investments.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of December 31, 2010 to its workers’ compensation insurance segment. The goodwill impairment test, performed as of September 30 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of December 31, 2010, the Company recorded a net deferred tax asset of $721,000. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of December 31, 2010, the Company recognized a deferred tax asset of $1.9 million related to other-than-temporary investment impairments. Under United States federal income tax rules and regulations, capital losses can only be utilized to offset income generated from capital gains. Capital losses can be carried back to offset capital gains reported in the three prior tax periods and can be carried forward for five tax periods. Management has determined, based on a review of its investment portfolio and giving consideration to capital gains reported in prior tax periods, that the Company’s deferred tax asset related to other-than-temporary investment impairments and net unrealized losses on investments is recoverable; therefore, a valuation allowance has not been recorded as of December 31, 2010. Due to the significant volatility in the investment markets, management’s conclusion on the recoverability of the deferred tax asset could change in future periods. Further declines in the estimated fair value of the Company’s investments may result in the need for a valuation allowance, which could have an adverse impact of the Company’s financial condition and/or results of operations.

Reinsurance Recoverables

Amounts recoverable from Company’s reinsurers are estimated in a manner consistent with the reserves for unpaid losses and LAE associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and LAE are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and LAE affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers and where necessary obtains collateral. As of December 31, 2010, the Company had reinsurance recoverables of $12.3 million.

Recent Accounting Pronouncements

Deferred Acquisition Costs

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the accounting for costs related to the acquisition or renewal of insurance contracts. The new guidance provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under the new guidance, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company expects to adopt this new guidance effective January 1, 2012 and apply it retrospectively to prior periods for purposes of consistency across all periods presented. Upon adoption, the Company expects to reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. Management does not expect the adoption of the new guidance to have a material effect of the Company’s financial condition or results of operations.

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

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Net premiums written	$116,621	$102,336

Net premiums earned	$109,152	$97,916
Net investment income	3,365	4,453
Change in equity interest in limited partnerships	1,052	1,066
Net realized investment gains (losses)	3,465	(839)
Other revenue	582	643

Consolidated revenue	$117,616	$103,239

The increase in consolidated revenue primarily reflects new business of $32.7 million, an increase in realized gains related to the sale of investments, and a decline in other-than-temporary investment impairments, partially offset by a decrease in net investment income.

The components of consolidated net income, by segment, for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Workers’ compensation insurance	$6,328	$9,120
Segregated portfolio cell reinsurance	—	—
Corporate/other	(3,398)	(3,189)

Consolidated net income	$2,930	$5,931

The decrease in consolidated net income primarily reflects an increase in the loss ratio from 60.0% in 2009 to 71.1% in 2010, audit premiums returned to customers, and a decrease in net investment income. These items, which contributed to the decrease in the Company’s operating results, were partially offset by a decrease in other-than-temporary investment impairments and a decrease in the expense ratio from 35.5% in 2009 to 32.7% in 2010.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2010 and 2009 (in thousands).

	2010	2009
Revenue:
Direct premiums written	$126,843	$110,108
Reinsurance premiums assumed	1,434	1,086
Ceded premiums written (1)	(37,170)	(34,241)

Net premiums written	91,107	76,953
Change in unearned premiums	(6,660)	(3,740)

Net premiums earned	84,447	73,213
Net investment income	2,421	3,313
Change in equity interest in limited partnerships	891	845
Net realized investment gains (losses)	2,479	(237)
Other revenue	—	—

Total revenue	$90,238	$77,134

Expenses:
Losses and LAE incurred	$59,275	$43,843
Acquisition and other underwriting expenses	5,330	6,207
Other expenses	15,416	13,754
Policyholder dividend expense	1,040	432

Total expenses	$81,061	$64,236

Income before income taxes	9,177	12,898
Income tax expense	2,849	3,778

Net income	$6,328	$9,120

(1)	Ceded premiums written include premiums ceded to the segregated portfolio cell reinsurance segment of $28,798 and $28,661 for the years ended December 31, 2010 and 2009, respectively.

Net Income

The decrease in net income primarily reflects an increase in the severity-related claims, the impact of return premium to customers and a decrease in net investment income related to the current interest rate environment, partially offset by new business growth, particularly in the Company’s Southeast region, an increase in realized gains related to the sale of investments, and a reduction in other-than-temporary investment impairments.

The workers’ compensation insurance ratios were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Loss and LAE ratio	70.2%	59.9%
Expense ratio	24.6%	27.2%
Policyholders’ dividend expense ratio	1.2%	0.6%

Combined ratio	96.0%	87.7%

Premiums

The increase in direct premiums written primarily reflects new business of $32.7 million and an increase in the renewal retention rate, partially offset by the impact of audit premium returned and renewal rate decreases of 1.9%. Traditional and alternative market direct premiums written totaled $98.0 million and $28.8 million, respectively, for the year ended December 31, 2010. The renewal retention rate increased from 84.1% in 2009 to 87.0% in 2010. The Company returned $1.4 million in premium to customers as a result of premium audits in 2010, compared to $6,000 of additional premium from customers in 2009. In addition, the Company reduced its estimate of earned but unbilled (“EBUB”) premium in 2010 by $750,000. The decrease in audit premium and the related reduction in the EBUB estimate reflects the impact of lower payrolls in the Company’s geographic markets.

Net Investment Income

The decrease in net investment income primarily reflects a decline in the average yield on the fixed income portfolio and a decline in short-term interest rates from 2009 to 2010. The average yield on the fixed income portfolio was 3.52% as of December 31, 2010, compared to 3.61% as of December 31, 2009.

Net Realized Investment Gains (Losses)

Net realized investment gains for the year ended December 31, 2010 include an increase in the fair value of the Company’s convertible bond portfolio of $1.2 million, compared to an increase of $877,000 for the same period in 2009. The Company recognized other-than-temporary impairments of $6,000 in 2010, compared to $1.7 million in 2009.

Losses and LAE

The increase in the calendar period loss and LAE ratio reflects an increase in the accident period loss ratio and no development on prior accident period reserves. The accident period loss ratio was 70.4% and 65.6% for the years ended December 31, 2010 and 2009, respectively. The increase in the accident period loss ratio primarily reflects an increase in severity-related claims, specifically in the fourth quarter 2010, as well as the continuing impact of the current economic environment on the Company’s book of business. Favorable loss reserve development totaled $3.7 million for the year ended December 31, 2009. Severity-related claims for the year ended December 31, 2010 and 2009 were as follows:

	2011		2009
	Number of Claims	Retained Undeveloped Losses Incurred	Number of Claims	Retained Undeveloped Losses Incurred
Claims exceeding the Company’s $500,000 retention	4	$2,000,000	1	$500,000
Claims over $200,000, but less than $500,000	7	1,810,000	3	763,000

Total	11	$3,810,000	4	$1,263,000

Acquisition and Other Underwriting Expenses

Acquisition and other underwriting expenses as a percent of net premiums earned was 6.3% for the year ended December 31, 2010, compared to 8.5% for the same period in 2009. The decrease in acquisition and other underwriting expenses as a percent of net premiums earned primarily reflects the release of the 2009 and 2010 accruals related to the Pennsylvania Workers’ Compensation Security Fund assessment.

Other Expenses

Other expenses as a percent of net premiums earned was 18.3% for the year ended December 31, 2010, compared to 18.8% for the same period in 2009. The decrease primarily reflects the growth in premium revenue in the Company’s Southeast region.

Policyholder Dividend Expense

The increase in the policyholder dividend expense primarily reflects the loss experience of underlying policies related to policies with a 2010 policy effective date. As of December 31, 2010, approximately 12.3% of the Company’s policies were written on a participating basis, compared to approximately 10.0% as of December 31, 2009.

Tax Expense

The effective tax rate was 31.0% and 29.3% for the years ended December 31, 2010 and 2009, respectively. The primary difference between the statutory tax rate of 35.0% and the effective tax rate reflects tax exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Revenue:
Reinsurance premiums assumed	$28,798	$28,661
Ceded premiums written	(3,284)	(3,278)

Net premiums written	25,514	25,383
Change in unearned premiums	(809)	(680)

Net premiums earned	24,705	24,703
Net investment income	556	691
Net realized investment gains (losses)	1,065	(625)

Total revenue	$26,326	$24,769

Expenses:
Losses and LAE incurred	$18,299	$14,923
Acquisition and other underwriting expenses	7,547	7,500
Other expenses	257	123
Segregated portfolio dividend expense (1)	223	2,223

Total expenses	$26,326	$24,769

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Loss and LAE ratio	74.1%	60.4%
Expense ratio	31.6%	30.9%

Combined ratio	105.7%	91.3%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business of $5.2 million, partially offset by a decrease in the renewal retention rate, the impact of audit premium returned and renewal rate decreases of 0.3%. The renewal retention rate decreased from 89.1% in 2009 to 87.1% in 2010. The Company returned $974,000 in premium to customers as a result of premium audits in 2010, compared to $714,000 for the same period in 2009. The decrease in audit premium reflects the impact of lower payrolls in economically sensitive segregated portfolio cells.

Net Investment Income

The decrease in net investment income primarily reflects a reduction in short-term interest rates from 2009 to 2010.

Net Realized Investment Gains (Losses)

Net realized investment gains for the year ended December 31, 2010 include other-than-temporary impairments of $80,000 in 2010, compared to impairments of $749,000 in 2009.

Losses and LAE

The increase in the calendar period loss and LAE ratio reflects an increase in the accident period loss ratio and a decrease in favorable loss reserve development related to prior accident period reserves. The accident period loss ratio was 79.9% and 71.7% for the years ended December 31, 2010 and 2009, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls and an increase in severity-related claims in 2010. Favorable loss reserve development totaled $1.4 million for the year ended December 31, 2010, compared to favorable loss reserve development of $2.8 million for the same period in 2009. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2010 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2010. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls enabled it to record losses and LAE that were lower than the amount reserved for claim settlements.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the years ended December 31, 2010 and 2009.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The corporate/other segment reported a net loss of $3.4 million for the year ended December 31, 2010, compared to a net loss of $3.2 million for the same period in 2009. The change in equity interest in the Company’s investment in segregated portfolio cells decreased from 2009 to 2010, and was partially offset by a decrease in intangible asset amortization.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Net premiums written	$102,336	$94,653

Net premiums earned	$97,916	$89,402
Net investment income	4,453	5,710
Change in equity interest in limited partnerships	1,066	(3,540)
Net realized investment losses	(839)	(5,311)
Other revenue	643	853

Consolidated revenue	$103,239	$87,114

The increase in consolidated revenue from 2008 to 2009 primarily reflects an improvement in the Company’s investment portfolio and an increase in net premiums earned in the workers’ compensation insurance segment, partially offset by lower investment income. The Company’s limited partnership investments experienced an increase in value during 2009, compared to significant losses in 2008. Other-than-temporary impairments in the Company’s investment portfolio decreased from 2008 to 2009, which contributed to the improvement in net realized investment gains during 2009. The decrease in net investment income is reflective of a decrease in the Company’s fixed income security holdings, and lower interest rates on new fixed income security purchases and cash and short-term investment holdings. The increase in net premiums earned in the workers’ compensation insurance segment primarily reflects new business written and a full year of premium related to the acquisition of Employers Security.

The components of consolidated net income (loss), by segment, for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Workers’ compensation insurance	$9,120	$6,829
Segregated portfolio cell reinsurance	—	—
Corporate/other	(3,189)	(4,772)

Consolidated net income	$5,931	$2,057

The improvement in the Company’s net income from 2008 to 2009 primarily reflects the aforementioned improvement in the Company’s investment portfolio and a reduction in expenses in the corporate/other segment, partially offset by an increase in the workers’ compensation insurance combined ratio.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2009 and 2008 (in thousands). The results of operations for the year ended December 31, 2008 include the operating results of Employers Security for the period from October 1, 2008 to December 31, 2008:

	2009	2008
Revenue:
Direct premiums written	$110,108	$101,907
Reinsurance premiums assumed	1,086	652
Ceded premiums written (1)	(34,241)	(33,996)

Net premiums written	76,953	68,563
Change in unearned premiums	(3,740)	(2,601)

Net premiums earned	73,213	65,962
Net investment income	3,313	4,045
Change in equity interest in limited partnerships	845	(3,051)
Net realized investment losses	(237)	(4,174)
Other revenue	—	119

Total revenue	$77,134	$62,901

Expenses:
Losses and LAE incurred	$43,843	$36,535
Acquisition and other underwriting expenses	6,207	4,920
Other expenses	13,754	10,915
Policyholder dividend expense	432	551

Total expenses	$64,236	$52,921

Income before income taxes	12,898	9,980
Income tax expense	3,778	3,151

Net income	$9,120	$6,829

(1)	Ceded premiums written include premiums ceded to the segregated portfolio cell reinsurance segment of $28,661 and $29,113 for the years ended December 31, 2009 and 2008, respectively.

Net Income

The increase in net income primarily reflects a decrease in net realized investment losses and an increase in the value of the segment’s limited partnership investments. The decrease in net realized investment losses primarily reflects a reduction in other-than-temporary impairments from 2008 to 2009. The improved investment results were partially offset by an increase in the combined ratio from 2008 to 2009. The increase in the loss and LAE ratio from 2008 to 2009 primarily reflects an increase in the 2009 accident year loss ratio reflecting management’s view of the expected impact of the then current economic environment on the Company’s workers’ compensation book of business. The increase in the expense ratio primarily reflects an increase in corporate expense allocations and the impact of premium rate decreases and audits of prior year policies that resulted in return premium to customers in 2009.

The workers’ compensation insurance ratios were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	59.9%	55.4%
Expense ratio	27.2%	24.0%
Policyholders’ dividend expense ratio	0.6%	0.8%

Combined ratio	87.7%	80.2%

Premiums

The increase in direct premiums written from 2008 to 2009 primarily reflects new business sales of $28.0 million and direct premiums written of $6.1 million related to the acquisition of Employers Security, partially offset by a reduction in the renewal retention rate from 87.6% in 2008 to 84.1% in 2009 and renewal rate decreases of 3.9%. Traditional and alternative market direct premiums written were $81.4 million and $28.7 million, respectively, for the year ended December 31, 2009, compared to $72.8 million and $29.1 million, respectively, for the same period in 2008.

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

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio, partially offset by an increase in favorable loss reserve development related to prior accident periods. The accident period loss ratio was 65.6% and 60.2% for the years ended December 31, 2009 and 2008, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the then current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $3.7 million for the year ended December 31, 2009, compared to favorable loss reserve development of $2.7 million for the same period in 2008. The favorable development primarily reflects continued improvements in loss mitigation and underwriting, including greater availability and use of employers’ return to work programs. Furthermore, the Company was able to settle a large amount of Pennsylvania claims via compromise and release, which is a lump sum cash payment in exchange for a full and final claim settlement. Management attributes the large amount of compromise and release claim closures to the difficult economic conditions and the claimants’ choosing a lump sum cash settlement over the continuation of a workers’ compensation annuity payment.

Acquisition and Other Underwriting Expenses

The increase in acquisition and other underwriting expenses primarily reflects the impact of the Indiana state tax liability related to Employers Security’s operating results for the year ended December 31, 2009.

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

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Revenue:
Reinsurance premiums assumed	$28,661	$29,113
Ceded premiums written	(3,278)	(3,023)

Net premiums written	25,383	26,090
Change in unearned premiums	(680)	(2,650)

Net premiums earned	24,703	23,440
Net investment income	691	1,112
Net realized investment losses	(625)	(1,381)

Total revenue	$24,769	$23,171

Expenses:
Losses and LAE incurred	$14,923	$13,182
Acquisition and other underwriting expenses	7,500	7,238
Other expenses	123	286
Segregated portfolio dividend expense (1)	2,223	2,465

Total expenses	$24,769	$23,171

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2009 and 2008:

	2009	2008
Loss and LAE ratio	60.4%	56.2%
Expense ratio	30.9%	32.1%

Combined ratio	91.3%	88.3%

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

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio, partially offset by an increase in favorable loss reserve development related to prior accident periods. The accident period loss ratio was 71.7% and 64.9% for the years ended December 31, 2009 and 2008, respectively. The increase in the accident period loss ratio primarily reflects management’s estimate of the impact of the then current economic environment on the Company’s workers’ compensation book of business, including the impact of rising unemployment on management’s return to work controls. Favorable loss reserve development totaled $2.8 million for the year ended December 31, 2009, compared to favorable loss reserve development of $2.0 million for the same period in 2008. The favorable loss reserve development relates primarily to a decrease in the prior accident period loss development factors used to estimate losses and LAE. The decrease in prior accident period loss development factors primarily reflects prior year claim settlements during 2009 for amounts at, or less than, previously established case and IBNR reserves. This decrease had the effect of lowering loss development factors as of December 31, 2009. In the aggregate, the claims were closed at amounts lower than the provision established for IBNR claims. Management believes that the realization of the benefits of its return-to-work controls enabled it to record losses and LAE that were lower than the amount reserved for claim settlements.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the years ended December 31, 2009 and 2008.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The corporate/other segment reported a net loss of $3.2 million for the year ended December 31, 2009, compared to a net loss of $4.8 million for the same period in 2008. The decrease in the net loss from 2008 to 2009 primarily reflects an increase in the equity interest in limited partnerships at Eastern Re, a reduction in audit and consulting fees related to Sarbanes Oxley outsourcing, a decrease in stock compensation expense related to the ESOP of $390,000 and an increase in the Company’s equity interest in the segregated portfolio cells of $676,000. The decrease in ESOP compensation expense reflects the decline in the Company’s stock price.

Financial Position

December 31, 2010 compared to December 31, 2009. Total assets were $322.7 million as of December 31, 2010, compared to $397.3 million as of December 31, 2009. The decrease in assets reflects the sale of the group benefits insurance and run-off specialty reinsurance segments. Cash and investments increased $29.2 million, primarily reflecting the purchase of investments during 2010. Premiums receivable increased $8.2 million, primarily reflecting the increase in direct premiums written. Net deferred income taxes decreased $622,000, primarily reflecting an increase in the estimated fair value of the Company’s convertible bond portfolio, and federal income taxes recoverable decreased $631,000, primarily reflecting the receipt of a carryback refund in 2010 related to capital losses carried back to prior tax years.

Total liabilities were $188.0 million as of December 31, 2010, compared to $243.4 million as of December 31, 2009. The decrease in liabilities reflects the sale of the group benefits insurance and run-off specialty reinsurance segments. Reserves for unpaid losses and LAE increased $6.5 million primarily reflecting the increase in the accident period loss ratio. Unearned premiums increased $7.5 million, primarily reflecting higher direct premiums written. The segregated portfolio cell dividend payable decreased $3.3 million, primarily reflecting a decrease in unrealized gains on investments and dividends paid to preferred segregated portfolio cell dividend participants.

Total shareholders’ equity was $134.7 million as of December 31, 2010, compared to $153.9 million as of December 31, 2009. The decrease in shareholders’ equity primarily reflects the 2010 consolidated net loss, treasury share repurchases, and a decrease in the fair value of the Company’s investment portfolio.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company’s principal sources of funds are premiums, investment income and proceeds from sales and maturities of investments. The Company’s primary use of funds is to pay claims and operating expenses and to purchase investments. The Company’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. The Company’s fixed income investment portfolio as of December 31, 2010 had an effective duration of 3.81 years.

For the years ended December 31, 2010, 2009 and 2008, the Company’s cash inflows from premiums and investment activity were sufficient to support the Company’s cash outflows related to claims and operating expenses. Management expects future cash flows from operations in its workers’ compensation insurance and segregated portfolio cell reinsurance segments to be sufficient to cover claims and operating expenses. However, in the event cash flows from operations are not sufficient, the Company may have to liquidate investments to cover such costs. As of December 31, 2010, the Company’s investment portfolio included securities with gross unrealized gains totaling $8.2 million, excluding gross unrealized gains on investments in the segregated portfolio cell reinsurance segment of $1.1 million; therefore, based on current gross unrealized gains in the investment portfolio as of December 31, 2010, management does not believe it would have to sell securities at a loss in the event cash flows from operations proved insufficient to cover the Company’s operating needs.

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

Cash Flows

The primary sources of cash flows for the Company are net premiums written, investment income, and proceeds from the sale or maturity of investments. The major components of cash flow from continuing operations are as follows for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	December 31,
	2010	2009	2008
Cash provided by operating activities	$4,387	$13,241	$23,787
Cash used in investing activities	(27,634)	(1,416)	(7,983)
Cash used in financing activities	(12,785)	(3,051)	(27,529)

Cash Flows From Continuing Operations for the Years Ended December 31, 2010 and 2009. Cash flows from operating activities for the year ended December 31, 2010 primarily reflects the increase in direct premiums written and tax refunds related to the carryback of capital losses to prior tax years, partially offset by claim payments and a decrease in net investment income.

Cash flows used in investing activities for the year ended December 31, 2010 primarily reflects the investment of cash received from the sale of Eastern Life.

Cash flows from financing activities for the year ended December 31, 2010 reflect the Company’s stock buyback activity, shareholder dividends and the repayment of the outstanding loan.

Cash Flows From Continuing Operations for the Years Ended December 31, 2009 and 2008. The decrease in cash flows from operating activities from 2008 to 2009 primarily reflects the run-off of the specialty reinsurance segment and a reduction in net investment income.

Cash flows from investing activities for the year ended December 31, 2009 primarily reflects the sale of investments to fund the Eastern Re capital contribution in March 2009.

Cash flows from financing activities for the year ended December 31, 2009 primarily reflects the payment of the quarterly shareholder dividends and the semi-annual loan payments.

Contractual Commitments

The following table summarizes information about contractual obligations and commercial commitments before the impact of purchase accounting adjustments. The minimum payments under these agreements as of December 31, 2010 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Real estate lease obligation	6,227	1,049	2,066	1,968	1,144
Loss reserves (1)	95,633	29,649	47,682	12,373	5,929

Total contractual obligations	$101,860	$30,698	$49,748	$14,341	$7,073

(1)	The payments related to the loss reserves are shown before purchase accounting adjustments of $330.

The loss reserves payments due by period in the table above are based upon the loss and LAE reserves estimates as of December 31, 2010 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “Item 1—Business, Loss and LAE Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic loss due to adverse changes in interest rates. The Company had fixed-income investments, excluding convertible bonds and fixed income securities in the segregated portfolio cell reinsurance segment, with an estimated fair value of $106.0 million at December 31, 2010, that are subject to interest rate risk. The Company manages the exposure to interest rate risk through an asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the Company’s liability and capital position.

The table below summarizes the Company’s interest rate risk. It illustrates the sensitivity of the fair value of the Company’s fixed income portfolio, excluding the Company’s convertible bond portfolio and fixed income securities in the segregated cell reinsurance segment, to selected hypothetical changes in interest rates as of December 31, 2010. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the Company’s fixed income portfolio and shareholders’ equity (dollars in thousands).

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Estimated Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity, Net of Tax
200 basis point increase	$(7,781)	$98,231	(3.8)%
100 basis point increase	(3,933)	102,079	(1.9)%
50 basis increase	(1,961)	104,051	(0.9)%
No change	—	106,012	—
50 basis point decrease	1,908	107,920	0.9%
100 basis point decrease	3,615	109,627	1.7%
200 basis point decrease	6,626	112,638	3.2%

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

In our opinion, the consolidated financial statement listed in the index appearing under Item 15 a)(1) present fairly, in all material respects, the financial position of Eastern Insurance Holdings, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 a)(2) present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A- Controls and Procedures. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 8, 2011

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $124,201; $111,899)	$127,474	$115,903
Convertible bonds, at estimated fair value (amortized cost, $16,481; $3,641)	18,140	4,134
Equity securities, at estimated fair value (cost, $17,002; $13,104)	20,880	15,946
Other long-term investments, at estimated fair value (cost, $10,271; $7,879)	11,435	8,197

Total investments	177,929	144,180
Cash and cash equivalents	45,855	50,437
Accrued investment income	1,195	1,143
Premiums receivable (net of allowance, $225; $225)	46,402	38,218
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	12,285	12,354
Deferred acquisition costs	7,721	6,487
Deferred income taxes, net	721	1,343
Federal income taxes recoverable	918	1,549
Intangible assets	6,163	7,448
Goodwill	10,752	10,752
Other assets	12,723	8,203
Discontinued operations (Note 4)	—	115,207

Total assets	$322,664	$397,321

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$95,963	$89,509
Unearned premium reserves	53,485	46,016
Advance premium	482	657
Accounts payable and accrued expenses	17,297	17,414
Ceded reinsurance balances payable	7,371	6,136
Segregated portfolio cell dividend payable	13,355	16,684
Loan payable	—	1,986
Discontinued operations (Note 4)	—	65,054

Total liabilities	187,953	243,456

Commitments and contingencies (Note 18)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,784,514 and 11,783,014, respectively; outstanding—8,964,344 and 9,691,257, respectively	—	—
Unearned ESOP compensation	(4,111)	(4,859)
Additional paid in capital	114,472	113,049
Treasury stock, at cost (2,820,170 and 2,091,757 shares, respectively)	(40,835)	(32,666)
Retained earnings	61,364	73,038
Accumulated other comprehensive income, net	3,821	5,303

Total shareholders’ equity	134,711	153,865

Total liabilities and shareholders’ equity	$322,664	$397,321

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
REVENUE
Net premiums earned	$109,152	$97,916	$89,402
Net investment income	3,365	4,453	5,710
Change in equity interest in limited partnerships	1,052	1,066	(3,540)
Net realized investment gains (losses)	3,465	(839)	(5,311)
Other revenue	582	643	853

Total revenue	117,616	103,239	87,114

EXPENSES
Losses and LAE incurred	77,574	58,766	49,717
Acquisition and other underwriting expenses	11,274	12,252	10,413
Other expenses	22,043	20,386	19,894
Amortization of intangibles	1,284	1,732	1,373
Policyholder dividend expense	1,040	432	551
Segregated portfolio dividend expense	229	1,238	2,155

Total expenses	113,444	94,806	84,103

Income from continuing operations before income taxes	4,172	8,433	3,011
Income tax expense from continuing operations	1,242	2,502	954

Net income from continuing operations	$2,930	$5,931	$2,057

Discontinued operations (Note 4):
(Loss) income from discontinued operations	(11,265)	3,989	(19,330)
Income tax expense	850	1,519	110

Net (loss) income from discontinued operations	(12,115)	2,470	(19,440)

Net (loss) income	$(9,185)	$8,401	$(17,383)

Other comprehensive (loss) income:
Unrealized holding gains (losses) arising during period, net of tax of $2,842, $4,176, and $(4,834)	4,610	7,755	(8,977)
Amortization of unrecognized benefit plan amounts, net of tax of $(179), $127, and $(558)	(333)	235	(1,037)
Less: Reclassification adjustment for gains (losses) included in net (loss) income, net of tax of $1,430, $865, and $(2,403)	5,759	376	(4,903)

Other comprehensive (loss) income	(1,482)	7,614	(5,111)

Comprehensive (loss) income	$(10,667)	$16,015	$(22,494)

EARNINGS PER SHARE (SEE NOTE 6):
Net (loss) income	$(9,185)	$8,401	$(17,383)
Basic earnings per share:
Continuing operations	$0.36	$0.64	$0.27
Discontinued operations	$(1.43)	$0.28	$(2.17)
Diluted earnings per share:
Continuing operations	$0.36	$0.64	$0.26
Discontinued operations	$(1.43)	$0.27	$(2.17)

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands, except share data)

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance, January 1, 2008	—	10,580,858	—	(6,354)	110,166	(15,589)	86,363	3,245	177,831
ESOP shares released	—	—	—	748	297	—	—	—	1,045
Equity awards	—	5,000	—	—	1,277	—	—	—	1,277
Excess tax benefit from equity awards	—	—	—	—	32	—	—	—	32
Repurchase of common stock	—	(1,073,492)	—	—	—	(17,066)	—	—	(17,066)
Shareholder dividend	—	—	—	—	—	—	(2,488)	—	(2,488)
Net loss	—	—	—	—	—	—	(17,383)	—	(17,383)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,111)	(5,111)

Balance, December 31, 2008	—	9,512,366	$—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137

Cumulative effect adjustment	—	—	—	—	—	—	685	(445)	240
ESOP shares released	—	—	—	747	(92)	—	—	—	655
Equity awards	—	180,291	—	—	1,369	—	—	—	1,369
Repurchase of common stock	—	(1,400)	—	—	—	(11)	—	—	(11)
Shareholder dividend	—	—	—	—	—	—	(2,540)	—	(2,540)
Net income	—	—	—	—	—	—	8,401	—	8,401
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,614	7,614

Balance, December 31, 2009	—	9,691,257	$—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865

ESOP shares released	—	—	—	748	26	—	—	—	774
Equity awards	—	1,500	—	—	1,374	—	—	—	1,374
Excess tax benefit from equity awards	—	—	—	—	23	—	—	—	23
Repurchase of common stock	—	(728,413)	—	—	—	(8,169)	—	—	(8,169)
Shareholder dividend	—	—	—	—	—	—	(2,489)	—	(2,489)
Net loss	—	—	—	—	—	—	(9,185)	—	(9,185)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(1,482)	(1,482)

Balance, December 31, 2010	—	8,964,344	$—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$2,930	$5,931	$2,057
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	691	658	471
Net amortization of bond premium/discount	1,108	(98)	(35)
Net realized investment (gains) losses	(3,465)	839	5,311
Change in equity interest in limited partnerships	(1,052)	(1,066)	3,540
Deferred tax expense (benefit)	873	906	(3,170)
Stock compensation expense	2,148	2,025	2,354
Intangible asset amortization	1,284	1,732	1,373
Changes in assets and liabilities:
Accrued investment income	(52)	97	169
Premiums receivable	(8,184)	(2,148)	(7,901)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	69	(874)	(2,216)
Deferred acquisition costs	(1,234)	(1,021)	(1,405)
Other assets	(2,936)	246	(131)
Reserves for unpaid losses and loss adjustment expenses	6,454	2,547	6,860
Unearned and advance premium	7,294	4,771	5,943
Ceded reinsurance balances payable	1,235	(749)	136
Accounts payable and accrued expenses	(882)	(4,542)	7,974
Federal income taxes recoverable/payable	631	(1,231)	2,485
Segregated portfolio cell dividend payable	(2,525)	922	(28)

Net cash provided by operating activities—continuing operations	4,387	13,241	23,787
Net cash used in operating activities—discontinued operations	(50,650)	(6,712)	(2,469)

Net cash (used in) provided by operating activities	(46,263)	6,529	21,318

Cash flows from investing activities:
Purchase of fixed income securities	(89,658)	(58,590)	(28,233)
Purchase of equity securities	(11,366)	(6,425)	(9,466)
Purchase of other long-term investments	(2,186)	—	(3,000)
Proceeds from sale of fixed income securities	42,218	36,511	16,130
Proceeds from maturities/calls of fixed income securities	22,756	20,634	22,728
Proceeds from the sale of equity securities	8,293	6,346	2,858
Proceeds from sale of other long-term investments	—	461	370
Proceeds from sale of subsidiaries	2,834	—	—
Acquisition of Employers Security Holding Company, net of cash received	—	—	(8,025)
Purchase of equipment, net	(525)	(353)	(1,345)

Net cash used in investing activities—continuing operations	(27,634)	(1,416)	(7,983)
Net cash provided by investing activities—discontinued operations	82,100	12,080	21,129

Net cash provided by investing activities	54,466	10,664	13,146

Cash flows from financing activities:
Repurchase of common stock	(8,169)	(11)	(17,066)
Shareholder dividend	(2,489)	(2,540)	(2,488)
Repayment of long-term debt	(2,150)	(500)	(8,007)
Excess tax benefit related to equity awards	23	—	32

Net cash used in financing activities	(12,785)	(3,051)	(27,529)

Net (decrease) increase in cash and cash equivalents	(4,582)	14,142	6,935
Cash and cash equivalents, beginning of period	50,437	46,106	36,318
Reclassification to discontinued operations	—	(9,811)	2,853

Cash and cash equivalents, end of period	$45,855	$50,437	$46,106

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation and reinsurance products through its direct and indirect wholly-owned subsidiaries, Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Employers Alliance, Inc. (“Employers Alliance”), Eastern Re Ltd., S.P.C. (“Eastern Re”), and Eastern Services Corporation (“Eastern Services”), collectively referred to as the “Company.”

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”). Atlantic RE was a Cayman Islands reinsurance company formed for the purpose of transferring certain assets and liabilities related to EIHI’s run-off specialty reinsurance segment as part of the sale. As a result of the sale, the results of operations for the portion of the run-off specialty reinsurance segment that was transferred to Atlantic RE have been reflected as discontinued operations in the accompanying consolidated financial statements. The portion of the run-off specialty reinsurance segment that was not sold has been reclassified to the corporate/other segment. See Note 4 for additional information related to the sale.

On June 21, 2010, EIHI completed the sale of Eastern Life and Health Insurance Company (“Eastern Life”). As a result of the sale, Eastern Life’s operations have been reflected as discontinued operations in the accompanying consolidated financial statements. See Note 4 for additional information related to the sale.

On September 29, 2008, EIHI acquired all of the outstanding stock of Employers Security Holding Company (“ESHC”) and its wholly-owned subsidiaries, Employers Security and Affinity Management Services (“AMS”) (See Note 3). Employers Security is an Indiana-domiciled, mono-line workers’ compensation insurance company licensed to write business in Indiana, Illinois and Missouri.

The Company currently operates in three segments: workers’ compensation insurance, segregated portfolio cell reinsurance, and corporate/other. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2010, 2009 and 2008.

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

Investments

Fixed Income Securities

The Company’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. The estimated fair value of the Company’s fixed income securities are based on prices obtained from an independent pricing service. Prices obtained from the independent pricing service are determined based on quoted market prices or, in the absence of quoted market prices, dealer quotes or matrix pricing, all of which are based on observable market-based inputs when available. Adverse credit market conditions have caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers. When prices provided by the independent pricing service vary significantly from week to week, management reviews and validates such prices with other recognized market information sources or independent broker/dealers. Other criteria used by management to determine whether a market has become inactive include price quotations not based on current information, price quotations varying among brokers, significant increases in the bid-ask spread of a security and a significant decline or absence of a market for new issuances.

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

As a result of adopting new accounting guidance related to the recognition and presentation of other-than-temporary investment impairments in 2009, the Company recorded a cumulative effect adjustment that increased retained earnings by $685 and decreased accumulated other comprehensive income (loss), net by $445, resulting in an increase to shareholders’ equity of $240. The increase in shareholders’ equity reflects the reversal of a prior period deferred tax valuation allowance, of which $240 was applied to the retained earnings cumulative effect adjustment.

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

Other Long-Term Investments

Other long-term investments consist of investments in limited partnerships. Investments in limited partnerships are reported in the consolidated financial statements using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnerships’ net asset value. Changes in the value of the Company’s proportionate share of its limited partnership investments are included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss). The Company reports changes in the value of its limited partnership investments on a month lag as a result of the timing of statements being received from the limited partnership.

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

Premiums

Premiums, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Earned but unbilled premiums accrued as of December 31, 2010 and 2009, and included in net premiums earned, totaled $601 and $1,351, respectively.

Other Revenue

Other revenue primarily consists of service revenue related to claims adjusting and risk management services. Claims adjusting and risk management service revenue is earned over the term of the related contracts in proportion to the actual services rendered.

Losses and Loss Adjustment Expenses

A liability is established for the estimated unpaid losses and LAE under the terms of, and with respect to, its policies and agreements and includes amounts determined on the basis of claims adjusters’ evaluations and an amount based on past experience for losses incurred but not reported (“IBNR”).

The Company discounts its reserves for unpaid losses and LAE for workers’ compensation claims on a non-tabular basis, using a discount rate of 3.0%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $4,633 and $4,256 as of December 31, 2010 and 2009, respectively.

The methods used to estimate the reserves for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserves for unpaid losses and LAE is adequate as of December 31, 2010. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2010, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs totaled $6,487, $5,908, and $4,676 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax for earnings subsequent to June 16, 2006.

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during 2010, 2009 or 2008.

The Company’s federal income tax returns for tax years subsequent to December 31, 2006 are subject to examination by the Internal Revenue Service.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies. As of December 31, 2010 and 2009, the Company recorded accrued dividends payable of $1,590 and $1,157, respectively, which are included in accounts payable and accrued expenses on the consolidated balance sheets.

Property and Equipment

Property and equipment, including expenditures for significant improvements and purchased software, is carried at cost less accumulated depreciation and amortization. Maintenance, repairs and minor improvements are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed under the straight-line method. The estimated useful lives of property and equipment range from 3-7 years. Accumulated depreciation and amortization expense totaled $2,754 and $2,263 as of December 31, 2010 and 2009, respectively. Depreciation and amortization expense totaled $691, $658, and $471 for the years ended December 31, 2010, 2009 and 2008, respectively.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment up to one percent of direct written premium is made to all companies licensed to write workers’ compensation in Pennsylvania. Eastern Alliance, Allied Eastern and Eastern Advantage recognize a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. The Company accrued an assessment related to the Security Fund of $0 and $2,108 as of December 31, 2010 and 2009, respectively. The 2009 accrual included an amount related to the 2008 Security Fund assessment, which was paid in January 2010.

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

Management tested goodwill for impairment as of September 30, 2010 using a discounted cash flow analysis. The discounted cash flow analysis was based on management’s internal four-year forecast for the workers’ compensation insurance segment, assuming a long-term growth rate of 5.0% and a discount rate of 13.0%. Cash flows were adjusted, as necessary, to maintain adequate capital requirements. The discounted cash flow analysis resulted in the workers’ compensation insurance segment’s estimated fair value exceeding its carrying value as of September 30, 2010; therefore, goodwill was considered not impaired.

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

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during the reporting period, net of tax. The components of accumulated other comprehensive income, net of tax, as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Unrealized gains on investments	$6,646	$7,529
Unrecognized benefit plan liabilities	(929)	(416)
Tax effect	(1,896)	(1,810)

Total	$3,821	$5,303

Cash Flow Information

Purchases and sales or maturities of short-term investments are recorded net for purposes of the consolidated statements of cash flows and are included with fixed income securities.

The issuance of the $1,750 promissory note related to the sale of Eastern Life and the recognition of the contingent profit commission of $3,018 related to the sale of Atlantic RE is considered a non-cash investing activity and has been excluded from the consolidated statement of cash flows for the year ended December 31, 2010.

The Company paid income taxes of $455, $3,175, and $4,875 for the years ended December 31, 2010, 2009 and 2008, respectively. Taxes paid for the year ended December 31, 2010 are net of refunds related to capital loss carrybacks to prior tax years totaling $1,795.

The Company paid interest of $33, $65, and $468 for the years ended December 31, 2010, 2009 and 2008, respectively.

Recent Accounting Pronouncements

Deferred Acquisition Costs

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the accounting for costs related to the acquisition or renewal of insurance contracts. The new guidance provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under the new guidance, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company expects to adopt this new guidance effective January 1, 2012 and apply it retrospectively to prior periods for purposes of consistency across all periods presented. Upon adoption, the Company expects to reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. Management does not expect the adoption of the new guidance to have a material effect of the Company’s financial condition or results of operations.

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

4. Discontinued Operations

During the year ended December 31, 2010, the Company disposed of its group benefits insurance operations and the majority of its run-off specialty reinsurance operations. As a result of the disposals, the group benefits insurance and the run-off specialty reinsurance segments have been reflected in the consolidated financial statements as discontinued operations.

The following table provides the assets and liabilities of the group benefits insurance segment and run-off specialty reinsurance segment that are included in discontinued operations on the Company’s consolidated balance sheet as of December 31, 2009:

	Group Benefits Insurance	Run-Off Specialty Reinsurance	Total
ASSETS

Investments:
Fixed income securities	$30,173	$43,198	$73,371
Equity securities	941	4,386	5,327
Other long-term investments	2,118	—	2,118

Total investments	33,232	47,584	80,816
Cash and cash equivalents	16,176	404	16,580
Accrued investment income	220	301	521
Premiums receivable	53	(17)	36
Reinsurance recoverable on paid and unpaid losses and LAE	16,167	—	16,167
Deferred income taxes, net	6	—	6
Federal income taxes recoverable	685	—	685
Other assets	396	—	396

Total assets	$66,935	$48,272	$115,207

LIABILITIES

Reserves for unpaid losses and LAE	$30,419	$31,584	$62,003
Unearned premium reserve	83	—	83
Advance premium	1,063	—	1,063
Accounts payable and accrued expenses	1,392	—	1,392
Reinsurance premiums payable	202	—	202
Benefit plan liabilities	311	—	311

Total liabilities	$33,470	$31,584	$65,054

Sale of Eastern Life

On June 21, 2010, EIHI completed the sale of its wholly-owned group benefits insurance subsidiary, Eastern Life, to Security Life Insurance Company of America (“Security”). The agreement effected a statutory merger of Eastern Life into Security, with Security continuing as the surviving corporation. Total transaction consideration to EIHI was $34,102, which represented Eastern Life’s GAAP shareholder’s equity as of May 31, 2010 plus $250. The consideration consisted of cash and a $1,750 promissory note from Security’s parent. The note bears interest at 4.0%, payable quarterly, and is due in full on July 1, 2013.

The sale of Eastern Life resulted in the recognition of a gain totaling $564, which is included in discontinued operations. Transaction expenses related to the sale of Eastern Life totaled $873 ($567, net of tax) for the year ended December 31, 2010, and have been included in discontinued operations. Certain corporate expenses previously reported in the group benefits insurance segment were reclassified to continuing operations. The reclassification of these corporate expenses totaled $500 for each of the years ended December 31, 2010, 2009, and 2008.

For the years ended December 31, 2010, 2009, and 2008, the group benefits insurance segment reported net premiums earned of $18,262, $35,937, and $36,723, respectively, and total revenue of $20,563, $40,745, and $33,505, respectively. Income (loss) before income taxes in the group benefits insurance segment totaled $952, $4,157, and $(2,239) for the years ended December 31, 2010, 2009, and 2008, respectively.

Sale of Eastern Atlantic RE

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”) to an investor group advised by Dowling Advisors, Inc. (“Dowling”). Atlantic RE is a Cayman Islands reinsurance company and was part of EIHI’s run-off specialty reinsurance segment. Under the terms of the sale, Dowling purchased 100% of the outstanding stock of Atlantic RE for $2,300 of cash.

The sale of Atlantic RE resulted in the recognition of a loss totaling $14,029, which is included in discontinued operations. The loss includes the recognition of an estimated contingent profit commission of $3,018, which is based on the adequacy of the run-off specialty reinsurance segment’s reserves for losses and LAE as of September 30, 2010, compared to a predetermined targeted reserve for losses and LAE. Transaction expenses related to the sale of Atlantic RE totaled $510 for the year ended December 31, 2010, and have been included in discontinued operations.

For the years ended December 31, 2010, 2009, and 2008, the run-off specialty reinsurance segment reported net premiums earned of $1, $1,133, and $9,682, respectively, and total revenue of $4,180, $957, and $10,585, respectively. Total revenue for the year ended December 31, 2010 excludes the loss on the sale of Atlantic RE of $14,029. The loss before income taxes in the run-off specialty reinsurance segment totaled $(12,924), $(663), and $(18,609) for the years ended December 31, 2010, 2009, and 2008, respectively.

5. Intangible Assets

The Company’s acquisition of EHC and ESHC resulted in the identification of certain intangible assets. The renewal rights and agency relationships will be amortized over their estimated useful lives of 15 years. The state insurance licenses are considered to have an infinite life and will not be amortized.

As of December 31, 2010 and 2009, intangible assets consisted of the following (in thousands):

Intangible Assets with Finite Life	December 31, 2010		December 31, 2009
	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$3,564	$1,727	$3,564	$1,288
Renewal rights (15 year amortization period)	8,238	5,487	8,238	4,641

	$11,802	$7,214	$11,802	$5,929

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,575	—

Total intangible assets	$13,377	$7,214	$13,377	$5,929

Amortization expense totaled $1,284, $1,732 and $1,373 for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated aggregated amortization expense for each of the next five years is as follows (in thousands):

2011	1,016
2012	806
2013	640
2014	509
2015	405

Total	$3,376

6. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the years ended December 31, 2010, 2009 and 2008, there were 978,430, 784,361 and 834,757 stock options and restricted stock awards, respectively, that were not included in the Company’s earnings per share from continuing operations calculation because to do so would have been anti-dilutive.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands, except share and per share data):

	2010	2009	2008
Net (loss) income for basic and diluted earnings per share	$(9,185)	$8,401	$(17,383)
Less: Dividends declared—common and unvested restricted share units	(2,489)	(2,540)	(2,488)

Undistributed earnings	(11,674)	5,861	(19,871)
Percent allocated to common shareholders	98.8%	98.3%	97.8%

	(11,534)	5,763	(19,431)
Add: Dividends declared—common shares	2,459	2,497	2,433

	$(9,075)	$8,260	$(16,998)

Denominator for basic earnings per share	8,458,731	8,984,644	8,954,098
Effect of dilutive securities	73,966	67,057	335,540

Denominator for diluted earnings per common share	8,532,697	9,051,701	9,289,638

Basic earnings per share:
Continuing operations	$0.36	$0.64	$0.27
Discontinued operations	$(1.43)	$0.28	$(2.17)
Diluted earnings per share:
Continuing operations	$0.36	$0.64	$0.26
Discontinued operations	$(1.43)	$0.27	$(2.17)
Cash dividends per share	$0.28	$0.28	$0.28

7. Exercise of Outstanding Warrants

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

8. Share Repurchase

As of December 31, 2010, the Company’s Board of Directors has authorized repurchases of the Company’s issued and outstanding shares of common stock equal to 2,046,500 shares plus additional shares not to exceed $10.0 million. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

On January 12, 2011, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares after the $10.0 million in share repurchases has been completed.

For the years ended December 31, 2010, 2009 and 2008, the Company repurchased 728,413, 1,400 and 1,073,492 shares, respectively, at a cost of $8,169, $11 and $17,066, respectively, representing a weighted average cost of $11.21, $8.03 and $15.90 per share, respectively.

9. Stock-Based Compensation

Awards under the Stock Incentive Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. The Stock Incentive Plan limits the number of shares that may be initially awarded as restricted stock to 299,000, and the number of shares for which incentive stock options may be granted to 500,000. The total number of shares initially authorized in the Stock Incentive Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Stock Incentive Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The stock options and restricted stock awards vest over a five year period and are not subject to performance criteria. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. During 2010, the Company granted 208,000 stock options and 1,500 restricted stock awards to employees. There were no stock options or restricted stock awards granted in 2009. During 2008, the Company granted 15,000 stock options and 5,000 restricted stock awards to employees. During 2001, 2009, and 2008, stock options totaling 8,522, 12,780, and 32,741, respectively, were forfeited. No stock options or restricted stock awards were exercised in 2010, 2009, or 2008.

Total stock-based compensation expense recognized in the consolidated statement of operations and comprehensive income for the years ended December 31, 2010 and 2009 is shown in the following table (in thousands):

	2010	2009	2008
Stock compensation expense related to:
Stock options	$651	$575	$565
Restricted stock	723	794	712
Total related income tax expense	197	166	88
Total unrecognized compensation expense	$2,282	$2,568	$3,956

As of December 31, 2010, there were 361,959 and 160,231 vested stock options and restricted stocks awards, respectively. As of December 31, 2009, there were 236,897 and 109,896 vested stock options and restricted stock awards, respectively. The total unrecognized stock compensation expense related to non-vested stock options was $1,593 and $1,173, respectively, and the total unrecognized stock compensation expense related to non-vested restricted stock awards was $689 and $1,395, respectively, as of December 31, 2010 and 2009. The unrecognized stock compensation expense related to the non-vested stock options and restricted stock awards is expected to be recognized over a weighted average period of approximately 28.1 months and 22.5 months, respectively.

The fair values of stock options granted in 2010 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

Expected terms (years)	10.00
Expected stock price volatility	35.00%
Risk-free interest rate	1.93%
Expected dividend yield	3.00%
Weighted average fair value per option	$5.06

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

The assumptions used to calculate the fair value of future options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation expense in the Company’s consolidated statements of operations and comprehensive income (loss) over the requisite service period of the entire award. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant and evaluated and adjusted periodically to reflect the Company’s historical experience and future expectations. Any change in the forfeiture assumption is accounted for as a change in estimate, with the cumulative effect of the change on periods previously reported being reflected in the financial statements of the period in which the change is made.

The following table summarizes stock option activity for the year ended December 31, 2010:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2010	599,743	$14.36	7.07	$—
Granted	208,000	$10.20	9.73	355
Forfeited	(8,522)	14.35
Exercised	—
Cancelled	—

Outstanding as of December 31, 2010	799,221	$13.28	7.02	$—

Exercisable as of December 31, 2010	361,959	$13.96	5.88	$—

The aggregate intrinsic value of the stock options in the above table is $0 because the Company’s closing stock price of $11.90 on December 31, 2010 was below the weighted average exercise price of the stock options.

As of December 31, 2010, there were 291,949 shares of common stock available for issuance of future share-based awards. The following table presents additional information regarding options outstanding as of December 31, 2010:

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	554,797	6.01	$14.35
$14.50	3,924	6.01	$14.50
$14.86	7,500	6.47	$14.86
$15.22	5,000	6.63	$15.22
$15.47	5,000	6.67	$15.47
$13.83	15,000	7.75	$13.83
$10.60	3,000	9.52	$10.60
$10.19	205,000	9.73	$10.19

Outstanding as of December 31, 2010	799,221	7.02	$13.28

The following table summarizes restricted stock activity for the year ended December 31, 2010.

	Number of Shares	Weighted Average Remaining Contractual Life (years)
Outstanding as of January 1, 2010	251,675	7.04
Granted	1,500	9.52
Forfeited	—
Exercised	—
Cancelled	—

Outstanding as of December 31, 2010	253,175	6.06

Exercisable as of December 31, 2010	160,231	6.03

10. Statutory Financial Information

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

Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s domestic insurance subsidiaries did not have any permitted practices as of or for the year ended December 31, 2010.

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

Financial Information

The statutory surplus and statutory net income (loss) of Eastern Alliance, Allied Eastern, Eastern Advantage and Employers Security as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 was as follows (in thousands):

	Statutory Surplus as of December 31,		Net Income (Loss) for the Year Ended December 31,
	2010	2009	2010	2009	2008
Eastern Alliance	$47,471	$41,342	$3,843	$4,428	$4,643
Allied Eastern	$8,397	$8,534	$(195)	$214	$1,013
Eastern Advantage	$8,551	$8,231	$249	$46	$(583)
Employers Security	$10,566	$10,704	$(231)	$2,826	$1,845

Risk-Based Capital/Minimum Capital Requirements

Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer’s business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, Eastern Alliance, Allied Eastern, Eastern Advantage, and Employers Security maintained statutory-basis surplus in excess of minimum prescribed risk-based capital requirements as of December 31, 2010.

Under Cayman Islands regulations, Eastern Re is required to maintain minimum capital of $120.

Dividend Restrictions

The ability of Eastern Alliance, Allied Eastern, Eastern Advantage, and Employers Security to pay dividends to EIHI is limited by the laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that EIHI’s insurance subsidiaries may pay without the prior approval from the Pennsylvania Insurance Department and Indiana Insurance Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. The maximum dividend that may be paid by Eastern Alliance, Allied Eastern and Eastern Advantage in 2011, without prior approval from the Pennsylvania Insurance Department, is $4,747, $840 and $855, respectively. The maximum dividend that may be paid by Employers Security in 2011, without prior approval from the Indiana Insurance Department, is $1,056.

11. Fair Value Measurements

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of December 31, 2010:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of December 31, 2010 and 2009, excluding the segregated portfolio cell segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	12/31/10	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$23,344	$9,272	$14,072	$—
States, municipalities, and political subdivisions	32,621	—	32,621	—
Corporate securities	16,006	—	16,006	—
Residential mortgage-backed securities	25,759	—	25,759	—
Commercial mortgage-backed securities	289	—	289	—
Collateralized mortgage obligations	7,220	—	7,220	—
Other structured securities	773	—	773	—
Convertible bonds	18,140	—	18,140	—
Equity securities—available for sale	16,753	13,228	3,525	—

Total	$140,905	$22,500	$118,405	$—

		Fair Value Measurements at Reporting Date Using
	12/31/09	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$13,073	$8,989	$4,084	$—
States, municipalities, and political subdivisions	38,409	—	38,409	—
Corporate securities	14,014	—	14,014	—
Residential mortgage-backed securities	11,413	—	11,413	—
Commercial mortgage-backed securities	2,955	—	2,955	—
Collateralized mortgage obligations	5,248	—	5,248	—
Other structured securities	331	—	331	—
Convertible bonds	4,134	—	4,134	—
Equity securities—available for sale	11,440	8,976	2,464	—

Total	$101,017	$17,965	$83,052	$—

There were no transfers between Level 1 and Level 2 securities for the year ended December 31, 2010.

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

The Company’s equity securities consist primarily of mutual fund instruments for which there is an active market and quoted market prices; therefore, the Company has classified its mutual fund investments as Level 1 securities. The Company holds an investment in an international equity fund, which is included in equity securities on the consolidated balance sheets, that is considered a Level 2 security. The estimated fair value of the fund is based on the fund’s net asset value and the Company has the ability to redeem its investment at net asset value. Approximately 94.7% of the fund’s underlying investments were considered Level 1 securities as of December 31, 2009, the most recent date for which the Company has audited financial statements of the fund.

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

As of December 31, 2010 and 2009, the estimated fair values of the Company’s other long-term investments, by investment strategy, were as follows (in thousands):

	2010	2009
Multi-strategy fund of funds	$5,351	$3,923
Natural resources	2,515	1,291
Structured finance opportunity fund	2,892	2,410
Open-ended investment fund	629	573
Real estate	48	—

Total	$11,435	$8,197

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

As of December 31, 2010, the only restrictions on the Company’s ability to redeem its interest in its limited partnership investments relate to the timing of redemption (i.e., monthly, quarterly). There are no restrictions related to the amount the Company can redeem, in the event it chooses to redeem all or a portion of its interest in its limited partnership investments. The Company has no unfunded commitments related to these investments as of December 31, 2010.

The activity in the Company’s limited partnership investments for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$8,197	$7,592	$8,502
Contributions	2,186	—	3,000
Withdrawals	—	(461)	(370)
Unrealized change in interest	1,052	1,066	(3,540)

Balance, end of period	$11,435	$8,197	$7,592

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

12. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of December 31, 2010 and 2009 (in thousands):

2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$22,775	$575	$(6)	$23,344
States, municipalities, and political subdivisions	31,282	1,428	(89)	32,621
Corporate securities	36,462	1,130	(124)	37,468
Residential mortgage-backed securities	25,474	415	(130)	25,759
Commercial mortgage-backed securities	272	17	—	289
Collateralized mortgage obligations	7,177	117	(74)	7,220
Other structured securities	759	18	(4)	773

Total fixed income securities	124,201	3,700	(427)	127,474
Equity securities	17,002	3,906	(28)	20,880

Total fixed income and equity securities	$141,203	$7,606	$(455)	$148,354

2009	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$17,387	$359	$(13)	$17,733
States, municipalities, and political subdivisions	36,609	1,851	(51)	38,409
Corporate securities	38,150	1,695	(31)	39,814
Residential mortgage-backed securities	11,059	355	(1)	11,413
Commercial mortgage-backed securities	2,922	35	(2)	2,955
Collateralized mortgage obligations	5,382	87	(221)	5,248
Other structured securities	390	16	(75)	331

Total fixed income securities	111,899	4,398	(394)	115,903
Equity securities	13,104	2,855	(13)	15,946

Total fixed income and equity securities	$125,003	$7,253	$(407)	$131,849

Other structured securities include other asset-backed securities collateralized by home equity loans, auto loan receivables and manufactured homes.

Certain insurance departments in the states in which the Company is licensed to do business require a deposit to protect the Company’s policyholders should the Company become insolvent. In order to satisfy these requirements, the Company had fixed income securities with an estimated fair value of $11,442 and $10,699 on deposit with various insurance departments as of December 31, 2010 and 2009, respectively.

The amortized cost and estimated fair value of fixed income securities and convertible bonds as of December 31, 2010, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$6,189	$6,378
One through five years	65,772	67,992
Five through ten years	18,717	19,837
Greater than ten years	17,081	18,139
Mortgage-backed securities	32,923	33,268

Total	$140,682	$145,614

The gross unrealized losses and estimated fair value of fixed income securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of December 31, 2010 and 2009 are as follows (in thousands):

2010	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$860	$(6)	$—	$—	$860	$(6)
States, municipalities, and political subdivisions	5,914	(89)	—	—	5,914	(89)
Corporate securities	2,508	(25)	—	—	2,508	(25)
Residential mortgage-backed securities	10,921	(130)	—	—	10,921	(130)
Collateralized mortgage obligations	1,700	(19)	722	(55)	2,422	(74)
Other structured securities	446	(4)	—	—	446	(4)

Total fixed income securities	$22,349	$(273)	$722	$(55)	$23,071	$(328)

2009	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$3,582	$(13)	$—	$—	$3,582	$(13)
States, municipalities, and political subdivisions	2,340	(51)	—	—	2,340	(51)
Corporate securities	271	(5)	124	(1)	395	(6)
Residential mortgage-backed securities	388	(1)	—	—	388	(1)
Commercial mortgage-backed securities	1,017	(2)	—	—	1,017	(2)
Collateralized mortgage obligations	—	—	1,746	(221)	1,746	(221)
Other structured securities	—	—	256	(75)	256	(75)

Total fixed income securities	$7,598	$(72)	$2,126	$(297)	$9,724	$(369)

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

As of December 31, 2010, the Company held 51 fixed income securities with gross unrealized losses totaling $328. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to see the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of December 31, 2010.

Proceeds from the sale of fixed income securities totaled $42,218, $36,511, and $16,130 for the years ended December 31, 2010, 2009 and 2008, respectively. Proceeds from the sale of equity securities totaled $8,293, $6,346, and

$2,858 for the years ended December 31, 2010, 2009, and 2008, respectively. Proceeds from the sale of other long-term investments totaled $0, $461, and $370 for the years ended December 31, 2010, 2009, and 2008, respectively.

The gross realized gains and gross realized losses recognized by the Company as a result of the sale of investments were as follows for the years ended December 31, 2010, 2009, and 2008 (in thousands):

2010	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$1,561	$1,045	$—	$2,606
Gross realized losses	(203)	(18)	—	(221)

Net realized gains	$1,358	$1,027	$—	$2,385

2009	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$1,131	$610	$—	$1,741
Gross realized losses	(332)	(524)	—	(856)

Net realized gains	$799	$86	$—	$885

2008	Fixed Income Securities	Equity Securities	Other Invested Assets	Total
Gross realized gains	$565	$55	$—	$620
Gross realized losses	(381)	(62)	—	(443)

Net realized gains	$184	$(7)	$—	$177

For the years ended December 31, 2010, 2009 and 2008, the Company recorded other-than-temporary impairments, excluding the segregated portfolio cell reinsurance segment, related to its fixed income and equity securities totaling $6, $1,852 and $3,644, respectively. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $80, $749, and $1,211 for the years ended December 31, 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, the change in the estimated fair value of convertible bonds included in net realized investment (losses) gains in the consolidated statement of operations and comprehensive income totaled $1,166, $877 and $(623), respectively.

The change in the Company’s net unrealized gains and losses for the years ended December 31, 2010, 2009, and 2008 was as follows (in thousands):

2010	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$(1,034)	$150	$(884)
Tax effect	272	(355)	(83)

Change in net unrealized gains and losses	$(762)	$(205)	$(967)

2009	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$1,246	$7,508	$8,754
Tax effect	(373)	(1,681)	(2,054)

Change in net unrealized gains and losses	$873	$5,827	$6,700

2008	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$(647)	$(4,751)	$(5,398)
Tax effect	159	1,165	1,324

Change in net unrealized gains and losses	$(488)	$(3,586)	$(4,074)

Net investment income for the years ended December 31, 2010, 2009, and 2008 was as follows (in thousands):

	2010	2009	2008
Fixed income and convertible bond securities	$3,865	$4,634	$5,265
Equity securities	229	304	233
Cash and cash equivalents	45	96	658
Other	83	89	122

Gross investment income	4,222	5,123	6,278
Investment expenses	(857)	(670)	(568)

Net investment income	$3,365	$4,453	$5,710

For the years ended December 31, 2010, 2009 and 2008, the Company recognized an increase (decrease) of $1,052 and $1,066, and (3,540) respectively, related to its equity interest in limited partnerships. The Company’s limited partnership investments include a multi-strategy fund of funds, natural resource funds, a structured finance opportunity fund and open-ended investment fund and a real estate partnership. The Company obtains audited financial statements of its limited partnership investments on an annual basis. The total assets, total liabilities and results of operations of the limited partnerships in which the Company invests as of and for the year ended December 31, 2009, based on the limited partnerships’ audited financial statements, were as follows (in thousands):

	Total Assets	Total Liabilities	Results of Operations
Multi-strategy fund of funds	$536,626	$36,551	$89,292
Natural resource funds	$208,477	$19,411	$38,249
Structured finance opportunity fund	$254,611	$8,920	$48,520
Open-ended investment fund	$107,901	$961	$20,440
Real estate partnership	$3,843	$2,702	$(156)

13. Reserves for Unpaid Losses and LAE

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Balance, beginning of period	$89,509	$86,993	$70,569
Reinsurance recoverables on unpaid losses and LAE	8,512	7,835	4,742

Net balance, beginning of period	80,997	79,158	65,827
Net reserves acquired as a result of acquisition	—	—	7,004
Purchase accounting adjustments on acquisition date	—	—	537
Incurred related to:
Current year	77,019	64,108	53,544
Prior year	780	(4,836)	(3,255)

Total incurred before purchase accounting adjustments	77,799	59,272	50,289
Purchase accounting adjustments	(225)	(506)	(572)

Total incurred	77,574	58,766	49,717
Paid related to:
Current year	30,755	22,369	18,431
Prior year	39,717	34,558	25,496

Total paid	70,472	56,927	43,927

Net balance, end of period	88,099	80,997	79,158
Reinsurance recoverables on unpaid losses and LAE	7,864	8,512	7,835

Balance, end of period	$95,963	$89,509	$86,993

Incurred losses by segment were as follows for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$59,819	$19,767	$79,586
Current period discount	(1,901)	(666)	(2,567)
Prior year, gross of discount	—	(1,432)	(1,432)
Accretion of prior period discount	1,562	650	2,212

Total incurred before purchase accounting adjustments	59,480	18,319	77,799
Purchase accounting adjustments	(204)	(21)	(225)

Total incurred	$59,276	$18,298	$77,574

Incurred losses by segment were as follows for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$48,325	$17,773	$66,098
Current period discount	(1,343)	(647)	(1,990)
Prior year, gross of discount	(3,749)	(2,753)	(6,502)
Accretion of prior period discount	1,075	591	1,666

Total incurred before purchase accounting adjustments	44,308	14,964	59,272
Purchase accounting adjustments	(465)	(41)	(506)

Total incurred	$43,843	$14,923	$58,766

Incurred losses by segment were as follows for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$39,880	$15,274	$55,154
Current period discount	(1,078)	(532)	(1,610)
Prior year, gross of discount	(2,703)	(1,960)	(4,663)
Accretion of prior period discount	928	480	1,408

Total incurred before purchase accounting adjustments	37,027	13,262	50,289
Purchase accounting adjustments	(492)	(80)	(572)

Total incurred	$36,535	$13,182	$49,717

For the years ended December 31, 2010, 2009 and 2008, the Company increased (decreased) its workers’ compensation and segregated portfolio cell reinsurance reserves for unpaid losses and LAE, including the accretion of prior period discount, by the following amounts (in thousands):

	2010	2009	2008
Workers’ compensation insurance	$1,562	$(2,674)	$(1,775)
Segregated portfolio cell reinsurance	(782)	(2,162)	(1,480)

Total	$780	$(4,836)	$(3,255)

Workers’ Compensation Insurance

For the years ended December 31, 2010, 2009 and 2008, the Company increased (decreased) its workers’ compensation insurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2010	2009	2008
2009	$—	$—	$—
2008	—	—	—
2007	—	(1,170)	(1,203)
2006	—	(1,504)	(400)
2005	—	—	(650)
2004	—	(250)	(200)
2003	—	(325)	(100)
2002	—	(500)	—
2001 and prior	—	—	(150)

Total before discount accretion	—	(3,749)	(2,703)
Discount accretion	1,562	1,075	928

Total	$1,562	$(2,674)	$(1,775)

For the year ended December 31, 2010, the Company did not recognize any development on prior accident period workers’ compensation reserves.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year workers’ compensation reserves of $3.7 million, representing 6.8% of the Company’s estimated workers’ compensation reserves as of December 31, 2008 and 5.1% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2009. The favorable development arose primarily from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs. Furthermore, the Company was able to settle a large amount of Pennsylvania claims via compromise and release, which is a lump sum cash payment in exchange for a full and final claim settlement. Management attributes the large amount of compromise and release claim closures to the difficult economic conditions and the claimants’ choosing a lump sum cash settlement over the continuation of a workers’ compensation annuity payment.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year workers’ compensation reserves of $2.7 million, representing 6.3% of the Company’s estimated workers’ compensation reserves as of December 31, 2007 and 4.1% of the Company’s workers’ compensation net premiums earned for the year ended December 31, 2008. The favorable development arose primarily from accident year 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting the continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs and an improved economy in the Company’s underwriting territories during the first nine months of 2008.

Segregated Portfolio Cell Reinsurance

For the years ended December 31, 2010, 2009 and 2008, the Company (decreased) increased its segregated portfolio cell reinsurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2010	2009	2008
2009	$(1,372)	$—	$—
2008	(418)	(1,506)	—
2007	423	(247)	(1,011)
2006	(12)	(663)	(1,023)
2005	103	76	402
2004	(124)	(268)	(232)
2003	(51)	68	(47)
2002	(10)	(24)	(26)
2001 and prior	29	(189)	(23)

Total before discount accretion	(1,432)	(2,753)	(1,960)
Discount accretion	650	591	480

Total	$(782)	$(2,162)	$(1,480)

The Company estimates and records reserves for its segregated portfolio cell reinsurance segment in the same manner as for its workers’ compensation insurance segment. Furthermore, the Company’s underwriting, claim administration and risk management services are consistent between its workers’ compensation insurance and segregated portfolio cell reinsurance segments. This is because the workers’ compensation and segregated portfolio cell reinsurance segments derive their books of business from the same general business demographics and geography. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

For the year ended December 31, 2010, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $1.4 million, representing 5.6% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2009 and 5.8% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2009. The favorable development arose primarily from accident years 2008 and 2009, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.8 million, representing 12.6% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2008 and 11.1% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2008. The favorable development arose primarily from accident years 2006 and 2008, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs.

For the year ended December 31, 2008, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.0 million, representing 9.4% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2007 and 8.4% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2008. The favorable development arose primarily from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs and an improved economy in the Company’s underwriting territories during the first nine months of 2008.

14. Reinsurance

The Company purchases reinsurance to manage its loss exposure. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company.

The following table provides a summary of the Company’s premiums on a direct, assumed, ceded, and net basis for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010		2009		2008
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$98,045	$90,414	$82,043	$77,931	$73,307	$70,308
Assumed premiums	30,232	29,332	29,747	29,009	29,765	27,233
Ceded premiums	(11,656)	(10,594)	(8,858)	(8,428)	(7,906)	(7,626)

Net premiums before purchase accounting	116,621	109,152	102,932	98,512	95,166	89,915
Purchase accounting adjustment	—	—	(596)	(596)	(513)	(513)

Net premiums	$116,621	$109,152	$102,336	$97,916	$94,653	$89,402

The following table provides a summary of the Company’s losses and loss adjustment expenses incurred on a direct, assumed, ceded and net basis for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	2010	2009	2008
Direct losses and LAE incurred	$61,193	$45,654	$37,444
Assumed losses and LAE incurred	18,611	16,002	14,321
Ceded losses and LAE incurred	(2,005)	(2,384)	(1,477)

Net losses and LAE incurred before purchase accounting	77,799	59,272	50,288
Purchase accounting adjustment	(225)	(506)	(571)

Net losses and LAE	$77,574	$58,766	$49,717

15. Income Taxes

The components of the income tax provision from continuing operations for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	2010	2009	2008
Current tax expense	$369	$1,596	$4,124
Deferred tax expense (benefit)	873	906	(3,170)

Income tax expense	$1,242	$2,502	$954

In addition to the income tax provision, the net deferred tax asset decreased $1,471 and $3,283 in 2010 and 2009, respectively, as a result of changes in the unrealized gains and losses related to the Company’s fixed income and equity securities portfolio. The net deferred tax asset was also increased by $179 in 2010 and decreased by $127 in 2009 related to changes in the unrecognized benefit plan gains. The tax effect of these items is recorded directly to accumulated other comprehensive income, which is a component of shareholders’ equity.

The provision for income taxes from continuing operations for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands):

	2010	2009	2008
Income tax expense at statutory rate	$1,460	$2,952	$1,054
Tax-exempt interest	(403)	(518)	(353)
Other	185	68	253

Income tax expense	$1,242	$2,502	$954

The components of the net deferred tax asset as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Reserve discounting	$2,244	$2,157
Unearned/advance premiums	2,948	2,468
Other-than-temporary investment impairments	1,869	1,705
Policyholder dividends	518	372
Stock compensation expense	943	799
Other	690	317

Total deferred tax assets	9,212	7,818

Deferred tax liabilities:
Intangible assets	1,790	2,239
Unrealized gain on investments	3,207	1,736
Deferred acquisition costs	1,555	1,214
Basis difference in limited partnerships	717	207
Basis difference in foreign operations	912	664
Other	310	415

Total deferred tax liabilities	8,491	6,475

Net deferred tax asset	$721	$1,343

As of December 31, 2010, the net deferred tax asset of $721 has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that the Company will generate sufficient future taxable income to utilize these net future tax deductions. The amount of the net deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are decreased.

As of December 31, 2010, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $11,545 as of December 31, 2010. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of December 31, 2010.

As of December 31, 2010, the Company has no tax positions for which management believes a provision for uncertainty is necessary. The Company’s federal income tax returns for tax years subsequent to December 31, 2006 are subject to examination by the Internal Revenue Service.

16. Employee Benefit Plans

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the years ended December 31, 2010 and 2009 were as follows (in thousands, except share data):

	As of and for the Years Ended December 31,
	2010	2009
Suspense shares	485,875	560,625
Allocated shares	261,625	186,875
Shares committed to be released	74,750	74,750
Average price per share	$10.36	$8.76
Stock compensation expense	$774	$655

Suspense shares represent shares held by the ESOP that have not been allocated to participant accounts. Allocated shares have been earned and allocated to participant accounts, while shares committed to be released have been earned, but have not yet been allocated to participant accounts.

As of December 31, 2010 and 2009, the estimated fair value of unearned ESOP shares were $4,259 and $4,256, respectively.

For the years ended December 31, 2010, 2009, and 2008 the Company made a cash contribution of $958, $937, and $858 to the ESOP, respectively. The ESOP used these contributions, along with dividends received on the unallocated shares of the Company’s stock held by the ESOP, to make the semi-annual principal and interest payments to the Company related to the outstanding balance of the promissory note. Dividends used by the ESOP to fund the semi-annual principal and interest payments totaled $142, $163, and $242 in 2010, 2009, and 2008, respectively. The transactions between the Company and the ESOP are considered non-cash transactions for purposes of the consolidated statements of cash flows.

Defined Contribution Plan

The Company sponsors a contributory defined contribution plan covering eligible employees. Employees are eligible to participate in the defined contribution plan upon the attainment of 21 years of age. The Company provides a matching contribution up to 75% of the first 4% of an employee’s contributions. Employees are immediately vested in the employer matching contributions regardless of years of service. The Company’s contributions to the defined contribution plan for the years ended December 31, 2010, 2009, and 2008 totaled $297, $309, and $237, respectively.

Employees may invest the contributions to their account in a variety of mutual funds. The estimated fair values of the mutual fund investments are based on quoted net asset values; therefore, the estimated fair values are considered Level 1 fair value measurements.

Other Benefit Plans

The Company also sponsors a non-contributory defined benefit pension plan (the “pension plan”) and a defined benefit postretirement plan (the “postretirement plan”), both of which are frozen as to the earning of additional benefits.

As of December 31, 2010 and 2009, the projected benefit obligation, fair value of plan assets and funded status of the pension plan and the postretirement plan were as follows (in thousands):

	Pension Plan		Postretirement Plan
	2010	2009	2010	2009
Projected benefit obligation at end of year	$7,093	$6,020	$256	$311
Fair value of plan assets at end of year	6,631	6,135	—	—
Funded status	462	(115)	256	311

Based on the funded status of the pension plan as of December 31, 2010, the Company does not anticipate making a contribution in 2011.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Pension Plan		Postretirement Plan
	2010	2009	2010	2009
Weighted average discount rate	5.50%	6.00%	4.70%	5.30%
Rate of increase in compensation levels	N/A	N/A	3.50%	3.50%

The net periodic benefit cost incurred by the Company for the years ended December 31, 2010, 2009 and 2008 totaled $17, $68, and $(59) for the pension plan and $(7), $(5), and $(3) for the postretirement plan.

The assumptions used in the measurement of the Company’s net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table:

	Pension Plan			Postretirement Plan
	2010	2009	2008	2010	2009	2008
Weighted average discount rate	6.00%	6.00%	6.50%	5.30%	6.18%	6.10%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A	N/A	3.50%	3.50%	3.50%

Benefits paid totaled $117, $39, and $234 for the pension plan and $2, $1, and $21 for the postretirement plan for the years ended December 31, 2010, 2009, and 2008, respectively. The estimated future benefits to be paid over the next ten years related to the pension plan are as follows (in thousands):

Pension Plan
2011	97
2012	182
2013	197
2014	213
2015	270
2016-2020	1,849

Total	$2,808

The estimated future benefits to be paid over the next ten years related to the postretirement plan are expected to be minimal. The only benefits currently being paid by the Company under the postretirement plan relate to life insurance premiums for certain retirees.

The pension plan’s assets were comprised of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Equity securities	$768	$601
Fixed income securities	5,863	5,534

Total	$6,631	$6,135

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

The primary investment objective of the pension plan is to achieve maximum rates of return commensurate with safety of principal. The pension plan asset allocation is reviewed annually to determine whether the portfolio mix is within an acceptable range of the target allocation. Target asset allocations are based on asset and liability studies with the goal to enhance the expected return of the pension plan portfolio while maintaining acceptable levels of risk. As of December 31, 2010 the target asset allocation for the portfolio is 10% equity securities and 90% fixed income securities.

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

17. Segment Information

The Company currently operates in three business segments. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2010, 2009 and 2008.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance and corporate/other segments totaling approximately $4,469, $4,054 and $4,188 for the years ended December 31, 2010, 2009 and 2008, respectively.

Corporate/Other

The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the non-segregated portfolio cell reinsurance results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors. The Company cancelled the non-segregated portfolio cell reinsurance contracts in 1999 and the Company non-renewed the contract for its 10% interest in the segregated portfolio cell on a run-off basis effective April 1, 2009.

The following table represents the segment results for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$84,447	$24,705	$—	$109,152
Net investment income	2,421	556	388	3,365
Change in equity interest in limited partnerships	891	—	161	1,052
Net realized investment gains (losses)	2,479	1,065	(79)	3,465
Other revenue	—	—	582	582

Total revenue	90,238	26,326	1,052	117,616

Expenses:
Losses and LAE incurred	59,275	18,299	—	77,574
Acquisition and other underwriting expenses	5,330	7,547	(1,603)	11,274
Other expenses	15,416	257	6,370	22,043
Amortization of intangibles	—	—	1,284	1,284
Policyholder dividend expense	1,040	—	—	1,040
Segregated portfolio dividend expense	—	223	6	229

Total expenses	81,061	26,326	6,057	113,444

Income (loss) from continuing operations before income taxes	9,177	—	(5,005)	4,172
Income tax expense (benefit) from continuing operations	2,849	—	(1,607)	1,242

Net income (loss) from continuing operations	$6,328	$—	$(3,398)	$2,930

Total assets from continuing operations	$264,267	$55,803	$2,594	$322,664

The following table represents the segment results for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$73,213	$24,703	$—	$97,916
Net investment income	3,313	691	449	4,453
Change in equity interest in limited partnerships	845	—	221	1,066
Net realized investment (losses) gains	(237)	(625)	23	(839)
Other revenue	—	—	643	643

Total revenue	77,134	24,769	1,336	103,239

Expenses:
Losses and LAE incurred	43,843	14,923	—	58,766
Acquisition and other underwriting expenses	6,207	7,500	(1,455)	12,252
Other expenses	13,754	123	6,509	20,386
Amortization of intangibles	—	—	1,732	1,732
Policyholder dividend expense	432	—	—	432
Segregated portfolio dividend expense	—	2,223	(985)	1,238

Total expenses	64,236	24,769	5,801	94,806

Income (loss) from continuing operations before income taxes	12,898	—	(4,465)	8,433
Income tax expense (benefit) from continuing operations	3,778	—	(1,276)	2,502

Net income (loss) from continuing operations	$9,120	$—	$(3,189)	$5,931

Total assets from continuing operations	$243,855	$57,382	$(19,123)	$282,114

The following table represents the segment results for the year ended December 31, 2008 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$65,962	$23,440	$—	$89,402
Net investment income	4,045	1,112	553	5,710
Change in equity interest in limited partnerships	(3,051)	—	(489)	(3,540)
Net realized investment (losses) gains	(4,174)	(1,381)	244	(5,311)
Other revenue	119	—	734	853

Total revenue	62,901	23,171	1,042	87,114

Expenses:
Losses and LAE incurred	36,535	13,182	—	49,717
Acquisition and other underwriting expenses	4,920	7,238	(1,745)	10,413
Other expenses	10,915	286	8,693	19,894
Amortization of intangibles	—	—	1,373	1,373
Policyholder dividend expense	551	—	—	551
Segregated portfolio dividend expense	—	2,465	(310)	2,155

Total expenses	52,921	23,171	8,011	84,103

Income (loss) from continuing operations before income taxes	9,980	—	(6,969)	3,011
Income tax expense (benefit) from continuing operations	3,151	—	(2,197)	954

Net income (loss) from continuing operations	$6,829	$—	$(4,772)	$2,057

Total assets from continuing operations	$234,989	$51,975	$(20,767)	$266,197

18. Commitments and Contingencies

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

The Company maintains regional offices in North Carolina, Indiana, Tennessee and Pittsburgh, Pennsylvania and leases office space in each of these locations under multi-year operating leases.

Minimum monthly lease commitments for the remainder of the office lease terms are as follows (in thousands):

2011	$1,049
2012	1,077
2013	989
2014	991
2015	977
2016 thereafter	1,144

Total	$6,227

Rent expense totaled $918, $1,084, and $953 for the years ended December 31, 2010, 2009 and 2008, respectively.

19. Junior Subordinated Debentures

On May 15, 2008, the Company called its junior subordinated debentures at par. The Company paid cash of $8,400 to satisfy its outstanding obligation related to the debentures, including accrued interest of $253.

For the year ended December 31, 2008, the Company incurred interest expense of $468 related to the junior subordinated debentures.

20. Loan Payable

The Company repaid the loan during 2010. The Company incurred interest expense of $33 and $46 related to the loan for the years ended December 31, 2010, 2009 and 2008, respectively.

21. Related Party Transactions

The Company has an agreement with Alliance Impairment Management, Inc. (“AIM”), which provides case management services to certain of the Company’s insurance subsidiaries. For the years ended December 31, 2010, 2009, and 2008, the Company paid fees to AIM totaling approximately $3,200, $2,600 and $2,200, respectively. Bruce Eckert, the Company’s Vice Chairman (Chief Executive Officer as of December 31, 2010), is an investor in AIM.

22. Subsequent Events

Management performed an evaluation of subsequent events and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of December 31, 2010.

23. Quarterly Financial Data (Unaudited, in thousands, except per share data)

2010	March 31	June 30	September 30	December 31
Total revenue from continuing operations	$27,604	$25,934	$31,565	$32,513
Income from continuing operations	$1,466	$155	$1,900	$651
Net income from continuing	$945	$279	$1,168	$538
Basic earnings per share from continuing operations	$0.10	$0.03	$0.13	$0.08
Diluted earnings per share from continuing operations	$0.10	$0.03	$0.13	$0.08

2009	March 31	June 30	September 30	December 31
Total revenue from continuing operations	$24,462	$25,718	$26,824	$26,235
Income from continuing operations	$1,198	$2,272	$2,908	$2,055
Net income from continuing	$147	$2,075	$2,074	$1,635
Basic earnings per share from continuing operations	$0.02	$0.22	$0.22	$0.18
Diluted earnings per share from continuing operations	$0.02	$0.22	$0.22	$0.18

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2010.

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

Item 9B—Other Information

None

PART III

Item 10—Directors and Officers of the Registrant

Incorporated by reference from the Company’s 2011 Proxy Statement.

Item 11—Executive Compensation

Incorporated by reference from the Company’s 2011 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s 2011 Proxy Statement.

Item 13—Certain Relationships and Related Transactions

Incorporated by reference from the Company’s 2011 Proxy Statement.

Item 14—Principal Accountant Fees and Services

Incorporated by reference from the Company’s 2011 Proxy Statement.

Part IV

Item 15—Exhibits, Financial Statement Schedules

a)	(1) Financial Statements.

The following consolidated financial statements are filed as part of this report in Item 8:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income (Loss) for Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedules for the years 2010, 2009 and 2008 are submitted herewith:

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
Kevin M. Shook, Executive Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature

/s/ MICHAEL L. BOGUSKI Michael L. Boguski	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2011

/s/ KEVIN M. SHOOK Kevin M. Shook	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2011

/s/ ROBERT M. MCALAINE Robert M. McAlaine	Chairman and Director	March 8, 2011

/s/ BRUCE M. ECKERT Bruce M. Eckert	Vice Chairman and Director	March 8, 2011

/s/ PAUL R. BURKE Paul R. Burke	Director	March 8, 2011

/s/ RONALD L. KING Ronald L. King	Director	March 8, 2011

/s/ SCOTT C. PENWELL Scott C. Penwell	Director	March 8, 2011

/s/ JOHN O. SHIRK John O. Shirk	Director	March 8, 2011

/s/ W. LLOYD SNYDER III W. Lloyd Snyder III	Director	March 8, 2011

/s/ CHARLES H. VETTERLEIN, JR. Charles H. Vetterlein, Jr.	Director	March 8, 2011

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Eastern Insurance Holdings, Inc., Eastern Acquisition Corp. and Employers Security Holding Company, dated as of August 6, 2008. (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Current Report on Form 8-K filed on August 7, 2008)

2.2	Agreement and Plan of Merger among Security American Financial Enterprises, Inc., Security Life Insurance Company of America, Eastern Insurance Holdings, Inc., and Eastern Life and Health Insurance Company dated as of May 4, 2010 (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Form 8-k filed on May 4, 2010).

2.3	Stock Purchase Agreement by and among Eastern Atlantic Holdings Ltd., Eastern Insurance Holdings, Inc., and Eastern Re Ltd., SPC, dated as of December 9, 2010 (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Form 8-K filed on December 9, 2010)

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

4.1	Form of Stock Certificate of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 4.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.1	Transition Agreement, dated March 4, 2005, between Educators Insurance Company and Alex T. Schneebacher (Incorporated by reference from Exhibit 10.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.2	Employee Stock Ownership Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.3	Stock Compensation Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.3 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.4	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Bruce M. Eckert (Incorporated by reference from Exhibit 10.4 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.5	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Michael L. Boguski (Incorporated by reference from Exhibit 10.5 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.6	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Kevin M. Shook (Incorporated by reference from Exhibit 10.6 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.7	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Robert A. Gilpin (Incorporated by reference from Exhibit 10.7 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.8	Employment Agreement, dated March 17, 2005, between Eastern Holding Company, Ltd. and Suzanne M. Emmet (Incorporated by reference from Exhibit 10.8 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.9	Coinsurance Agreement, effective October 1, 2003, between Educators Mutual Life Insurance Company and London Life Reinsurance Company (Incorporated by reference from Exhibit 10.10 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.10	Agreement of Sale for IBSi (Incorporated by reference from Exhibit 10.26 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.11	Officer Retention Agreement dated March 4, 2005, between M. Christine Gimber and Educators Mutual Life Insurance Company (Incorporated by reference from Exhibit 10.27 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

Exhibit Number	Description
10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

10.13	Loan Agreement, effective December 17, 2007, between Eastern Insurance Holdings, Inc. and Fulton Bank (Incorporated by reference to Exhibit 10.13 to EIHI’s Form 10-K filed on March 14, 2008)

10.14	Eastern Insurance Holdings, Inc. 2008 Agency Stock Purchase Plan, effective July 1, 2008 (Incorporated by reference to Exhibit 99.1 to EIHI’s Registration Statement No. 333-151706 on Form S-3 filed on June 17, 2008)

14.1	Eastern Insurance Holdings, Inc. Code of Conduct and Ethics (Incorporated by reference from Exhibit 14 to EIHI’s Current Report on Form 8-K filed on February 14, 2008.

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (filed herewith as Exhibit 21.1)

23.1	Consent of PricewaterhouseCoopers LLP, dated March 8, 2011 (filed herewith as Exhibit 23.1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2010

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$22,775	$23,344	$23,344
States, municipalities and political subdivisions	31,282	32,621	32,621
Convertibles and bonds with warrants attached	16,481	18,140	18,140
All other corporate bonds	70,144	71,509	71,509

Total fixed maturities	140,682	145,614	145,614

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	17,002	20,880	20,880

Total equity securities	17,002	20,880	20,880

Other long-term investments	10,271	11,435	11,435

Total investments	$167,955	$177,929	$177,929

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheets

December 31, 2010 and 2009

(In thousands, except share data)

	2010	2009
ASSETS
Investment in common stock of subsidiaries (equity method)	$95,111	$132,624
Cash and cash equivalents	1,649	918
Fixed income securities, at estimated fair value (amortized cost, $17,044; $—)	17,022	—
Equity securities, at estimated fair value (cost, $251; $242)	354	242
Intangible assets	6,163	7,448
Goodwill	10,752	10,752
Federal income taxes recoverable	181	675
Other assets	5,999	4,691

Total assets	$137,231	$157,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,060	$138
Deferred tax liability, net	1,144	2,041
Due to subsidiaries, net	316	1,306

Total liabilities	2,520	3,485

Equity:
Series A preferred stock, par value $0; authorized shares—5,000,000; no shares issued and outstanding	—	—
Common stock, par value $0, authorized shares—20,000,000; issued—11,784,514 and 11,783,014, respectively; outstanding—8,964,344 and 9,691,257, respectively	—	—
Unearned ESOP compensation	(4,111)	(4,859)
Additional paid-in capital	114,472	113,049
Treasury stock, at cost (2,820,170 and 2,091,757 shares, respectively)	(40,835)	(32,666)
Accumulated other comprehensive income:
Unrealized gains in investments, net of taxes	4,425	5,573
Unrecognized benefit plan gains, net of taxes	(604)	(270)
Retained Earnings	61,364	73,038

Total stockholders’ equity	134,711	153,865

Total liabilities and stockholders’ equity	$137,231	$157,350

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Revenue
Investment income, net of expenses	$380	$424	$594
Net realized investment gains	1,008	105	276

Total revenue	1,388	529	870

Expenses:
Other expenses	4,203	3,512	4,767
Amortization of intangibles	1,284	1,732	1,373

Total expenses	5,487	5,244	6,140

Loss before income tax expense	(4,099)	(4,715)	(5,270)
Income tax benefit	(871)	(1,276)	(1,532)

Loss before equity in income of subsidiaries	(3,228)	(3,439)	(3,738)
Equity in (loss) income of subsidiaries	(5,957)	11,840	(13,645)

Net (loss) income	$(9,185)	$8,401	$(17,383)

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

For the Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(9,185)	$8,401	$(17,383)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	5,957	(11,840)	13,645
Dividends from subsidiaries	—	25,750	28,500
Gain on sale of investments	(1,008)	—	—
Stock compensation	2,148	2,025	2,353
Intangible asset amortization	1,284	1,732	1,373
Deferred income tax provision	(272)	(338)	(376)
Other	(102)	(951)	(435)

Net cash (used in) provided by operating activities	(1,178)	24,779	27,677

Cash flows from investing activities:
Purchase of fixed income securities	(25,684)	—	—
Purchase of equity securities	(9)	—	—
Proceeds from sale of fixed income securities	8,330	—	—
Proceeds from maturities/calls of fixed income securities	213	—	—
Acquisition of ESHC	—	—	(12,277)
Merger of Eastern Holding Company. Ltd. into EIHI	136
Capital contributions to subsidiaries	(2,658)	(23,015)	(4,326)
Sale of Eastern Life	32,352	—	—

Net cash provided by (used in) investing activities	12,680	(23,015)	(16,603)

Cash flows from financing activities:
Repurchase of common stock	(8,169)	(11)	(17,066)
Shareholder dividends	(2,489)	(2,540)	(2,488)
Tax expense related to equity awards	23	—	—

Net cash used in financing activities	(10,635)	(2,551)	(19,554)

Net increase (decrease) in cash and cash equivalents	867	(787)	(8,480)
Cash and cash equivalents at beginning of period	782	1,569	10,049

Cash and cash equivalents at end of period	$1,649	$782	$1,569

Cash received during the year for:
Income taxes	$(900)	$(232)	$(1,889)

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule III—Supplementary Schedule Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue
December 31, 2010
Workers’ compensation insurance	$4,443	$68,911	$41,629	$—	$84,447
Segregated portfolio cell reinsurance	3,278	26,190	11,856	—	24,705
Corporate and other	—	862	—	—	—

Total	$7,721	$95,963	$53,485	$—	$109,152

December 31, 2009
Workers’ compensation insurance	$3,468	$62,850	$34,969	$—	$73,213
Segregated portfolio cell reinsurance	3,019	25,659	11,047	—	24,703
Corporate and other	—	1,000	—	—	—

Total	$6,487	$89,509	$46,016	$—	$97,916

December 31, 2008
Workers’ compensation insurance	$2,617	$61,141	$30,941	$—	$65,962
Segregated portfolio cell reinsurance	2,849	24,852	10,367	—	23,440
Corporate and other	—	1,000	—	—	—

Total	$5,466	$86,993	$41,308	$—	$89,402

	Column G	Column H	Column I	Column J	Column K
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DPAC	Other Operating Expenses	Premiums Written
December 31, 2010
Workers’ compensation insurance	$2,421	$59,275	$3,468	$18,318	$91,107
Segregated portfolio cell reinsurance	556	18,299	3,019	4,785	25,514
Corporate and other	388	—	—	6,051	—

Total	$3,365	$77,574	$6,487	$29,154	$116,621

December 31, 2009
Workers’ compensation insurance	$3,313	$43,843	$3,059	$17,334	$76,953
Segregated portfolio cell reinsurance	691	14,923	2,849	4,774	25,383
Corporate and other	449	—	—	6,786	—

Total	$4,453	$58,766	$5,908	$28,894	$102,336

December 31, 2008
Workers’ compensation insurance	$4,045	$36,535	$2,159	$14,227	$68,563
Segregated portfolio cell reinsurance	1,112	13,182	2,137	5,387	26,090
Corporate and other	553	—	—	8,321	—

Total	$5,710	$49,717	$4,296	$27,935	$94,653

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule IV—Reinsurance

For the years ended December 31, 2010, 2009 and 2008

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums Earned
For the year ended December 31, 2010

Premiums:
Property and liability insurance	$90,414	$10,594	$29,332	$109,152	26.9%
For the year ended December 31, 2009

Premiums:
Property and liability insurance	$77,335	$8,428	$29,009	$97,916	29.6%
For the year ended December 31, 2008

Premiums:
Property and liability insurance	$69,795	$7,626	$27,233	$89,402	30.5%

Eastern Insurance Holdings, Inc.

Schedule VI—Supplemental Information

For the year ended December 31, 2010

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adj. Expenses	Discount if any Deducted in Column C	Unearned Premiums	Net Earned Premiums	Net Investment Income
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2010	$7,721	$95,963	$4,633	$53,485	$109,152	$2,977
Year ended December 31, 2009	$6,487	$89,509	$4,256	$46,016	$97,916	$4,004
Year ended December 31, 2008	$5,466	$86,993	$4,145	$41,308	$89,402	$5,157

	Column H Losses and LAE Incurred		Column I	Column J	Column K
	Current Period	Prior Year	Amortization of DPAC	Paid Losses and Adjustment Expenses	Net Written Premiums
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2010	$76,794	$780	$6,486	$70,472	$116,621
Year ended December 31, 2009	$63,602	$(4,836)	$5,908	$56,927	$102,336
Year ended December 31, 2008	$52,972	$(3,255)	$4,296	$43,927	$94,653