Form 10-Q
period 2011-03-31
Eastern Insurance Holdings, Inc.
filed 2011-05-05
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No par Value)	Number of Shares Outstanding as of May 3, 2011 8,411,192
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31 2011	December 31 2010
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $118,262; $124,201)	$121,104	$127,474
Convertible bonds, at estimated fair value (amortized cost, $16,278; $16,481)	18,441	18,140
Equity securities, at estimated fair value (cost, $19,785; $17,002)	24,555	20,880
Other long-term investments, at estimated fair value (cost, $10,290; $10,271)	11,986	11,435

Total investments	176,086	177,929

Cash and cash equivalents	47,596	45,855
Accrued investment income	1,143	1,195
Premiums receivable (net of allowance, $225; $225)	56,626	46,402
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	12,997	12,285
Deferred acquisition costs	9,152	7,721
Deferred income taxes, net	629	721
Federal income taxes recoverable	83	918
Intangible assets	5,909	6,163
Goodwill	10,752	10,752
Other assets	14,663	12,723

Total assets	$335,636	$322,664

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$98,766	$95,963
Unearned premium reserves	66,955	53,485
Advance premium	175	482
Accounts payable and accrued expenses	15,238	15,707
Ceded reinsurance balances payable	9,200	7,371
Segregated portfolio cell dividend payable	13,393	13,355
Policyholder dividends payable	1,633	1,590

Total liabilities	205,360	187,953

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,784,514 and 11,784,514, respectively; outstanding – 8,445,111 and 8,964,344, respectively	—	—
Unearned ESOP compensation	(3,927)	(4,111)
Additional paid in capital	114,855	114,472
Treasury stock, at cost (3,339,403 and 2,820,170 shares, respectively)	(47,368)	(40,835)
Retained earnings	62,641	61,364
Accumulated other comprehensive income, net	4,075	3,821

Total shareholders’ equity	130,276	134,711

Total liabilities and shareholders’ equity	$335,636	$322,664

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011 and 2010

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2011	2010
REVENUE
Net premiums earned	$29,877	$25,340
Net investment income	1,025	1,047
Change in equity interest in limited partnerships	551	259
Net realized investment gains	830	812
Other revenue	183	146

Total revenue	32,466	27,604

EXPENSES
Losses and loss adjustment expenses incurred	19,345	17,147
Acquisition and other underwriting expenses	3,418	3,284
Other expenses	5,894	5,025
Amortization of intangibles	254	321
Policyholder dividend expense	308	178
Segregated portfolio dividend expense	526	183

Total expenses	29,745	26,138

Income from continuing operations before income taxes	2,721	1,466
Income tax expense from continuing operations	841	521

Net income from continuing operations	$1,880	$945

Discontinued operations (Note 3):
Income from discontinued operations before income taxes	—	1,218
Income tax expense	—	261

Net income from discontinued operations	—	957

Net income	$1,880	$1,902

Other comprehensive income:
Unrealized holding gains arising during period, net of tax of $265 and $957	492	1,778
Amortization of unrecognized benefit plan amounts, net of tax of $2 and $1	2	3
Less: Reclassification adjustment for gains included in net income, net of tax of $129 and $310	240	575

Other comprehensive income	254	1,206

Comprehensive income	$2,134	$3,108

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Earnings per share (See Note 4):
Basic earnings per share:
Income from continuing operations	$0.22	$0.10
Income from discontinued operations	$—	$0.10
Diluted earnings per share:
Income from continuing operations	$0.22	$0.10
Income from discontinued operations	$—	$0.10
Cash dividends per share	$0.07	$0.07

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2011 and 2010

(Unaudited, in thousands, except share data)

	Outstanding Shares		Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other	Total
	Series A Preferred Stock	Common Capital Stock						Comprehensive Income, Net of Tax
Balance, January 1, 2011	—	8,964,344	—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711
ESOP shares released	—	—	—	184	29	—	—	—	213
Equity awards	—	—	—	—	354	—	—	—	354
Repurchase of common stock	—	(519,233)	—	—	—	(6,533)	—	—	(6,533)
Shareholder dividend	—	—	—	—	—	—	(603)	—	(603)
Net income	—	—	—	—	—	—	1,880	—	1,880
Other comprehensive income, net of tax	—	—	—	—	—	—	—	254	254

Balance, March 31, 2011	—	8,445,111	—	$(3,927)	$114,855	$(47,368)	$62,641	$4,075	$130,276

	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2010	—	9,691,257	—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865
ESOP shares released	—	—	—	184	25	—	—	—	209
Equity awards	—	—	—	—	368	—	—	—	368
Shareholder dividend	—	—	—	—	—	—	(678)	—	(678)
Net income	—	—	—	—	—	—	1,902	—	1,902
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,206	1,206

Balance, March 31, 2010	—	9,691,257	—	$(4,675)	$113,442	$(32,666)	$74,262	$6,509	$156,872

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited, in thousands)

	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$1,880	$945
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	159	172
Amortization of bond premium/discount	85	124
Net realized investment gains	(914)	(812)
Change in equity interest in limited partnerships	(551)	(259)
Deferred tax expense	24	272
Stock compensation	583	541
Intangible asset amortization	254	321
Changes in assets and liabilities:
Accrued investment income	52	(75)
Premiums receivable	(10,224)	(8,611)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(712)	(506)
Deferred acquisition costs	(1,431)	(1,123)
Other assets	(1,923)	(996)
Reserves for unpaid losses and loss adjustment expenses	2,803	(233)
Unearned and advance premium	13,163	10,555
Ceded reinsurance balances payable	1,829	1,260
Accounts payable and accrued expenses	(465)	(1,004)
Segregated portfolio cell dividend payable	(106)	431
Policyholder dividends payable	43	(10)
Federal income taxes recoverable/payable	835	1,050

Net cash provided by operating activities – continuing operations	5,384	2,042
Net cash used in operating activities – discontinued operations	—	(283)

Net cash provided by operating activities	5,384	1,759

Cash flows from investing activities:
Purchase of fixed income securities	(6,532)	(19,640)
Purchase of equity securities	(2,908)	(998)
Proceeds from sale of fixed income securities	8,917	15,099
Proceeds from maturities/calls of fixed income securities	4,045	5,468
Proceeds from sale of equity securities	162	1,236
Purchase of equipment, net	(175)	(71)

Net cash provided by investing activities – continuing operations	3,509	1,094
Net cash used in investing activities – discontinued operations	—	(7,890)

Net cash provided by (used in) investing activities	3,509	(6,796)

Cash flows from financing activities:
Repurchase of common stock	(6,533)	—
Shareholder dividend	(603)	(678)
Repayment of loan principal	—	(250)
Income taxes related to stock compensation	(16)	36

Net cash used in financing activities	(7,152)	(892)

Net increase (decrease) in cash and cash equivalents	1,741	(5,929)
Cash and cash equivalents, beginning of period	45,855	50,437
Reclassification to discontinued operations	—	7,755

Cash and cash equivalents, end of period	$47,596	$52,263

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation and reinsurance products through its direct and indirect wholly-owned subsidiaries, Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Employers Security Insurance Company (“Employers Security”), Employers Alliance, Inc. (“Employers Alliance”), Eastern Re Ltd., SPC (“Eastern Re”), and Eastern Services Corporation (“Eastern Services”), collectively referred to as the “Company.”

The Company currently operates in three segments: workers’ compensation insurance, segregated portfolio cell reinsurance, and corporate/other.

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair statement of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 4, 2011.

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

Recent Accounting Pronouncements

Deferred Acquisition Costs

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the accounting for costs related to the acquisition or renewal of insurance contracts. The new guidance provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under the new guidance, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company expects to adopt this new guidance effective January 1, 2012 and apply it retrospectively to prior periods for purposes of consistency across all periods presented. Upon adoption, the Company expects to reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. Management does not expect the adoption of the new guidance to have a material effect on the Company’s financial condition or results of operations.

3. Discontinued Operations

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”). Atlantic RE was a Cayman Islands reinsurance company formed for the purpose of transferring certain assets and liabilities related to EIHI’s run-off specialty reinsurance segment as part of the sale. As a result of the sale, the results of operations for the portion of the run-off specialty reinsurance segment that was transferred to Atlantic RE have been reflected as discontinued operations for the three months ended March 31, 2010. The portion of the run-off specialty reinsurance segment that was not sold has been reclassified to the corporate/other segment. For the three months ended March 31, 2010, the run-off specialty reinsurance segment reported net premiums earned and revenue of $6 and $496, respectively. The run-off specialty reinsurance segment reported income before income taxes of $422 for the three months ended March 31, 2010.

On June 21, 2010, EIHI completed the sale of Eastern Life and Health Insurance Company (“Eastern Life”). As a result of the sale, Eastern Life’s operations, which were reported as the group benefits insurance segment, have been reflected as discontinued operations for the three months ended March 31, 2010. For the three months ended March 31, 2010, the group benefits insurance segment reported net premiums earned and revenue of $9,176 and $9,872, respectively. The group benefits insurance segment reported income before income taxes of $791 for the three months ended March 31, 2010.

4. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended March 31, 2011 and 2010, there were 955,452 and 814,879 stock options and restricted stock awards , respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three months ended March 31, 2011 and 2010 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income for basic and diluted earnings per share	$1,880	$1,902

Less: Dividends declared – common and unvested restricted share units	(603)	(678)

Undistributed earnings	1,277	1,224

Percent allocated to common shareholders	99.3%	98.3%

	1,268	1,204

Add: Dividends declared – common shares	599	667

	$1,867	$1,871

Denominator for basic earnings per share	8,334,511	9,065,183

Effect of dilutive securities	96,944	36,539

Denominator for diluted earnings per common share	8,431,455	9,101,722

Basic earnings per share:
Income from continuing operations	$0.22	$0.10
Income from discontinued operations	$—	$0.10
Diluted earnings per share:
Income from continuing operations	$0.22	$0.10
Income from discontinued operations	$—	$0.10
Cash dividends per share	$0.07	$0.07

5. Fair Value Measurements

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of March 31, 2011:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of March 31, 2011 and December 31, 2010, excluding the segregated portfolio cell reinsurance segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	3/31/11	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$18,506	$9,784	$8,722	$—
States, municipalities, and political subdivisions	32,283	—	32,283	—
Corporate securities	15,032	—	15,032	—
Residential mortgage-backed securities	26,284	—	26,284	—
Commercial mortgage-backed securities	243	—	243	—
Collateralized mortgage obligations	6,521	—	6,521	—
Other structured securities	452	—	452	—
Convertible bonds	18,441	—	18,441	—
Equity securities – available for sale	20,227	16,608	3,619	—

Total	$137,989	$26,392	$111,597	$—

		Fair Value Measurements at Reporting Date Using
	12/31/10	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$23,344	$9,272	$14,072	$—
States, municipalities, and political subdivisions	32,621	—	32,621	—
Corporate securities	16,006	—	16,006	—
Residential mortgage-backed securities	25,759	—	25,759	—
Commercial mortgage-backed securities	289	—	289	—
Collateralized mortgage obligations	7,220	—	7,220	—
Other structured securities	773	—	773	—
Convertible bonds	18,140	—	18,140	—
Equity securities – available for sale	16,753	13,228	3,525	—

Total	$140,905	$22,500	$118,405	$—

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

The Company’s equity securities consist primarily of mutual fund instruments for which there is an active market and quoted market prices; therefore, the Company has classified its mutual fund investments as Level 1 securities. The Company holds an investment in an international equity fund that is not traded on an active exchange market and, therefore, is considered a Level 2 security. Approximately 94.1% of the international equity fund’s underlying investments were considered Level 1 securities as of December 31, 2010, the most recent date for which the Company has audited financial statements of the fund.

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

As of March 31, 2011 (unaudited) and December 31, 2010, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	3/31/11	12/31/10
Multi-strategy fund of funds	$5,616	$5,351
Natural resources	2,701	2,515
Structured finance opportunity fund	3,021	2,892
Open-ended investment fund	648	629
Real estate	—	48

Total	$11,986	$11,435

The activity in the Company’s limited partnership investments for the three months ended March 31, 2011 and 2010 was as follows (unaudited, in thousands):

	3/31/11	3/31/10
Balance, beginning of period	$11,435	$8,197
Contributions	—	—
Withdrawals	—	—
Change in interest	551	259

Balance, end of period	$11,986	$8,456

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

6. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of March 31, 2011 and December 31, 2010 (unaudited, in thousands):

March 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$18,077	$452	$(23)	$18,506
States, municipalities, and political subdivisions	30,997	1,333	(47)	32,283
Corporate securities	35,939	1,002	(126)	36,815
Residential mortgage-backed securities	26,117	347	(180)	26,284
Commercial mortgage-backed securities	228	15	—	243
Collateralized mortgage obligations	6,445	94	(18)	6,521
Other structured securities	459	—	(7)	452

Total fixed income securities	118,262	3,243	(401)	121,104
Equity securities	19,785	4,808	(38)	24,555

Total fixed income and equity securities	$138,047	$8,051	$(439)	$145,659

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$22,775	$575	$(6)	$23,344
States, municipalities, and political subdivisions	31,282	1,428	(89)	32,621
Corporate securities	36,462	1,130	(124)	37,468
Residential mortgage-backed securities	25,474	415	(130)	25,759
Commercial mortgage-backed securities	272	17	—	289
Collateralized mortgage obligations	7,177	117	(74)	7,220
Other structured securities	759	18	(4)	773

Total fixed income securities	124,201	3,700	(427)	127,474
Equity securities	17,002	3,906	(28)	20,880

Total fixed income and equity securities	$141,203	$7,606	$(455)	$148,354

Other structured securities include other asset-backed securities collateralized by home equity loans, credit card receivables and manufactured homes.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of March 31, 2011 (unaudited, in thousands) and December 31, 2010 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$5,146	$(23)	$—	$—	$5,146	$(23)
States, municipalities, and political subdivisions	3,577	(48)	—	—	3,577	(48)
Corporate securities	2,572	(32)	—	—	2,572	(32)
Residential mortgage-backed securities	13,701	(180)	—	—	13,701	(180)
Collateralized mortgage obligations	1,680	(18)	—	—	1,680	(18)
Other structured securities	443	(7)	—	—	443	(7)

Total fixed income securities	27,119	(308)	—	—	27,119	(308)
Equity securities	48	(4)	—	—	48	(4)

Total fixed income and equity securities	$27,167	$(312)	$—	$—	$27,167	$(312)

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$860	$(6)	$—	$—	$860	$(6)
States, municipalities, and political subdivisions	5,914	(89)	—	—	5,914	(89)
Corporate securities	2,508	(25)	—	—	2,508	(25)
Residential mortgage-backed securities	10,921	(130)	—	—	10,921	(130)
Collateralized mortgage obligations	1,700	(19)	722	(55)	2,422	(74)
Other structured securities	446	(4)	—	—	446	(4)

Total fixed income securities	22,349	(273)	722	(55)	23,071	(328)

As of March 31, 2011, the Company held 52 fixed income securities with gross unrealized losses totaling $308. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to the current liquidity issues in the fixed income markets or to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of March 31, 2011.

As of March 31, 2011, the Company held one equity security with a gross unrealized loss of $4.

There were no other-than-temporary impairments for the three months ended March 31, 2011. The Company recognized other-than-temporary impairments of $15 for the three months ended March 31, 2010.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three months ended March 31, 2011 and 2010 (unaudited, in thousands):

	2011	2010
Balance, beginning of period	$95,963	$89,509
Reinsurance recoverables on unpaid losses and LAE	7,864	8,512

Net balance, beginning of period	88,099	80,997
Incurred related to:
Current year	19,459	16,435
Prior year	(114)	712

Total incurred	19,345	17,147
Paid related to:
Current year	2,822	2,930
Prior year	14,918	13,751

Total paid	17,740	16,681

Net balance, end of period	89,704	81,463
Reinsurance recoverables on unpaid losses and LAE	9,062	8,181

Balance, end of period	$98,766	$89,644

Incurred losses by segment were as follows for the three months ended March 31, 2011 and 2010, respectively (unaudited, in thousands):

March 31, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$15,985	$4,382	$20,367
Current period discount	(680)	(228)	(908)
Prior year, gross of discount	—	(699)	(699)
Accretion of prior period discount	337	248	585

Total incurred	$15,642	$3,703	$19,345

March 31, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$12,770	$4,515	$17,285
Current period discount	(634)	(216)	(850)
Prior year, gross of discount	—	(733)	(733)
Accretion of prior period discount	704	741	1,445

Total incurred	$12,840	$4,307	$17,147

The Company’s results of operations include favorable development in its segregated portfolio cell reinsurance segment of $699 for the three months ended March 31, 2011, compared to favorable development of $733 for the same period in 2010. The favorable development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves.

8. Segment Information

The Company currently operates in three business segments. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the three months ended March 31, 2011 and 2010.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance and corporate/other segments totaling approximately $1,661 and $1,411 for the three months ended March 31, 2011 and 2010, respectively.

Corporate/Other

The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the non-segregated portfolio cell reinsurance results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors. The Company cancelled the non-segregated portfolio cell reinsurance contracts in 1999 on a run-off basis and continues to have exposure for outstanding claims as of March 31, 2011. The Company non-renewed the contract for its 10% interest in the segregated portfolio cell on a run-off basis effective April 1, 2009.

The following table represents the segment results for the three months ended March 31, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$23,582	$6,295	$—	$29,877
Net investment income	877	109	39	1,025
Change in equity interest in limited partnerships	468	—	83	551
Net realized investment gains	760	37	33	830
Other revenue	—	—	183	183

Total revenue	25,687	6,441	338	32,466

Expenses:
Losses and LAE incurred	15,642	3,703	—	19,345
Acquisition and other underwriting expenses	2,108	1,874	(564)	3,418
Other expenses	3,697	69	2,128	5,894
Amortization of intangibles	—	—	254	254
Policyholder dividend expense	308	—	—	308
Segregated portfolio dividend expense	—	795	(269)	526

Total expenses	21,755	6,441	1,549	29,745

Income (loss) from continuing operations before income taxes	3,932	—	(1,211)	2,721
Income tax expense from continuing operations	1,276	—	(435)	841

Net income (loss) from continuing operations	$2,656	$—	$(776)	$1,880

Total assets	$291,193	$60,239	$(15,796)	$335,636

The following table represents the segment results for the three months ended March 31, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$19,455	$5,885	$—	$25,340
Net investment income	830	151	66	1,047
Change in equity interest in limited partnerships	205	—	54	259
Net realized investment gains (losses)	450	565	(203)	812
Other revenue	—	—	146	146

Total revenue	20,940	6,601	63	27,604

Expenses:
Losses and LAE incurred	12,840	4,307	—	17,147
Acquisition and other underwriting expenses	1,970	1,792	(478)	3,284
Other expenses	3,511	66	1,448	5,025
Amortization of intangibles	—	—	321	321
Policyholder dividend expense	178	—	—	178
Segregated portfolio dividend expense	—	436	(253)	183

Total expenses	18,499	6,601	1,038	26,138

Income (loss) from continuing operations before income taxes	2,441	—	(975)	1,466
Income tax expense (benefit) from continuing operations	715	—	(194)	521

Net income (loss) from continuing operations	$1,726	$—	$(781)	$945

Total assets	$252,642	$61,732	$(26,654)	$287,720

9. Commitments and Contingencies

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

10. Subsequent Events

Management performed an evaluation of subsequent events and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of Eastern Insurance Holdings, Inc. (the “Company”) and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. You should carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 4, 2011.

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

Overview

The Company reported net income from continuing operations of $1.9 million for the three months ended March 31, 2011, compared to net income of $945,000 for the same period in 2010. The combined ratio totaled 97.8% for the three months ended March 31, 2011, compared to a combined ratio of 102.4% for the same period in 2010.

The improvement in the consolidated combined ratio primarily reflects growth in net earned premium and a reduction in the calendar period loss ratio from 67.7% in 2010 to 64.7% in 2011. The increase in net earned premium primarily reflects new business writings, an increase in the renewal retention rate and renewal rate increases, as well as a decrease in premium returned to customers as a result of premium audits. The decrease in the calendar period loss ratio primarily reflects a decrease in the accident period loss ratio in the segregated portfolio cell reinsurance segment. The 2010 accident period loss ratio in the segregated portfolio cell reinsurance segment was negatively impacted by an increase in reported claims in certain segregated portfolio cells.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, segregated portfolio cell reinsurance and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of March 31, 2011, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of March 31, 2011 and December 31, 2010, the Company’s reserves for unpaid losses and LAE were reduced by $5.0 million and $4.6 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and corporate/other segments as of March 31, 2011 (unaudited) and December 31, 2010 are summarized below (in thousands):

March 31, 2011	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/Other	Total
Case/tabular reserves	$40,516	$12,040	$—	$52,556
Case incurred development, IBNR, and unallocated LAE reserves	29,865	11,436	797	42,098
Amount of discount	(3,778)	(1,173)	—	(4,951)

Net reserves	66,603	22,303	797	89,703
Reinsurance recoverables on unpaid losses and LAE	5,668	3,395	—	9,063

Reserves for unpaid losses and LAE	$72,271	$25,698	$797	$98,766

December 31, 2010	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/Other	Total
Case/tabular reserves	$35,758	$11,618	$—	$47,376
Case incurred development, IBNR, and unallocated LAE reserves	32,124	12,369	862	45,355
Amount of discount	(3,435)	(1,198)	—	(4,633)

Net reserves	64,447	22,789	862	88,098
Reinsurance recoverables on unpaid losses and LAE	4,464	3,401	—	7,865

Reserves for unpaid losses and LAE	$68,911	$26,190	$862	$95,963

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three months ended March 31, 2011, the Company recognized other-than-temporary impairments of $0, compared to $15,000 for the same period in 2010. As of March 31, 2011, the Company held securities with gross unrealized losses of $312,000, excluding those securities in the segregated portfolio cell reinsurance segment, of which $0 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying issuers, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

The Company did not recognize any other-than-temporary impairments related to its equity securities for the three months ended March 31, 2011.

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

The Company did not recognize any other-than-temporary impairments related to its fixed income securities for the three months ended March 31, 2011.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in other long-term investments in the consolidated statement of operations. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three months ended March 31, 2011 or 2010.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of March 31, 2011 to its workers’ compensation insurance segment. The goodwill impairment test, performed as of September 30 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

We did not evaluate goodwill for impairment as of March 31, 2011 as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2010.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of March 31, 2011, the Company recorded a net deferred tax asset of $629,000. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of March 31, 2011, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $11,433 as of March 31, 2011. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of March 31, 2011.

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

Recent Accounting Pronouncements

Deferred Acquisition Costs

In October 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the accounting for costs related to the acquisition or renewal of insurance contracts. The new guidance provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under the new guidance, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company expects to adopt this new guidance effective January 1, 2012 and apply it retrospectively to prior periods for purposes of consistency across all periods presented. Upon adoption, the Company expects to reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. Management does not expect the adoption of the new guidance to have a material effect on the Company’s financial condition or results of operations.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended March 31, 2011 and 2010 (unaudited, in thousands):

	2011	2010
Net premiums written	$43,348	$36,414

Net premiums earned	$29,877	$25,340
Net investment income	1,025	1,047
Change in equity interest in limited partnerships	551	259
Net realized investment gains	830	812
Other revenue	183	146

Consolidated revenue	$32,466	$27,604

The increase in consolidated revenue primarily reflects the increase in net premiums written from 2010 to 2011 and the increase in the Company’s equity interest in limited partnerships.

The components of consolidated net income, by segment, for the three months ended March 31, 2011 and 2010 were as follows (unaudited, in thousands):

	2011	2010
Workers’ compensation insurance	$2,656	$1,726
Segregated portfolio cell reinsurance	—	—
Corporate/other	(776)	(781)

Consolidated net income from continuing operations	$1,880	$945

The increase in consolidated net income from continuing operations primarily reflects the decrease in the combined ratio in the workers’ compensation insurance segment.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended March 31, 2011 and 2010 (unaudited, in thousands):

	2011	2010
Revenue:
Direct premiums written	$46,601	$38,874
Reinsurance premiums assumed	332	265
Ceded premiums written	(13,967)	(11,640)

Net premiums written	32,966	27,499
Change in unearned premiums	(9,384)	(8,044)

Net premiums earned	23,582	19,455
Net investment income	877	830
Change in equity interest in limited partnerships	468	205
Net realized investment gains	760	450

Total revenue	$25,687	$20,940

Expenses:
Losses and LAE incurred	$15,642	$12,840
Acquisition and other underwriting expenses	2,108	1,970
Other expenses	3,697	3,511
Policyholder dividend expense	308	178

Total expenses	21,755	18,499

Income before income taxes	3,932	2,441
Income tax expense	1,276	715

Net income	$2,656	$1,726

The workers’ compensation insurance ratios were as follows for the three months ended March 31, 2011 and 2010:

	2011	2010
Loss and LAE ratio	66.3%	66.0%
Expense ratio	24.6%	28.2%
Policyholders’ dividend ratio	1.3%	0.9%

Combined ratio	92.2%	95.1%

Premiums

The increase in direct premiums written primarily reflects new business sales of $9.4 million, an increase in the renewal retention rate, a decrease in return audit premium to customers, and renewal rate increases of 3.9%. The renewal retention rate increased from 88.0% in 2010 to 90.4% in 2011. For the three months ended March 31, 2011, the Company returned premium to customers totaling $134,000 in the aggregate related to its traditional and alternative market books of business, compared to $590,000 of return premium to customers for the same period in 2010, a difference of $456,000. The Company recognized additional premium from customers of $272,000 related to its traditional book of business for the three months ended March 31, 2011, compared to $382,000 of return premium to customers for the same period in 2010, a difference of $654,000.

Net Investment Income

Net investment income was consistent from 2010 to 2011. The average yield on the fixed income portfolio was 3.34% as of March 31, 2011, compared to 3.46% as of March 31, 2010.

Net Realized Investment Losses

The increase in net realized investment gains primarily reflects an increase in the estimated fair value of the Company’s convertible bond portfolio.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio from 2010 to 2011, partially offset by additional audit premium in 2011, compared to return audit premium in 2010. The calendar period loss and LAE ratio was impacted by additional audit premium to the Company of $272,000 for the three months ended March 31, 2011, which decreased the 2011 loss and LAE ratio by 0.8 points compared to return audit premium to policyholders of $382,000 for the same period in 2010, which increased the 2010 loss and LAE ratio by 1.3 points. There was no prior year reserve development recognized in 2011 or 2010.

Acquisition and Other Underwriting Expenses

The acquisition and other underwriting expense ratio decreased from 10.1% in 2010 to 8.9% in 2011. The decrease primarily reflects the improvement in audit premium from 2010 to 2011 and a decrease in the Security Fund accrual. During the first quarter of 2011, management received financial information from the Security Fund that reported a fund balance in excess of the $500 million minimum fund balance. Based on the fund balance, management determined that an assessment based on 2011 premium is not probable and, therefore, a liability related to the Security Fund was not recorded as of March 31, 2011. If the financial condition of the Security Fund were to deteriorate significantly, a liability may be recorded in future periods.

Other Expenses

The other expense ratio decreased from 18.0% in 2010 to 15.7% in 2011. The decrease primarily reflects the impact of the increase in net premiums earned.

Policyholder Dividends

The increase in the policyholder dividend expense reflects the loss experience of dividend paying policies. For the three months ended March 31, 2011 and 2010, 10.6% and 12.4%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three months ended March 31, 2011 and 2010 was 32.5% and 29.3%, respectively. The primary difference between the statutory rate of 35.0% and the effective tax rate primarily reflects tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended March 31, 2011 and 2010 (unaudited, in thousands):

	2011	2010
Revenue:
Reinsurance premiums assumed	$11,244	$9,702
Ceded premiums written	(862)	(787)

Net premiums written	10,382	8,915
Change in unearned premiums	(4,087)	(3,030)

Net premiums earned	6,295	5,885
Net investment income	109	151
Net realized investment gains	37	565

Total revenue	$6,441	$6,601

Expenses:
Losses and LAE incurred	$3,703	$4,307
Acquisition and other underwriting expenses	1,874	1,792
Other expenses	69	66
Segregated portfolio dividend expense (1)	795	436

Total expenses	6,441	6,601

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended March 31, 2011 and 2010:

	2011	2010
Loss and LAE ratio	58.8%	73.2%
Expense ratio	30.9%	31.6%

Combined ratio	89.7%	104.8%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business sales of $1.8 million, an increase in the renewal retention rate, and renewal rate increases of 4.8%, partially offset by an increase in return audit premium to customers. The renewal retention rate increased from 90.0% in 2010 to 91.6% in 2011. For the three months ended March 31, 2011, the Company returned audit premium to customers totaling $406,000, compared to $208,000 of return audit premium to customers for the same period in 2010.

Net Investment Income

The decrease in net investment income primarily reflects a decrease in fixed income securities from 2010 to 2011.

Net Realized Investment Gains (Losses)

The decrease in net realized investment gains primarily reflects a reduction in investment sales activity from 2010 to 2011.

Losses and LAE

The decrease in the calendar period loss and LAE ratio primarily reflects a decrease in the accident period loss ratio, partially offset by decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 69.9% and 85.6% for the three months ended March 31, 2011 and 2010, respectively. The 2010 accident period loss ratio reflected an increase in reported claims in certain segregated cells during the first quarter of 2010. Favorable loss reserve development totaled $699,000 and $733,000 for the three months ended March 31, 2011 and 2010, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three months ended March 31, 2011 and 2010.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The corporate/other segment reported a net loss of $776,000 for the three months ended March 31, 2011, compared to a net loss of $781,000 for the same period in 2010.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $335.6 million at March 31, 2011, compared to $322.7 million at December 31, 2010. The increase in consolidated assets primarily reflects an increase in premiums receivable and deferred acquisition costs, which are higher as of March 31 as a result of the high volume of workers’ compensation business with a January 1 effective date. The increase is also attributable to an increase in other assets, primarily reflecting an increase in deductible recoverables, prepaid reinsurance premiums and prepaid premium taxes. These increases were partially offset by a decrease in federal income taxes recoverable, which primarily reflects the estimated tax liability based on the Company’s results of operations for the three months ended March 31, 2011.

Consolidated liabilities totaled $205.3 million at March 31, 2011, compared to $188.0 million at December 31, 2010. The increase in consolidated liabilities primarily reflects an increase in unearned premiums and ceded reinsurance balances payable, which are higher as of March 31 as a result of the high volume of workers’ compensation business with a January 1 effective date.

Consolidated equity totaled $130.3 million at March 31, 2011, compared to $134.7 million at December 31, 2010. The decrease in consolidated equity primarily reflects the Company’s stock buyback activity, net income for the three months ended March 31, 2011 and the first quarter 2011 shareholder dividend.

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

CASH FLOWS

Cash flows from continuing operations for the three months ended March 31, 2011 and 2010 were as follows (unaudited, in thousands):

	2011	2010
Cash flows provided by operating activities	$5,384	$1,805
Cash flows provided by investing activities	3,509	1,094
Cash flows used in financing activities	(7,152)	(892)

Net increase in cash and cash equivalents	$1,741	$2,007

The increase in cash flows provided by operating activities primarily reflects the increase in direct premiums written. The increase in cash flows from investing activities primarily reflects the sale of investments to fund the Company’s stock buyback program. The increase in cash used in financing activities primarily reflects the stock buyback program.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2011, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolio. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities.

There have been no material changes in the Company’s market risk since December 31, 2010. Additional disclosures related to the Company’s market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2011.

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

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2011. There were no purchases of our common stock during the three months ended March 31, 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1-31, 2011	129,110	$12.34	129,110	988,506
February 1-28, 2011	31,976	$13.02	31,976	956,530
March 1-31, 2011	358,147	$12.57	358,147	598,383

Total	519,233	$12.54	519,233

(a)	As of March 31, 2011, the Company may repurchase up to an additional 598,383 shares of its common stock under the current stock buyback program authorized by the Board of Directors.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: May 5, 2011	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: May 5, 2011	By:	/S/ KEVIN M. SHOOK
Kevin M. Shook,
Executive Vice President, Treasurer and Chief Financial Officer