Form 10-Q
period 2011-06-30
Eastern Insurance Holdings, Inc.
filed 2011-08-04
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2011,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No Par Value)	Number of Shares Outstanding as of August 3, 2011 8,130,026
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30 2011	December 31 2010
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $120,890; $124,201)	$124,739	$127,474
Convertible bonds, at estimated fair value (amortized cost, $17,012; $16,481)	18,813	18,140
Equity securities, at estimated fair value (cost, $21,159; $17,002)	25,042	20,880
Other long-term investments, at estimated fair value (cost, $10,282; $10,271)	12,081	11,435

Total investments	180,675	177,929

Cash and cash equivalents	46,716	45,855
Accrued investment income	1,054	1,195
Premiums receivable (net of allowance, $225; $225)	54,769	46,402
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	12,462	12,285
Deferred acquisition costs	9,223	7,721
Deferred income taxes, net	—	721
Federal income taxes recoverable	1,359	918
Intangible assets	5,655	6,163
Goodwill	10,752	10,752
Other assets	14,696	12,723

Total assets	$337,361	$322,664

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$100,637	$95,963
Unearned premium reserves	65,157	53,485
Advance premium	421	482
Accounts payable and accrued expenses	16,258	15,707
Ceded reinsurance balances payable	9,082	7,371
Segregated portfolio cell dividend payable	14,390	13,355
Policyholder dividends payable	1,841	1,590
Deferred income taxes, net	41	—

Total liabilities	$207,827	$187,953

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,784,514 and 11,784,514; respectively; outstanding – 8,232,770 and 8,964,344, respectively	—	—
Unearned ESOP compensation	(3,741)	(4,111)
Additional paid in capital	115,263	114,472
Treasury stock, at cost (3,551,744 and 2,820,170 shares, respectively)	(50,161)	(40,835)
Retained earnings	64,118	61,364
Accumulated other comprehensive income, net	4,055	3,821

Total shareholders’ equity	129,534	134,711

Total liabilities and shareholders’ equity	$337,361	$322,664

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
REVENUE
Net premiums earned	$32,207	$25,926	$62,085	$51,266
Net investment income	908	730	1,934	1,777
Change in equity interest in limited partnerships	95	(5)	646	254
Net realized investment gains (losses)	975	(862)	1,805	(50)
Other revenue	79	145	262	291

Total revenue	34,264	25,934	66,732	53,538

EXPENSES
Losses and loss adjustment expenses incurred	20,818	18,377	40,164	35,524
Acquisition and other underwriting expenses	3,308	2,541	6,726	5,825
Other expenses	6,044	5,202	11,933	10,220
Amortization of intangibles	254	321	508	642
Policyholder dividend expense	306	223	619	408
Segregated portfolio dividend expense	663	(885)	1,188	(702)

Total expenses	31,393	25,779	61,138	51,917

Income from continuing operations before income taxes	2,871	155	5,594	1,621
Income tax expense (benefit) from continuing operations	881	(124)	1,722	397

Net income from continuing operations	$1,990	$279	$3,872	$1,224

Discontinued operations (Note 3):
Loss from discontinued operations before income taxes	—	(1,385)	—	(167)
Income tax expense	—	343	—	604

Net loss from discontinued operations	—	(1,728)	—	(771)

Net income (loss)	$1,990	$(1,449)	$3,872	$453

Other comprehensive (loss) income
Unrealized holding gains arising during period, net of tax of $455, $144, $720 and $648	846	268	1,338	1,204
Amortization of unrecognized benefit plan amounts, net of tax of $2, $2, $3, and $4	3	3	5	6
Less: Reclassification adjustment for gains included in net (loss) income, net of tax of $468, $906, $597, and $762	869	1,682	1,109	1,415

Other comprehensive (loss) income	(20)	(1,411)	234	(205)

Comprehensive income (loss)	$1,970	$(2,860)	$4,106	$248

Earnings per share (See Note 4):	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Basic earnings per share:
Income from continuing operations	$0.25	$0.03	$0.47	$0.14
Loss from discontinued operations	N/A	$(0.19)	N/A	$(0.09)
Diluted earnings per share:
Income from continuing operations	$0.25	$0.03	$0.47	$0.13
Loss from discontinued operations	N/A	$(0.19)	N/A	$(0.09)

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2011

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2011

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, April 1, 2011	—	8,445,111	—	$(3,927)	$114,855	$(47,368)	$62,641	$4,075	$130,276
ESOP shares released	—	—	—	186	50	—	—	—	236
Equity awards	—	—	—	—	358	—	—	—	358
Repurchase of common stock	—	(212,341)	—	—	—	(2,793)	—	—	(2,793)
Shareholder dividend	—	—	—	—	—	—	(513)	—	(513)
Net income	—	—	—	—	—	—	1,990	—	1,990
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(20)	(20)

Balance, June 30, 2011	—	8,232,770	—	$(3,741)	$115,263	$(50,161)	$64,118	$4,055	$129,534

Six Months Ended June 30, 2011

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2011	—	8,964,344	—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711
ESOP shares released	—	—	—	370	79	—	—	—	449
Equity awards	—	—	—	—	712	—	—	—	712
Repurchase of common stock	—	(731,574)	—	—	—	(9,326)	—	—	(9,326)
Shareholder dividend	—	—	—	—	—	—	(1,118)	—	(1,118)
Net income	—	—	—	—	—	—	3,872	—	3,872
Other comprehensive income, net of tax	—	—	—	—	—	—	—	234	234

Balance, June 30, 2011	—	8,232,770	—	$(3,741)	$115,263	$(50,161)	$64,118	$4,055	$129,534

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2010

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2010

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, April 1, 2010	—	9,691,257	—	$(4,675)	$113,442	$(32,666)	$74,262	$6,509	$156,872
ESOP shares released	—	—	—	187	5	—	—	—	192
Equity awards	—	—	—	—	324	—	—	—	324
Repurchase of common stock	—	(318,556)	—	—	—	(3,448)	—	—	(3,448)
Shareholder dividend	—	—	—	—	—	—	(590)	—	(590)
Net loss	—	—	—	—	—	—	(1,449)	—	(1,449)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,411)	(1,411)

Balance, June 30, 2010	—	9,372,701	—	$(4,488)	$113,771	$(36,114)	$72,223	$5,098	$150,490

Six Months Ended June 30, 2010

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2010	—	9,691,257	—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865
ESOP shares released	—	—	—	371	30	—	—	—	401
Equity awards	—	—	—	—	692	—	—	—	692
Repurchase of common stock	—	(318,556)	—	—	—	(3,448)	—	—	(3,448)
Shareholder dividend	—	—	—	—	—	—	(1,268)	—	(1,268)
Net income	—	—	—	—	—	—	453	—	453
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(205)	(205)

Balance, June 30, 2010	—	9,372,701	—	$(4,488)	$113,771	$(36,114)	$72,223	$5,098	$150,490

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited, in thousands)

	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$3,872	$1,224
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	347	351
Amortization of bond premium/discount	273	412
Net realized investment gains	(1,918)	(79)
Change in equity interest in limited partnerships	(646)	(254)
Deferred tax expense (benefit)	686	(59)
Stock compensation	1,184	1,058
Intangible asset amortization	508	642
Changes in assets and liabilities:
Accrued investment income	141	(2)
Premiums receivable	(8,367)	(5,719)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(177)	(473)
Deferred acquisition costs	(1,502)	(1,250)
Other assets	(1,777)	(425)
Reserves for unpaid losses and loss adjustment expenses	4,674	259
Unearned and advance premium	11,611	8,933
Ceded reinsurance balances payable	1,711	(224)
Accounts payable and accrued expenses	557	(1,407)
Segregated portfolio cell dividend payable	828	(2,872)
Policyholder dividends payable	251	(48)
Federal income taxes recoverable/payable	(441)	282

Net cash provided by operating activities – continuing operations	11,815	349
Net cash used in operating activities – discontinued operations	—	(2,995)

Net cash provided by (used in) operating activities	11,815	(2,646)

Cash flows from investing activities:
Purchase of fixed income securities	(22,473)	(36,044)
Purchase of equity securities	(6,999)	(1,871)
Purchase of other long-term investments	—	(2,186)
Proceeds from sale of fixed income securities	17,755	21,361
Proceeds from maturities/calls of fixed income securities	7,921	11,172
Proceeds from equity securities	3,852	1,472
Proceeds from sale of ELH	—	534
Purchase of equipment, net	(543)	(344)

Net cash used in investing activities – continuing operations	(487)	(5,906)
Net cash provided by investing activities – discontinued operations	—	28,144

Net cash (used in) provided by investing activities	(487)	22,238

Cash flows from financing activities:
Repurchase of common stock	(9,326)	(3,448)
Shareholder dividend	(1,118)	(1,268)
Repayment of loan principal	—	(250)
Income taxes related to stock compensation	(23)	34

Net cash used in financing activities	(10,467)	(4,932)

Net increase in cash and cash equivalents	861	14,660
Cash and cash equivalents, beginning of period	45,855	50,437
Reclassification to discontinued operations	—	404

Cash and cash equivalents, end of period	$46,716	$65,501

Non-cash investing activity:
Issuance of promissory note	$—	$1,750

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to the presentation of comprehensive income. The new guidance requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new guidance is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 (including interim periods) and for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted. The Company currently presents comprehensive income in the consolidated statement of operations and comprehensive income, which is consistent with requirements of the new guidance. Therefore, the Company does not expect its presentation of comprehensive income to change as a result of adopting the new accounting guidance.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

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

3. Discontinued Operations

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”). Atlantic RE was a Cayman Islands reinsurance company formed for the purpose of transferring certain assets and liabilities related to EIHI’s run-off specialty reinsurance segment as part of the sale. As a result of the sale, the results of operations for the portion of the run-off specialty reinsurance segment that was transferred to Atlantic RE have been reflected as discontinued operations for the three and six months ended June 30, 2010. The portion of the run-off specialty reinsurance segment that was not sold has been reclassified to the corporate/other segment. For the three and six months ended June 30, 2010, the run-off specialty reinsurance segment reported net premiums earned and revenue of $(8) and $378 and $(2) and $874, respectively. The run-off specialty reinsurance segment reported a loss before income taxes of $(1,991) and $(1,570) for the three and six months ended June 30, 2010, respectively.

The Company recognized an estimated contingent profit commission of $3,018 related to the sale of Atlantic RE, which is based on the adequacy of the run-off specialty reinsurance segment’s reserves for losses and LAE as of September 30, 2010, compared to a predetermined targeted reserve for losses and LAE. The estimated contingent profit commission is included in other assets and any decrease in the estimated amount would be recorded as a loss from discontinued operations. As of June 30, 2011, management believes that the estimated contingent profit commission is realizable; however, due to the inherent uncertainty in the run-off specialty reinsurance segment’s reserves for losses and LAE, the estimated realizable amount could decrease in the future.

On June 21, 2010, EIHI completed the sale of Eastern Life and Health Insurance Company (“Eastern Life”). As a result of the sale, Eastern Life’s operations, which were reported as the group benefits insurance segment, have been reflected as discontinued operations for the three and six months ended June 30, 2010. For the three and six months ended June 30, 2010, the group benefits insurance segment reported net premiums earned and revenue of $9,086 and $10,691 and $18,262 and $20,563, respectively. The group benefits insurance segment reported income before income taxes of $161 and $952 for the three and six months ended June 30, 2010, respectively.

4. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three and six months ended June 30, 2011, there were 945,161 and 947,520 equity awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the three and six months ended June 30, 2010, there were 794,071 and 802,361 equity awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive.

Consolidated net (loss) income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and six months ended June 30, 2011 and 2010 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net income (loss) for basic and diluted earnings per share	$1,990	$(1,449)	$3,872	$453

Less: Dividends declared – common and unvested restricted share units	(513)	(590)	(1,118)	(1,268)

Undistributed earnings	1,477	(2,039)	2,754	(815)

Percent allocated to common shareholders	99.3%	98.9%	99,3%	98.9%

	1,467	(2,017)	2,735	(806)

Add: Dividends declared – common shares	511	583	1,110	1,254

	$1,978	$(1,434)	$3,845	$448

Denominator for basic earnings per share	7,881,326	9,048,929	8,106,057	9,081,716

Effect of dilutive securities	107,235	57,347	104,876	49,057

Denominator for diluted earnings per common share	7,988,561	9,106,276	8,210,933	9,130,773

Basic earnings per share:
Income from continuing operations	$0.25	$0.03	$0.47	$0.14
Loss from discontinued operations	N/A	$(0.19)	N/A	$(0.09)
Diluted earnings per share:
Income from continuing operations	$0.25	$0.03	$0.47	$0.13
Loss from discontinued operations	N/A	$(0.19)	N/A	$(0.09)
Cash dividends per share	$0.07	$0.07	$0.14	$0.14

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of June 30, 2011:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of June 30, 2011 and December 31, 2010, excluding the segregated portfolio cell reinsurance segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	6/30/11	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$17,872	$9,667	$8,205	$—
States, municipalities, and political subdivisions	31,962	—	31,962	—
Corporate securities	20,580	—	20,580	—
Residential mortgage-backed securities	28,611	—	28,611	—
Commercial mortgage-backed securities	229	—	229	—
Collateralized mortgage obligations	4,594	—	4,594	—
Other structured securities	1,012	—	1,012	—
Convertible bonds	18,813	—	18,813	—
Equity securities – available for sale	20,278	20,278	—	—

Total	$143,951	$29,945	$114,006	$—

		Fair Value Measurements at Reporting Date Using
	12/31/10	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$23,344	$9,272	$14,072	$—
States, municipalities, and political subdivisions	32,621	—	32,621	—
Corporate securities	16,006	—	16,006	—
Residential mortgage-backed securities	25,759	—	25,759	—
Commercial mortgage-backed securities	289	—	289	—
Collateralized mortgage obligations	7,220	—	7,220	—
Other structured securities	773	—	773	—
Convertible bonds	18,140	—	18,140	—
Equity securities – available for sale	16,753	13,228	3,525	—

Total	$140,905	$22,500	$118,405	$—

There were no transfers between Level 1 and Level 2 securities for the three and six months ended June 30, 2011.

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

The Company’s fixed income securities and convertible bonds consist of publicly traded securities for which there are observable inputs and/or broker quotes. Most fixed income security prices provided by the independent pricing service are based on observable inputs and, therefore, are classified as Level 2 securities. The Company does not hold any fixed income securities, for which pricing was based on significant unobservable inputs; therefore, the Company has not classified any of its fixed income securities as Level 3 securities.

The Company’s equity securities consist primarily of mutual fund instruments for which there is an active market and quoted market prices; therefore, the Company has classified its mutual fund investments as Level 1 securities. As of December 31, 2010, the Company held an investment in an international equity fund that is not traded on an active exchange market and, therefore, is considered a Level 2 security. Approximately 94.1% of the international equity fund’s underlying investments were considered Level 1 securities as of December 31, 2010, the most recent date for which the Company has audited financial statements of the fund. The Company sold its interest in the international equity fund in the second quarter of 2011.

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

As of June 30, 2011 and December 31, 2010, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (unaudited, in thousands):

	6/30/11	12/31/10
Multi-strategy fund of funds	$5,737	$5,351
Natural resources	2,695	2,515
Structured finance opportunity fund	3,009	2,892
Open-ended investment fund	640	629
Real estate	—	48

Total	$12,081	$11,435

The activity in the Company’s limited partnership investments for the three and six months ended June 30, 2011 and 2010 was as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$11,986	$8,456	$11,435	$8,197
Contributions	—	2,186	—	2,186
Withdrawals	—	—	—	—
Unrealized change in interest	95	(4)	646	255

Balance, end of period	$12,081	$10,638	$12,081	$10,638

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

6. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of June 30, 2011 and December 31, 2010 (unaudited, in thousands):

June 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$17,285	$593	$(6)	$17,872
States, municipalities, and political subdivisions	30,244	1,722	(4)	31,962
Corporate securities	39,556	958	(55)	40,459
Residential mortgage-backed securities	28,085	574	(48)	28,611
Commercial mortgage-backed securities	211	18	—	229
Collateralized mortgage obligations	4,502	111	(19)	4,594
Other structured securities	1,007	5	—	1,012

Total fixed income securities	120,890	3,981	(132)	124,739
Equity securities	21,159	4,000	(117)	25,042

Total fixed income and equity securities	$142,049	$7,981	$(249)	$149,781

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$22,775	$575	$(6)	$23,344
States, municipalities, and political subdivisions	31,282	1,428	(89)	32,621
Corporate securities	36,462	1,130	(124)	37,468
Residential mortgage-backed securities	25,474	415	(130)	25,759
Commercial mortgage-backed securities	272	17	—	289
Collateralized mortgage obligations	7,177	117	(74)	7,220
Other structured securities	759	18	(4)	773

Total fixed income securities	124,201	3,700	(427)	127,474
Equity securities	17,002	3,906	(28)	20,880

Total fixed income and equity securities	$141,203	$7,606	$(455)	$148,354

Other structured securities include other asset-backed securities collateralized by home equity loans, credit card receivables and manufactured homes.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of June 30, 2011 and December 31, 2010 are as follows (unaudited, in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$1,561	$(6)	$—	$—	$1,561	$(6)
States, municipalities, and political subdivisions	901	(4)	—	—	901	(4)
Corporate securities	4,216	(31)	—	—	4,216	(31)
Residential mortgage-backed securities	5,531	(48)	—	—	5,531	(48)
Collateralized mortgage obligations	539	(19)	—	—	539	(19)

Total fixed income securities	12,748	(108)	—	—	12,748	(108)
Equity securities	3,384	(89)	—	—	3,384	(89)

Total fixed income and equity securities	$16,132	$(197)	$—	$—	$16,132	$(197)

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

As of June 30, 2011, the Company held 26 fixed income securities with gross unrealized losses totaling $108. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities.

The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of June 30, 2011.

As of June 30, 2011, the Company held 2 equity securities with gross unrealized losses totaling $89. Both of these securities were purchased in 2011 and are not considered other-than-temporarily impaired.

There were no other-than-temporary impairments recognized by the Company for the three and six months ended June 30, 2011. The Company recognized other-than-temporary impairments of $0 and $6 for the three and six months ended June 30, 2010.

The Company’s equity interest in limited partnerships increased $95 and $646 for the three and six months ended June 30, 2011, respectively, compared to a decrease of $5 and an increase of $254 for the same periods in 2010. The Company obtains audited financial statements of its limited partnership investments on an annual basis. The total assets, total liabilities and results of operations of the limited partnerships in which the Company invests as of and for the year ended December 31, 2010, based on the limited partnerships’ audited financial statements, were as follows (unaudited, in thousands):

	Total Assets	Total Liabilities	Results of Operations
Multi-strategy fund of funds	$452,826	$54,633	$41,821
Natural resource funds	$187,079	$12,604	$25,103
Structured finance opportunity fund	$294,726	$20,153	$54,793
Open-ended investment fund	$118,386	$575	$11,167
Real estate partnership	$3,606	$2,655	$(190)

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three and six months ended June 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$98,766	$89,644	$95,963	$89,509
Reinsurance recoverables on unpaid losses and LAE	9,062	8,181	7,864	8,512

Net balance, beginning of period	89,704	81,463	88,099	80,997

Incurred related to:
Current year	20,924	17,237	40,384	33,672
Prior year	(106)	1,140	(220)	1,852

Total incurred	20,818	18,377	40,164	35,524
Paid related to:
Current year	7,735	8,029	10,558	11,418
Prior year	10,634	10,320	25,552	23,612

Total paid	18,369	18,349	36,110	35,030

Net balance, end of period	92,153	81,491	92,153	81,491
Reinsurance recoverables on unpaid losses and LAE	8,484	8,273	8,484	8,273

Balance, end of period	$100,637	$89,764	$100,637	$89,764

Incurred losses by segment were as follows for the three and six months ended June 30, 2011 and 2010, respectively (unaudited, in thousands):

Three Months Ended June 30, 2011

June 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$16,927	$4,840	$21,767
Current period discount	(665)	(178)	(843)
Prior year, gross of discount	—	(732)	(732)
Accretion of prior period discount	452	174	626

Total incurred	$16,714	$4,104	$20,818

Three Months Ended June 30, 2010

June 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$13,321	$4,497	$17,818
Current period discount	(402)	(179)	(581)
Prior year, gross of discount	—	714	714
Accretion of prior period discount	370	56	426

Total incurred	$13,289	$5,088	$18,377

Six Months Ended June 30, 2011

June 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$32,912	$9,223	$42,135
Current period discount	(1,345)	(406)	(1,751)
Prior year, gross of discount	—	(1,431)	(1,431)
Accretion of prior period discount	789	422	1,211

Total incurred	$32,356	$7,808	$40,164

Six Months Ended June 30, 2010

June 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$26,091	$9,012	$35,103
Current period discount	(1,036)	(395)	(1,431)
Prior year, gross of discount	—	(19)	(19)
Accretion of prior period discount	1,074	797	1,871

Total incurred	$26,129	$9,395	$35,524

The Company’s results of operations include favorable development in its segregated portfolio cell reinsurance segment of $732 and $1,431 for the three and six months ended June 30, 2011, compared to unfavorable development of $714 and favorable development of $19 for the same periods in 2010. The favorable development in 2011 primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. The unfavorable development reported for the three months ended June 30, 2010 reflected an increase in reported claims in the segregated portfolio cell reinsurance segment during the second quarter.

There was no development in the workers’ compensation insurance segment in 2011 or 2010.

8. Segment Information

The Company currently operates in three business segments. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the three and six months ended June 30, 2011 and 2010.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation, run-off specialty reinsurance, and corporate/other segments totaling $1,217 and $962 for the three months ended June 30, 2011 and 2010, respectively and $2,878 and $2,373 for the six months ended June 30, 2011 and 2010, respectively.

The Company is a preferred shareholder in certain of the segregated portfolio cells. For those segregated portfolio cells in which the Company participates, the Company shares in the operating and investment results of those cells and recognizes its share of the segregated portfolio dividend in the consolidated statements of operations and comprehensive income (loss). The Company’s share of the segregated portfolio dividend is included in the corporate/other segment.

Corporate/Other

The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, the Company’s interest in certain segregated portfolio cells, and the non-segregated portfolio cell reinsurance results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors. The Company cancelled the non-segregated portfolio cell reinsurance contracts in 1999 on a run-off basis and continues to have exposure for outstanding claims as of June 30, 2011. The Company non-renewed the contract for its 10% interest in the segregated portfolio cell on a run-off basis effective April 1, 2009.

The following table represents the segment results for the three months ended June 30, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$25,119	$7,088	$—	$32,207
Net investment income	883	143	(118)	908
Change in equity interest in limited partnerships	73	—	22	95
Net realized investment gains	879	30	66	975
Other revenue	—	—	79	79

Total revenue	26,954	7,261	49	34,264

Expenses:
Losses and LAE incurred	16,714	4,104	—	20,818
Acquisition and other underwriting expenses	1,667	2,131	(490)	3,308
Other expenses	4,036	85	1,923	6,044
Amortization of intangibles	—	—	254	254
Policyholder dividend expense	298	8	—	306
Segregated portfolio dividend expense	—	933	(270)	663

Total expenses	22,715	7,261	1,417	31,393

Income (loss) from continuing operations before income taxes	4,239	—	(1,368)	2,871
Income tax expense (benefit) from continuing operations	1,369	—	(488)	881

Net income (loss) from continuing operations	$2,870	$—	$(880)	$1,990

Total assets	$291,494	$60,525	$(14,658)	$337,361

The following table represents the segment results for the three months ended June 30, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$20,161	$5,765	$—	$25,926
Net investment income	513	158	59	730
Change in equity interest in limited partnerships	26	—	(31)	(5)
Net realized investment losses	(708)	(23)	(131)	(862)
Other revenue	—	—	145	145

Total revenue	19,992	5,900	42	25,934

Expenses:
Losses and LAE incurred	13,289	5,088	—	18,377
Acquisition and other underwriting expenses	1,100	1,788	(347)	2,541
Other expenses	3,466	81	1,655	5,202
Amortization of intangibles	—	—	321	321
Policyholder dividend expense	221	2	—	223
Segregated portfolio dividend expense	—	(1,059)	174	(885)

Total expenses	18,076	5,900	1,803	25,779

Income (loss) from continuing operations before income taxes	1,916	—	(1,761)	155
Income tax expense (benefit) from continuing operations	542	—	(666)	(124)

Net income (loss) from continuing operations	$1,374	$—	$(1,095)	$279

Total assets	$258,836	$57,742	$968	$317,546

The following table represents the segment results for the six months ended June 30, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$48,701	$13,384	$—	$62,085
Net investment income	1,760	252	(78)	1,934
Change in equity interest in limited partnerships	542	—	104	646
Net realized investment gains	1,640	67	98	1,805
Other revenue	—	—	262	262

Total revenue	$52,643	$13,703	$386	$66,732

Expenses:
Losses and LAE incurred	32,356	7,808	—	40,164
Acquisition and other underwriting expenses	3,775	4,005	(1,054)	6,726
Other expenses	7,733	149	4,051	11,933
Amortization of intangibles	—	—	508	508
Policyholder dividend expense	606	13	—	619
Segregated portfolio dividend expense	—	1,728	(540)	1,188

Total expenses	44,470	13,703	2,965	61,138

Income (loss) from continuing operations before income taxes	8,173	—	(2,579)	5,594
Income tax expense (benefit) from continuing operations	2,644	—	(922)	1,722

Net income (loss) from continuing operations	$5,529	$—	$(1,657)	$3,872

Total assets	$291,494	$60,525	$(14,658)	$337,361

The following table represents the segment results for the six months ended June 30, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$39,616	$11,650	$—	$51,266
Net investment income	1,343	309	125	1,777
Change in equity interest in limited partnerships	231	—	23	254
Net realized investment (losses) gains	(258)	542	(334)	(50)
Other revenue	—	—	291	291

Total revenue	40,932	12,501	105	53,538

Expenses:
Losses and LAE incurred	26,129	9,395	—	35,524
Acquisition and other underwriting expenses	3,070	3,580	(825)	5,825
Other expenses	6,977	140	3,103	10,220
Amortization of intangibles	—	—	642	642
Policyholder dividend expense	399	9	—	408
Segregated portfolio dividend expense	—	(623)	(79)	(702)

Total expenses	36,575	12,501	2,841	51,917

Income (loss) from continuing operations before income taxes	4,357	—	(2,736)	1,621
Income tax expense (benefit) from continuing operations	1,257	—	(860)	397

Net income (loss) from continuing operations	$3,100	$—	$(1,876)	$1,224

Total assets	$258,836	$57,742	$968	$317,546

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

10. Subsequent Events

Management performed an evaluation of subsequent events and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of Eastern Insurance Holdings, Inc. (the “Company”) and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. You should carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2011.

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

Overview

The Company reported net income from continuing operations of $2.0 million and $3.9 million for the three and six months ended June 30, 2011, respectively, compared to $279,000 and $1.2 million for the same periods in 2010.

The improved operating results primarily reflect growth in premium revenue, which was driven by new business sales, an improvement in the renewal retention rate and renewal rate increases, as well as an improvement in audit premium. Net premiums earned included audit premium from customers of $595,000 and $461,000 for the three and six months ended June 30, 2011, respectively, compared to audit premium returned to customers of $1.5 million and $2.1 million for the same periods in 2010. The audit premium also had a favorable impact on the consolidated expense ratio, which improved to 29.8% and 30.9% for the three and six months ended June 30, 2011, from 31.1% and 32.6% for the same period in 2010.

The Company’s investment results also improved from 2010 to 2011, primarily reflecting improvement in the limited partnership investments, an increase in the fair value of the convertible bond portfolio, and the sale of a previously impaired equity security that resulted in a realized gain.

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

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of June 30, 2011 and December 31, 2010, the Company’s reserves for unpaid losses and LAE were reduced by $5.2 million and $4.6 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and run-off specialty reinsurance segments as of June 30, 2011 (unaudited) and December 31, 2010 are summarized below (in thousands):

June 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Corporate/Other	Total
Case reserves	$41,243	$10,320	$—	$51,563
Case incurred development, IBNR, and unallocated LAE reserves	31,982	13,102	667	45,751
Amount of discount	(3,990)	(1,171)	—	(5,161)

Net reserves	69,235	22,251	667	92,153
Reinsurance recoverables on unpaid losses and LAE	5,210	3,274	—	8,484

Reserves for unpaid losses and LAE	$74,445	$25,525	$667	$100,637

December 31, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Corporate/Other	Total
Case reserves	$35,758	$11,618	$—	$47,376
Case incurred development, IBNR, and unallocated LAE reserves	32,124	12,369	862	45,355
Amount of discount	(3,435)	(1,198)	—	(4,633)

Net reserves	64,447	22,789	862	88,098
Reinsurance recoverables on unpaid losses and LAE	4,464	3,401	—	7,865

Reserves for unpaid losses and LAE	$68,911	$26,190	$862	$95,963

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a realized loss on investments. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. There were no other-than-temporary impairments recognized by the Company for the three and six months ended June 30, 2011. The Company recognized other-than-temporary impairments totaling $0 and $6,000 for the three and six months ended June 30, 2010. As of June 30, 2011, the Company held securities with gross unrealized losses of $197,000, excluding those securities in the segregated portfolio cell reinsurance segment, of which $0 were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying investments, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

The Company did not recognize any other-than-temporary impairments related to its equity securities for the three and six months ended June 30, 2011.

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

The Company did not recognize any other-than-temporary impairments related to its fixed income securities for the three and six months ended June 30, 2011.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in other long-term investments in the consolidated statement of operations. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three and six months ended June 30, 2011 or 2010.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of June 30, 2011 to its workers’ compensation insurance segment. The goodwill impairment test, performed as of September 30 of each year, is a two-step test. The first step identifies whether there is potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, the second step of the impairment test is required to measure the amount of any impairment loss.

We did not evaluate goodwill for impairment as of June 30, 2011 as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2010.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of its gross deferred tax assets based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of June 30, 2011, the Company recorded a net deferred tax liability of $41,000. Management has evaluated its gross deferred tax assets as of June 30, 2011 and expects them to be fully recoverable. If this assumption were to change, any amount of the gross deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of June 30, 2011, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $11,401,000 as of June 30, 2011, a portion of which is capital in nature and may only be utilized to offset future capital gains generated by Eastern Re. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of June 30, 2011, however, to the extent Eastern Re generates earnings and profits, the Company will be able to record the tax benefit of the outside basis difference.

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income. The new guidance requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new guidance is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 (including interim periods) and for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted. The Company currently presents comprehensive income in the consolidated statement of operations and comprehensive income, which is consistent with requirements of the new guidance. Therefore, the Company does not expect its presentation of comprehensive income to change as a result of adopting the new accounting guidance.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

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

RESULTS OF OPERATIONS

The major components of consolidated revenue from continuing operations were as follows for the three and six months ended June 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net premiums written	$30,411	$24,296	$73,757	$60,711

Net premiums earned	$32,207	$25,926	$62,085	$51,266
Net investment income	908	730	1,934	1,777
Change in equity interest in limited partnerships	95	(5)	646	254
Net realized investment gains (losses)	975	(862)	1,805	(50)
Other revenue	79	145	262	291

Consolidated revenue	$34,264	$25,934	$66,732	$53,538

The increase in consolidated revenue primarily reflects premium growth related to new business sales and the impact of audit premium, which increased net premiums earned in 2011 and reduced net premiums earned in 2010, an increase in the Company’s equity interest in its limited partnership investments, and an increase in net realized investment gains, which primarily reflects the sale of a previously impaired equity security and an increase in the fair value of the Company’s convertible bond portfolio. The decrease in other revenue primarily reflects the loss of a TPA customer at the end of the first quarter of 2011.

The components of consolidated net (loss) income from continuing operations, by segment, for the three and six months ended June 30, 2011 and 2010 were as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Workers’ compensation insurance	$2,870	$1,374	$5,529	$3,100
Segregated portfolio cell reinsurance	—	—	—	—
Corporate / other	(880)	(1,095)	(1,657)	(1,876)

Consolidated net income from continuing operations	$1,990	$279	$3,872	$1,224

The increase in consolidated net income from continuing operations primarily reflects the growth in premium revenue, including the impact of audit premium, and the improvement in the Company’s investment results.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and six months ended June 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Direct premiums written	$32,947	$26,599	$79,548	$65,473
Reinsurance premiums assumed	819	494	1,151	759
Ceded premiums written	(9,890)	(8,227)	(23,858)	(19,866)

Net premiums written	23,876	18,866	56,841	46,366
Change in unearned premiums	1,243	1,295	(8,140)	(6,750)

Net premiums earned	25,119	20,161	48,701	39,616
Net investment income	883	513	1,760	1,343
Change in equity interest in limited partnerships	73	26	542	231
Net realized investment gains (losses)	879	(708)	1,640	(258)
Other revenue	—	—	—	—

Total revenue	26,954	19,992	52,643	40,932

Expenses:
Losses and LAE incurred	16,714	13,289	32,356	26,129
Acquisition and other underwriting expenses	1,667	1,100	3,775	3,070
Other expenses	4,036	3,466	7,733	6,977
Policyholder dividend expense	298	221	606	399

Total expenses	22,715	18,076	44,470	36,575

Income before income taxes	4,239	1,916	8,173	4,357
Income tax expense	1,369	542	2,644	1,257

Net income	$2,870	$1,374	$5,529	$3,100

The workers’ compensation insurance ratios were as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loss and LAE ratio	66.5%	65.9%	66.4%	66.0%
Expense ratio	22.7%	22.6%	23.7%	25.4%
Policyholders’ dividend ratio	1.2%	1.1%	1.2%	1.0%

Combined ratio	90.4%	89.6%	91.3%	92.4%

Premiums

The increase in direct premiums written primarily reflects new business sales $17.1 million, an increase in audit premium, an increase in the renewal retention rate, and renewal rate increases of 1.6%. Audit premium from customers totaled $595,000 and $461,000 for the three and six months ended June 30, 2011, respectively, compared to audit premium returned to customers of $1.5 million and $2.1 million for the same periods in 2010. The Company’s traditional book of business recognized audit premium from customers of $331,000 and $603,000 for the three and six months ended June 30, 2011, compared to audit premium returned to customers of $810,000 and $1.2 million for the same periods in 2010, respectively. The renewal retention rate increased from 87.0% in 2010 to 88.1% in 2011.

Net Investment Income

The increase in net investment income primarily reflects an increase in invested assets, partially offset by a decrease in the average yield on the fixed income portfolio. The average yield on the fixed income portfolio was 3.28% as of June 30, 2011, compared to 3.79% as of June 30, 2010.

Net Realized Investment Gains (Losses)

Net realized investment gains for the three and six months ended June 30, 2011 primarily reflects the sale of an interest in an international equity fund that experienced an other-than-temporary write down prior to 2011. Net realized investment losses for the three and six months ended June 30, 2010 primarily reflect a decrease in the fair value of the Company’s convertible bond portfolio.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio from 2010 to 2011, partially offset by additional audit premium in 2011, compared to return audit premium in 2010. The calendar period loss and LAE ratio was impacted by additional audit premium from customers of $331,000 and $603,000 for the three and six months ended June 30, 2011, which decreased the loss and LAE ratio by 0.9 and 0.9 points, respectively, compared to audit premium returned to customers of $810,000 and $1.2 million for the same periods in 2010, which increased the loss and LAE ratio by 2.5 points and 2.0 points, respectively. There was no prior year reserve development recognized in 2011 or 2010.

Acquisition and Other Underwriting Expenses

The acquisition and other underwriting expense ratio was 6.6% and 7.8% for the three and six months ended June 30, 2011, respectively, compared to 5.5% and 7.7% for the same periods in 2010. The increase in the expense ratio from 2010 to 2011 primarily reflects the reversal of the 2009 Security Fund accrual in the second quarter of 2010, which reduced the 2010 expense ratio. The increase in the expense ratio related to the Security Fund was partially offset by the increase in net premiums earned and an increase in fee-based revenue from the segregated portfolio cell reinsurance segment.

Other Expenses

The other expense ratio was 16.1% and 15.9% for the three and six months ended June 30, 2011, respectively, compared to 17.2% and 17.6% for the same periods in 2010. The decrease in the expense ratio primarily reflects the impact of the increase in net premiums earned.

Policyholder Dividends

The increase in the policyholder dividend expense primarily reflects the loss experience of dividend paying policies. For the six months ended June 30, 2011 and 2010, 12.2% and 13.8%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three and six months ended June 30, 2011 was 32.3% and 32.4%, respectively, compared to an effective tax rate of 28.3% and 28.9% for the same periods in 2010. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities. The increase in the effective tax rate from 2010 to 2011 primarily reflects the relationship of tax-exempt municipal bond income to pre-tax income.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and six months ended June 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Reinsurance premiums assumed	$7,516	$6,190	$18,759	$15,893
Ceded premiums written	(981)	(760)	(1,843)	(1,548)

Net premiums written	6,535	5,430	16,916	14,345
Change in unearned premiums	553	335	(3,532)	(2,695)

Net premiums earned	7,088	5,765	13,384	11,650
Net investment income	143	158	252	309
Net realized investment gains (losses)	30	(23)	67	542

Total revenue	7,261	5,900	13,703	12,501

Expenses:
Losses and LAE incurred	4,104	5,088	7,808	9,395
Acquisition and other underwriting expenses	2,131	1,788	4,005	3,580
Other expenses	85	81	149	140
Policyholder dividend expense	8	2	13	9
Segregated portfolio dividend expense (1)	933	(1,059)	1,728	(623)

Total expenses	7,261	5,900	13,703	12,501

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Loss and LAE ratio	57.9%	88.3%	58.3%	80.6%
Expense ratio	31.4%	32.5%	31.1%	32.0%

Combined ratio	89.3%	120.8%	89.4%	112.6%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business sales of $2.9 million, an increase in audit premium, and renewal rate increases of 2.3%, partially offset by a slight decline in the renewal retention rate. Audit premium from customers totaled $264,000 and audit premium returned to customers totaled $142,000 for the three and six months ended June 30, 2011, respectively, compared to audit premium returned to customers of $658,000 and $865,000 for the same periods in 2010. The renewal retention rate was 91.0% in 2010, compared to 90.8% in 2011.

Net Investment Income

The decrease in net investment income primarily reflects a decrease in fixed income securities from 2010 to 2011.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) primarily reflect investment sale activity in 2011 and 2010.

Losses and LAE

The decrease in the calendar period loss and LAE ratio reflects a decrease in the accident period loss ratio, an increase in favorable reserve development, and an improvement in audit premium from 2010 to 2011. The accident period loss ratio was 68.2% and 69.1% for the three and six months ended June 30, 2011, respectively, compared to 75.9% and 80.8% for the same periods in 2010. The Company recorded favorable reserve development of $732,000 and $1.4 million for the three and six months ended June 30, 2011, respectively, compared to unfavorable reserve development of $714,000 and favorable reserve development of $19,000 for the same periods in 2010. The 2011 favorable reserve development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. The 2010 unfavorable reserve development primarily reflected an increase in the severity and number of reported claims, primarily in economically sensitive segregated portfolio cell programs, during the second quarter of 2010. The calendar period loss and LAE ratio was impacted by additional audit premium from customers of $264,000 and audit premium returned to customers of $142,000 for the three and six months ended June 30, 2011, which decreased the loss and LAE ratio by 2.2 points and increased the loss and LAE ratio by 0.6 points, respectively, compared to audit premium returned to customers of $658,000 and $865,000 for the same periods in 2010, which increased the loss and LAE ratio by 9.1 points and 5.5 points, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and six months ended June 30, 2011 and 2010.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The corporate/other segment reported a net loss of $880,000 and $1.7 million for the three and six months ended June 30, 2010, compared to a net loss of $1.1 million and $1.9 million for the same periods in 2010. The improvement in the corporate/other results primarily reflects an increase in the Company’s equity interest in certain segregated portfolio cells, partially offset by a decrease in other revenue related to the loss of a third party administration customer at the end of the first quarter of 2011. The decrease in net investment income from 2010 to 2011 reflects a decline in the Company’s equity interest in the segregated portfolio cell with an unaffiliated primary carrier that insures sprinkler contractors.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $337.4 million at June 30, 2010, compared to $322.7 million at December 31, 2010. The increase primarily reflects investment purchases and an increase in the estimated fair value of the investment portfolio, an increase in premiums receivable and deferred acquisition costs, which reflect the January renewal business as well as an increase in premium revenue, and an increase in other assets, partially offset by a decrease in deferred income taxes. The increase in other assets primarily reflects an increase in the Company’s equity interest in certain segregated portfolio cells and an increase in prepaid reinsurance, which also reflects the January renewal business. The decrease in deferred income taxes primarily reflects the increase in fair value of the Company’s investment portfolio and the sale of investments that had been previously impaired.

Consolidated liabilities totaled $207.8 million at June 30, 2011, compared to $188.0 million at December 31, 2010. The increase primarily reflects the growth in premium and the January renewal business. Loss and LAE reserves increased primarily as a result of the growth in net premiums earned, while unearned premiums and ceded reinsurance balances payable increased due to premium growth and the January renewal business. The increase in the segregated portfolio cell dividend payable reflects the segment’s results of operations for the period.

Consolidated equity totaled $129.5 million at June 30, 2011, compared to $134.7 million at December 31, 2010. The decrease reflects common stock repurchases and shareholder dividends, partially offset by 2011 net income and an increase in the estimated fair value of the investment portfolio.

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

CASH FLOWS

Cash flows from continuing operations for the six months ended June 30, 2011 and 2010 were as follows (unaudited, in thousands):

	2011	2010
Cash flows provided by operating activities	$11,815	$349
Cash flows used in investing activities	(487)	(5,906)
Cash flows used in financing activities	(10,467)	(4,932)

Net increase (decrease) in cash and cash equivalents	$861	$(10,489)

The increase in cash flows provided by operating activities primarily reflects the increase in net premiums written.

The decrease in cash used in investment activities primarily reflects the transfer of investments from Eastern Life in 2010 prior to the sale.

The increase in cash used in financing activities primarily reflects common stock repurchases in 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 30, 2011, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

With the exception to the risk factor noted below, there are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, SEC File No. 001-32899.

Failure of the United States Government to implement fiscal policies considered satisfactory to the various credit rating agencies could potentially result in a downgrade of the United States’ sovereign credit rating, which could have a material adverse effect on our business, financial condition and results of operations.

While Congress has passed a bill raising the statutory debt limit, the various credit rating agencies have warned that the possibility of a future downgrade to the United States’ credit rating has not been eliminated. Both Moody’s Investor Services and Fitch Ratings have put the United States’ credit rating on negative outlook and have indicated that Congress needs to implement fiscal policies consistent with those discussed in the bill passed to raise the statutory debt limit. In the event the credit rating agencies downgrade the United States’ credit rating, this could have a material adverse effect on our business, financial condition and results of operations. In particular, these events could have a material adverse effect on the value and liquidity of assets in our investment portfolio.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to those purchases of our common stock made during the six months ended June 30, 2011 and 2010.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2011	129,110	$12.34	129,110	987,855
February 1-28, 2011	31,976	$13.02	31,976	955,879
March 1-31, 2011	360,832	$12.57	360,832	595,047
April 1-30, 2011	72,948	$12.86	72,948	522,099
May 1-31, 2011	111,984	$13.24	111,984	410,115
June 1-30, 2011	26,405	$13.21	26,405	383,710

Total	733,255	$12.70	733,255

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2010	—	$—	—	$9,570,000
February 1-28, 2010	—	$—	—	$9,570,000
March 1-31, 2010	—	$—	—	$9,570,000
April 1-30, 2010	—	$—	—	$9,570,000
May 1-31, 2010	167,128	$10.79	167,128	$7,770,000
June 1-30, 2010	218,917	$10.75	218,917	$5,420,000

Total	386,045	$10.77	386,045

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: August 4, 2011	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: August 4, 2011	By:	/S/ KEVIN M. SHOOK
Kevin M. Shook,
Executive Vice President, Treasurer and Chief Financial Officer