Form 10-Q
period 2011-09-30
Eastern Insurance Holdings, Inc.
filed 2011-11-03
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2011,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON STOCK (No Par Value)	Number of Shares Outstanding as of November 2, 2011 7,948,631
(Title of Class)	(Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30 2011	December 31 2010
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $117,323; $124,201)	$122,227	$127,474
Convertible bonds, at estimated fair value (amortized cost, $16,972; $16,481)	17,271	18,140
Equity securities, at estimated fair value (cost, $23,740; $17,002)	23,205	20,880
Other long-term investments, at estimated fair value (cost, $10,228; $10,271)	11,726	11,435

Total investments	174,429	177,929

Cash and cash equivalents	50,126	45,855
Accrued investment income	1,110	1,195
Premiums receivable (net of allowance, $225; $225)	60,221	46,402
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	13,145	12,285
Deferred acquisition costs	9,691	7,721
Deferred income taxes, net	1,844	721
Federal income taxes recoverable	216	918
Intangible assets	5,401	6,163
Goodwill	10,752	10,752
Other assets	15,005	12,723

Total assets	$341,940	$322,664

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$104,751	$95,963
Unearned premium reserves	69,103	53,485
Advance premium	89	482
Accounts payable and accrued expenses	16,315	15,707
Ceded reinsurance balances payable	9,674	7,371
Segregated portfolio cell dividend payable	14,648	13,355
Policyholder dividends payable	1,920	1,590

Total liabilities	$216,500	$187,953

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,786,014 and 11,784,514; respectively; outstanding – 7,962,442 and 8,964,344, respectively	—	—
Unearned ESOP compensation	(3,552)	(4,111)
Additional paid in capital	115,715	114,472
Treasury stock, at cost (3,823,572 and 2,820,170 shares, respectively)	(53,751)	(40,835)
Retained earnings	64,580	61,364
Accumulated other comprehensive income, net	2,448	3,821

Total shareholders’ equity	125,440	134,711

Total liabilities and shareholders’ equity	$341,940	$322,664

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited, in thousands, except per share data)

	$96,002	$96,002	$96,002	$96,002
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUE
Net premiums earned	$33,917	$28,774	$96,002	$80,040
Net investment income	1,013	869	2,947	2,517
Change in equity interest in limited partnerships	(354)	266	291	520
Net realized investment (losses) gains	(1,306)	1,513	500	1,592
Other revenue	86	143	348	434

Total revenue	33,356	31,565	100,088	85,103

EXPENSES
Losses and loss adjustment expenses incurred	21,051	19,916	61,216	55,440
Acquisition and other underwriting expenses	3,630	3,276	10,356	9,101
Other expenses	6,265	5,735	18,197	15,964
Amortization of intangibles	254	321	762	963
Policyholder dividend expense	204	333	823	732
Segregated portfolio dividend expense	1,007	84	2,196	(618)

Total expenses	32,411	29,665	93,550	81,582

Income from continuing operations before income taxes	945	1,900	6,538	3,521
Income tax expense from continuing operations	289	732	2,011	1,129

Net income from continuing operations	656	1,168	4,527	2,392

Discontinued operations (Note 3):
Income from discontinued operations before income taxes	—	1,164	—	997
Income tax (benefit) expense	(368)	154	(368)	758

Net income from discontinued operations	368	1,010	368	239

Net income	$1,024	$2,178	$4,895	$2,631

Other comprehensive (loss) income
Unrealized holding (losses) gains arising during period, net of tax of $(891), $1,256, $(171) and $2,375	(1,655)	2,333	(317)	4,411
Amortization of unrecognized benefit plan amounts, net of tax of $123, $2, $126, and $5	229	4	234	10
Less: Reclassification adjustment for gains included in net income, net of tax of $97, $376, $694, and $1,608	181	697	1,290	2,986

Other comprehensive (loss) income	(1,607)	1,640	(1,373)	1,435

Comprehensive (loss) income	$(583)	$3,818	$3,522	$4,066

	$96,002	$96,002	$96,002	$96,002
	Three Months Ended September 30		Nine Months Ended September 30
Earnings per share (See Note 4):	2011	2010	2011	2010
Basic earnings per share:
Income from continuing operations	$0.08	$0.13	$0.56	$0.27
Income from discontinued operations	$0.05	$0.12	$0.05	$0.03
Diluted earnings per share:
Income from continuing operations	$0.08	$0.13	$0.56	$0.27
Income from discontinued operations	$0.05	$0.12	$0.04	$0.03

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2011

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2011

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income Net of Tax	Total
Balance, July 1, 2011	—	8,232,770	—	$(3,741)	$115,263	$(50,161)	$64,118	$4,055	$129,534
ESOP shares released	—	—	—	189	60	—	—	—	249
Equity awards	—	1,500	—	—	392	—	—	—	392
Repurchase of common stock	—	(271,828)	—	—	—	(3,590)	—	—	(3,590)
Shareholder dividend	—	—	—	—	—	—	(562)	—	(562)
Net income	—	—	—	—	—	—	1,024	—	1,024
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,607)	(1,607)

Balance, September 30, 2011	—	7,962,442	—	$(3,552)	$115,715	$(53,751)	$64,580	$2,448	$125,440

Nine Months Ended September 30, 2011

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income Net of Tax	Total
Balance, January 1, 2011	—	8,964,344	—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711
ESOP shares released	—	—	—	559	139	—	—	—	698
Equity awards	—	1,500	—	—	1,104	—	—	—	1,104
Repurchase of common stock	—	(1,003,402)	—	—	—	(12,916)	—	—	(12,916)
Shareholder dividend	—	—	—	—	—	—	(1,679)	—	(1,679)
Net income	—	—	—	—	—	—	4,895	—	4,895
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,373)	(1,373)

Balance, September 30, 2011	—	7,962,442	—	$(3,552)	$115,715	$(53,751)	$64,580	$2,448	$125,440

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2010

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2010

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income Net of Tax	Total
Balance, July 1, 2010	—	9,372,701	—	$(4,488)	$113,771	$(36,114)	$72,223	$5,098	$150,490
ESOP shares released	—	—	—	188	6	—	—	—	194
Equity awards	—	1,500	—	—	326	—	—	—	326
Repurchase of common stock	—	(163,939)	—	—	—	(1,775)	—	—	(1,775)
Shareholder dividend	—	—	—	—	—	—	(645)	—	(645)
Net income	—	—	—	—	—	—	2,178	—	2,178
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,640	1,640

Balance, September 30, 2010	—	9,210,262	—	$(4,300)	$114,103	$(37,889)	$73,756	$6,738	$152,408

Nine Months Ended September 30, 2010

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income Net of Tax	Total
Balance, January 1, 2010	—	9,691,257	—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865
ESOP shares released	—	—	—	559	36	—	—	—	595
Equity awards	—	1,500	—	—	1,018	—	—	—	1,018
Repurchase of common stock	—	(482,495)	—	—	—	(5,223)	—	—	(5,223)
Shareholder dividend	—	—	—	—	—	—	(1,913)	—	(1,913)
Net income	—	—	—	—	—	—	2,631	—	2,631
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,435	1,435

Balance, September 30, 2010	—	9,210,262	—	$(4,300)	$114,103	$(37,889)	$73,756	$6,738	$152,408

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited, in thousands)

	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$4,527	$2,392
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	547	520
Amortization of bond premium/discount	505	746
Net realized investment gains	(613)	(1,592)
Change in equity interest in limited partnerships	(291)	(520)
Deferred tax (benefit) expense	(536)	397
Stock compensation	1,825	1,582
Intangible asset amortization	762	963
Changes in assets and liabilities:
Accrued investment income	84	(79)
Premiums receivable	(13,818)	(7,628)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(860)	(646)
Deferred acquisition costs	(1,970)	(1,612)
Other assets	(2,127)	(329)
Reserves for unpaid losses and loss adjustment expenses	8,788	4,930
Unearned and advance premium	15,225	12,428
Ceded reinsurance balances payable	2,303	(1,963)
Accounts payable and accrued expenses	967	(115)
Segregated portfolio cell dividend payable	1,944	(2,940)
Policyholder dividends payable	330	144
Federal income taxes recoverable/payable	1,070	154

Net cash provided by operating activities – continuing operations	18,662	6,832
Net cash used in operating activities – discontinued operations	—	(2,689)

Net cash provided by operating activities	18,662	4,143

Cash flows from investing activities:
Purchase of fixed income securities	(34,903)	(69,507)
Purchase of equity securities	(9,646)	(2,963)
Purchase of other long-term investments	—	(2,186)
Proceeds from sale of fixed income securities	30,711	28,543
Proceeds from maturities/calls of fixed income securities	10,858	17,329
Proceeds from sale of equity securities	3,908	2,530
Proceeds from sale of Eastern Life and Health Insurance Company	—	534
Purchase of equipment, net	(701)	(445)

Net cash provided by (used in) investing activities – continuing operations	227	(26,165)
Net cash provided by investing activities – discontinued operations	—	26,411

Net cash provided by investing activities	227	246

Cash flows from financing activities:
Repurchase of common stock	(12,916)	(5,223)
Shareholder dividend	(1,679)	(1,913)
Repayment of loan principal	—	(500)
Income taxes related to equity awards	(23)	31

Net cash used in financing activities	(14,618)	(7,605)

Net increase (decrease) in cash and cash equivalents	4,271	(3,216)
Cash and cash equivalents, beginning of period	45,855	50,437
Reclassification to discontinued operations	—	404

Cash and cash equivalents, end of period	$50,126	$47,625

Non-cash investing activity:
Issuance of promissory note	$—	1,750

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

Recent Accounting Pronouncements

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors in determining whether the existence of certain events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. If, however, an entity determines that is it more likely than not that the fair value is less than the carrying amount, the first step of the impairment test (calculation of the reporting unit’s fair value) is required. ASU 2011-08 provides examples of events and circumstances that an entity should consider in evaluating whether the fair value of a reporting unit is less than its carrying amount, but other relevant events or circumstances should be considered as necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company performs its annual goodwill impairment test as of September 30 and has elected to early adopt the provisions of ASU 2011-08.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. ASU 2011-05 is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 (including interim periods) and for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted and retrospective application is required. The Company currently presents comprehensive income in the consolidated statement of operations and comprehensive income. Management does not expect the adoption of ASU 2011-05 to have a significant impact on the Company’s current presentation of comprehensive income.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company expects to adopt ASU 2010-26 effective January 1, 2012 and apply it prospectively. Upon adoption, the Company expects to reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. Management does not expect the adoption of ASU 2010-26 to have a material effect on the Company’s financial condition or results of operations.

3. Discontinued Operations

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”). Atlantic RE was a Cayman Islands reinsurance company formed for the purpose of transferring certain assets and liabilities related to EIHI’s run-off specialty reinsurance segment as part of the sale. As a result of the sale, the results of operations for the portion of the run-off specialty reinsurance segment that was transferred to Atlantic RE have been reflected as discontinued operations for the three and nine months ended September 30, 2010. The portion of the run-off specialty reinsurance segment that was not sold has been reclassified to the corporate/other segment. For the three and nine months ended September 30, 2010, the run-off specialty reinsurance segment reported net premiums earned and revenue of $3 and $1,280 and $1 and $2,154, respectively. The run-off specialty reinsurance segment reported income before income taxes of $1,129 and a loss before income taxes of $(441) for the three and nine months ended September 30, 2010, respectively.

The Company recognized an estimated contingent profit commission of $3,018 related to the sale of Atlantic RE, which is based on the adequacy of the run-off specialty reinsurance segment’s reserves for losses and LAE as of September 30, 2010, compared to a predetermined targeted reserve for losses and LAE. The estimated contingent profit commission is included in other assets and any decrease in the estimated amount would be recorded as a loss from discontinued operations. As of September 30, 2011, management believes that the estimated contingent profit commission is realizable; however, due to the inherent uncertainty in the run-off specialty reinsurance segment’s reserves for losses and LAE, the estimated realizable amount could decrease in the future.

On June 21, 2010, EIHI completed the sale of Eastern Life and Health Insurance Company (“Eastern Life”). As a result of the sale, Eastern Life’s operations, which were reported as the group benefits insurance segment, have been reflected as discontinued operations for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2010, the group benefits insurance segment reported net premiums earned and revenue of $0 and $0 and $18,262 and $20,563, respectively. The group benefits insurance segment reported income before income taxes of $0 and $952 for the three and nine months ended September 30, 2010, respectively.

During the third quarter of 2011, the Company filed its 2010 corporate federal income tax return. The Company’s tax liability related to Eastern Life’s operations for the period from January 1, 2010 to June 21, 2010 and the related sale of Eastern Life was less than the estimated tax liability recorded on the Company’s balance sheet as of December 31, 2010. As a result, the Company recorded a prior year tax return adjustment of $368, which was recorded as an income tax benefit in discontinued operations for the three and nine months ended September 30, 2011.

4. Earnings Per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three and nine months ended September 30, 2011, there were 936,717 and 939,272 equity awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive. For the three and nine months ended September 30, 2010, there were 784,125 and 794,255 equity awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive.

Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and nine months ended September 30, 2011 and 2010 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net income for basic and diluted earnings per share	$1,024	$2,178	$4,895	$2,631

Less: Dividends declared – common and unvested restricted share units	(562)	(645)	(1,679)	(1,913)

Undistributed earnings	462	1,533	3,216	718

Percent allocated to common shareholders	99.3%	98.8%	99.3%	98.8%

	459	1,515	3,193	709

Add: Dividends declared – common shares	558	637	1,668	1,891

	$1,017	$2,152	$4,861	$2,600

Denominator for basic earnings per share	7,694,403	8,690,061	7,967,230	8,797,417

Effect of dilutive securities	115,679	67,293	113,124	57,163

Denominator for diluted earnings per common share	7,810,082	8,757,354	8,080,354	8,854,580

Basic earnings per share:
Income from continuing operations	$0.08	$0.13	$0.56	$0.27
Income from discontinued operations	$0.05	$0.12	$0.05	$0.03
Diluted earnings per share:
Income from continuing operations	$0.08	$0.13	$0.56	$0.27
Income from discontinued operations	$0.05	$0.12	$0.04	$0.03
Cash dividends per share	$0.07	$0.07	$0.21	$0.21

5. Goodwill

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of September 30, 2011 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30. The Company adopted ASU 2011-08 effective September 30, 2011. Under ASU 2011-08, the Company assessed certain qualitative factors to determine if it was more likely than not that the fair value of the workers’ compensation insurance segment was less than its carrying amount. As a result of this assessment, it was determined that it was not more likely than not that fair value of the workers’ compensation insurance segment was less than its carrying amount; therefore, the performance of the two-step impairment test was not required.

The factors management considered in determining that it was not more likely than not that the fair value of the workers’ compensation insurance segment was less than its carrying amount included year over year premium growth, an increase in the renewal retention rate, and a reduction in the segment’s combined ratio. In addition, the Company continues to increase its agency base and has experienced growth in each of its regional offices. Management also considered the increase in the Company’s stock price, which closed at $13.15 on September 30, 2011, compared to $10.39 on September 30, 2010, an increase of 26.6%.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of September 30, 2011:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of September 30, 2011 and December 31, 2010, excluding the segregated portfolio cell reinsurance segment (unaudited, in thousands):

		Fair Value Measurements at Reporting Date Using
	9/30/11	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$13,217	$8,760	$4,457	$—
States, municipalities, and political subdivisions	30,752	—	30,752	—
Corporate securities	25,457	—	25,457	—
Residential mortgage-backed securities	24,129	—	24,129	—
Commercial mortgage-backed securities	214	—	214	—
Collateralized mortgage obligations	6,354	—	6,354	—
Other structured securities	1,027	—	1,027	—
Convertible bonds	17,271	—	17,271	—
Equity securities – available for sale	18,875	18,875	—	—

Total	$137,296	$27,635	$109,661	$—

		Fair Value Measurements at Reporting Date Using
	12/31/10	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$23,344	$9,272	$14,072	$—
States, municipalities, and political subdivisions	32,621	—	32,621	—
Corporate securities	16,006	—	16,006	—
Residential mortgage-backed securities	25,759	—	25,759	—
Commercial mortgage-backed securities	289	—	289	—
Collateralized mortgage obligations	7,220	—	7,220	—
Other structured securities	773	—	773	—
Convertible bonds	18,140	—	18,140	—
Equity securities – available for sale	16,753	13,228	3,525	—

Total	$140,905	$22,500	$118,405	$—

There were no transfers between Level 1 and Level 2 securities for the three and nine months ended September 30, 2011.

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

The Company’s equity securities consist primarily of mutual fund instruments for which there is an active market and quoted market prices; therefore, the Company has classified its mutual fund investments as Level 1 securities. As of December 31, 2010, the Company held an investment in an international equity fund that was not traded on an active exchange market and, therefore, was considered a Level 2 security. Approximately 94.1% of the international equity fund’s underlying investments were considered Level 1 securities as of December 31, 2010, the most recent date for which the Company had audited financial statements of the fund. The Company sold its interest in the international equity fund in the second quarter of 2011.

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

As of September 30, 2011 and December 31, 2010, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (unaudited, in thousands):

	9/30/11	12/31/10
Multi-strategy fund of funds	$5,613	$5,351
Natural resources	2,647	2,515
Structured finance opportunity fund	2,881	2,892
Open-ended investment fund	585	629
Real estate	—	48

Total	$11,726	$11,435

The activity in the Company’s limited partnership investments for the three and nine months ended September 30, 2011 and 2010 was as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$12,080	$10,637	$11,435	$8,197
Contributions	—	—	—	2,186
Withdrawals	—	—	—	—
Unrealized change in interest	(354)	266	291	520

Balance, end of period	$11,726	$10,903	$11,726	$10,903

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

7. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of September 30, 2011 and December 31, 2010 (unaudited, in thousands):

September 30, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$12,562	$655	$—	$13,217
States, municipalities, and political subdivisions	28,695	2,059	(2)	30,752
Corporate securities	45,446	1,132	(44)	46,534
Residential mortgage-backed securities	23,207	922	—	24,129
Commercial mortgage-backed securities	198	16	—	214
Collateralized mortgage obligations	6,209	157	(12)	6,354
Other structured securities	1,006	21	—	1,027

Total fixed income securities	117,323	4,962	(58)	122,227
Equity securities	23,740	947	(1,482)	23,205

Total fixed income and equity securities	$141,063	$5,909	$(1,540)	$145,432

December 31, 2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$22,775	$575	$(6)	$23,344
States, municipalities, and political subdivisions	31,282	1,428	(89)	32,621
Corporate securities	36,462	1,130	(124)	37,468
Residential mortgage-backed securities	25,474	415	(130)	25,759
Commercial mortgage-backed securities	272	17	—	289
Collateralized mortgage obligations	7,177	117	(74)	7,220
Other structured securities	759	18	(4)	773

Total fixed income securities	124,201	3,700	(427)	127,474
Equity securities	17,002	3,906	(28)	20,880

Total fixed income and equity securities	$141,203	$7,606	$(455)	$148,354

Other structured securities include other asset-backed securities collateralized by home equity loans, credit card receivables and manufactured homes.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of September 30, 2011 and December 31, 2010 are as follows (unaudited, in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States, municipalities, and political subdivisions	$371	$(2)	$—	$—	$371	$(2)
Corporate securities	1,349	(11)	—	—	1,349	(11)
Residential mortgage-backed securities	253	(1)	—	—	253	(1)
Collateralized mortgage obligations	445	(12)	—	—	445	(12)

Total fixed income securities	2,418	(26)	—	—	2,418	(26)
Equity securities	9,858	(1,200)	—	—	9,858	(1,200)

Total fixed income and equity securities	$12,276	$(1,226)	$—	$—	$12,276	$(1,226)

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

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$860	$(6)	$—	$—	$860	$(6)
States, municipalities, and political subdivisions	5,914	(89)	—	—	5,914	(89)
Corporate securities	2,508	(25)	—	—	2,508	(25)
Residential mortgage-backed securities	10,921	(130)	—	—	10,921	(130)
Collateralized mortgage obligations	1,700	(19)	722	(55)	2,422	(74)
Other structured securities	446	(4)	—	—	446	(4)

Total fixed income securities	$22,349	$(273)	$722	$(55)	$23,071	$(328)

As of September 30, 2011, the Company held 14 fixed income securities with gross unrealized losses totaling $26. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of September 30, 2011.

As of September 30, 2011, the Company held 6 equity securities with gross unrealized losses totaling $1,200. All of these securities have been in an unrealized loss position for less than twelve months and are not considered other-than-temporarily impaired.

There were no other-than-temporary impairments recognized by the Company for the three and nine months ended September 30, 2011. The Company recognized other-than-temporary impairments of $0 and $6 for the three and nine months ended September 30, 2010.

The Company’s equity interest in limited partnerships (decreased) increased $(354) and $291 for the three and nine months ended September 30, 2011, respectively, compared to $266 and $520 for the three and nine months ended September 30, 2010,. The Company obtains audited financial statements of its limited partnership investments on an annual basis. The total assets, total liabilities and results of operations of the limited partnerships in which the Company invests as of and for the year ended December 31, 2010, based on the limited partnerships’ audited financial statements, were as follows (unaudited, in thousands):

	Total Assets	Total Liabilities	Results of Operations
Multi-strategy fund of funds	$452,826	$54,633	$41,821
Natural resource funds	$187,079	$12,604	$25,103
Structured finance opportunity fund	$294,726	$20,153	$54,793
Open-ended investment fund	$118,386	$575	$11,167
Real estate partnership	$3,606	$2,655	$(190)

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three and nine months ended September 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$100,637	$89,764	$95,963	$89,509
Reinsurance recoverables on unpaid losses and LAE	8,484	8,273	7,864	8,512

Net balance, beginning of period	92,153	81,491	88,099	80,997

Incurred related to:
Current year	21,823	20,526	62,208	54,198
Prior year	(772)	(610)	(992)	1,242

Total incurred	21,051	19,916	61,216	55,440
Paid related to:
Current year	8,906	7,325	19,465	18,742
Prior year	8,599	7,796	34,151	31,409

Total paid	17,505	15,121	53,616	50,151

Net balance, end of period	95,699	86,286	95,699	86,286
Reinsurance recoverables on unpaid losses and LAE	9,052	8,145	9,052	8,145

Balance, end of period	$104,751	$94,431	$104,751	$94,431

Incurred losses by segment were as follows for the three and nine months ended September 30, 2011 and 2010, respectively (unaudited, in thousands):

Three Months Ended September 30, 2011

September 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$17,000	$5,467	$22,467
Current period discount	(474)	(170)	(644)
Prior year, gross of discount	—	(1,260)	(1,260)
Accretion of prior period discount	370	118	488

Total incurred	$16,896	$4,155	$21,051

Three Months Ended September 30, 2010

	00000000	00000000	00000000
September 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$15,233	$5,805	$21,038
Current period discount	(337)	(175)	(512)
Prior year, gross of discount	—	(854)	(854)
Accretion of prior period discount	190	54	244

Total incurred	$15,086	$4,830	$19,916

Nine Months Ended September 30, 2011

	000000000	000000000	000000000
September 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$49,913	$14,690	$64,603
Current period discount	(1,819)	(576)	(2,395)
Prior year, gross of discount	—	(2,691)	(2,691)
Accretion of prior period discount	1,159	540	1,699

Total incurred	$49,253	$11,963	$61,216

Nine Months Ended September 30, 2010

	000000000	000000000	000000000
September 30, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$41,324	$14,817	$56,141
Current period discount	(1,373)	(570)	(1,943)
Prior year, gross of discount	—	(873)	(873)
Accretion of prior period discount	1,264	851	2,115

Total incurred	$41,215	$14,225	$55,440

The Company’s results of operations include favorable development in its segregated portfolio cell reinsurance segment of $1,260 and $2,691 for the three and nine months ended September 30, 2011, compared to favorable development of $854 and $873 for the same periods in 2010. The favorable development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred, and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

There was no development in the workers’ compensation insurance segments in 2011 or 2010.

9. Segment Information

The Company currently operates in three business segments. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the three and nine months ended September 30, 2011 and 2010.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and large deductible policies.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, investment and segregated portfolio management services. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation and corporate/other segments totaling $1,383 and $1,134 for the three months ended September 30, 2011 and 2010, respectively and $4,261 and $3,507 for the nine months ended September 30, 2011 and 2010, respectively.

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

Corporate/Other

The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of September 30, 2011. The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors. The Company non-renewed the contract for its 10% interest in the segregated portfolio cell on a run-off basis effective April 1, 2009.

The following table represents the segment results for the three months ended September 30, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$26,388	$7,529	$—	$33,917
Net investment income	808	99	106	1,013
Change in equity interest in limited partnerships	(269)	—	(85)	(354)
Net realized investment (losses) gains	(1,436)	(22)	152	(1,306)
Other revenue	—	—	86	86

Total revenue	25,491	7,606	259	33,356

Expenses:
Losses and LAE incurred	16,896	4,155	—	21,051
Acquisition and other underwriting expenses	1,903	2,270	(543)	3,630
Other expenses	4,106	56	2,103	6,265
Amortization of intangibles	—	—	254	254
Policyholder dividend expense	196	8	—	204
Segregated portfolio dividend expense	—	1,117	(110)	1,007

Total expenses	23,101	7,606	1,704	32,411

Income (loss) from continuing operations before income taxes	2,390	—	(1,445)	945
Income tax expense (benefit) from continuing operations	875	—	(586)	289

Net income (loss) from continuing operations	$1,515	$—	$(859)	$656

Total assets	$301,443	$61,225	$(20,728)	$341,940

The following table represents the segment results for the three months ended September 30, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$22,409	$6,365	$—	$28,774
Net investment income	598	124	147	869
Change in equity interest in limited partnerships	214	—	52	266
Net realized investment gains	1,191	232	90	1,513
Other revenue	—	—	143	143

Total revenue	24,412	6,721	432	31,565

Expenses:
Losses and LAE incurred	15,085	4,831	—	19,916
Acquisition and other underwriting expenses	1,790	1,908	(422)	3,276
Other expenses	4,110	50	1,575	5,735
Amortization of intangibles	—	—	321	321
Policyholder dividend expense	333	—	—	333
Segregated portfolio dividend expense	—	(68)	152	84

Total expenses	21,318	6,721	1,626	29,665

Income (loss) from continuing operations before income taxes	3,094	—	(1,194)	1,900
Income tax expense (benefit) from continuing operations	1,094	—	(362)	732

Net income (loss) from continuing operations	$2,000	$—	$(832)	$1,168

Total assets	$270,739	$58,673	$40	$329,452

The following table represents the segment results for the nine months ended September 30, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$75,089	$20,913	$—	$96,002
Net investment income	2,568	351	28	2,947
Change in equity interest in limited partnerships	273	—	18	291
Net realized investment gains	204	45	251	500
Other revenue	—	—	348	348

Total revenue	78,134	21,309	645	100,088

Expenses:
Losses and LAE incurred	49,252	11,964	—	61,216
Acquisition and other underwriting expenses	5,678	6,275	(1,597)	10,356
Other expenses	11,839	205	6,153	18,197
Amortization of intangibles	—	—	762	762
Policyholder dividend expense	802	21	—	823
Segregated portfolio dividend expense	—	2,844	(648)	2,196

Total expenses	67,571	21,309	4,670	93,550

Income (loss) from continuing operations before income taxes	10,563	—	(4,025)	6,538
Income tax expense (benefit) from continuing operations	3,520	—	(1,509)	2,011

Net income (loss) from continuing operations	$7,043	$—	$(2,516)	$4,527

Total assets	$301,443	$61,225	$(20,728)	$341,940

The following table represents the segment results for the nine months ended September 30, 2010 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$62,025	$18,015	$—	$80,040
Net investment income	1,812	433	272	2,517
Change in equity interest in limited partnerships	445	—	75	520
Net realized investment gains (losses)	1,062	774	(244)	1,592
Other revenue	—	—	434	434

Total revenue	65,344	19,222	537	85,103

Expenses:
Losses and LAE incurred	41,214	14,226	—	55,440
Acquisition and other underwriting expenses	4,860	5,488	(1,247)	9,101
Other expenses	11,087	189	4,678	15,954
Amortization of intangibles	—	—	963	963
Policyholder dividend expense	732	10	—	742
Segregated portfolio dividend expense	—	(691)	73	(618)

Total expenses	57,893	19,222	4,467	81,582

Income (loss) from continuing operations before income taxes	7,451	—	(3,930)	3,521
Income tax expense (benefit) from continuing operations	2,351	—	(1,222)	1,129

Net income (loss) from continuing operations	$5,100	$—	$(2,708)	$2,392

Total assets	$270,739	$58,673	$40	$329,452

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

11. Subsequent Events

Management performed an evaluation of subsequent events and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of September 30, 2011.

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

Overview

The Company reported net income from continuing operations of $656,000 and $4.5 million for the three and nine months ended September 30, 2011, respectively, compared to $1.2 million and $2.4 million for the same periods in 2010.

The improvement in the Company’s operating results reflects continued growth of the workers’ compensation business and the impact of audit premium from customers, which reflects an improvement in insured payrolls. The workers’ compensation insurance segment reported a combined ratio of 87.5% and 90.0% for the three and nine months ended September 30, 2011, respectively, compared to a combined ratio of 95.1% and 93.3% for the same periods in 2010.

The decline in the investment markets during the third quarter of 2011 had an adverse impact on the Company’s results of operations. During the third quarter, the Company’s equity interest in limited partnerships declined $354,000 and the estimated fair value of the Company’s convertible bond portfolio decreased $1.5 million, which is reflected in net realized investment (losses) gains.

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

Net premiums earned. Net premiums earned are the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2011, one-half of the premiums would be earned in 2011 and the other half would be earned in 2012. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included with net premiums earned is an estimate for earned but unbilled final audit premiums. The Company can estimate earned but unbilled premiums because it keeps track, by policy, of how much additional premium is billed (or returned to insureds as a result of payroll reductions) in final audit invoices as a percentage to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance, segregated portfolio cell reinsurance and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of September 30, 2011, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of September 30, 2011 and December 31, 2010, the Company’s reserves for unpaid losses and LAE were reduced by $5.3 million and $4.6 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and corporate/other segments as of September 30, 2011 (unaudited) and December 31, 2010 are summarized below (in thousands):

September 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Corporate/Other	Total
Case / tabular reserves	$41,398	$10,270	$—	$51,668
Case incurred development, IBNR, and unallocated LAE reserves	34,873	13,939	527	49,339
Amount of discount	(4,095)	(1,213)	—	(5,308)

Net reserves	72,176	22,996	527	95,699
Reinsurance recoverables on unpaid losses and LAE	5,761	3,291	—	9,052

Reserves for unpaid losses and LAE	$77,937	$26,287	$527	$104,751

December 31, 2010	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Corporate/Other	Total
Case reserves	$35,758	$11,618	$—	$47,376
Case incurred development, IBNR, and unallocated LAE reserves	32,124	12,369	862	45,355
Amount of discount	(3,435)	(1,198)	—	(4,633)

Net reserves	64,447	22,789	862	88,098
Reinsurance recoverables on unpaid losses and LAE	4,464	3,401	—	7,865

Reserves for unpaid losses and LAE	$68,911	$26,190	$862	$95,963

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value. The amount written down is recorded in earnings as a net realized investment loss. Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. There were no other-than-temporary impairments recognized by the Company for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, the Company recognized other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $0 and $6,000, respectively. As of September 30, 2011, the Company held securities with gross unrealized losses of $1.2 million, excluding those securities in the segregated portfolio cell reinsurance segment, of which none were in an unrealized loss position for more than 12 months. Adverse investment market conditions, poor operating results of underlying investments, or the passage of time with respect to equity securities in an unrealized loss position, could result in impairment charges in the future. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

The Company did not recognize any other-than-temporary impairments related to its equity securities for the three and nine months ended September 30, 2011.

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

The Company did not recognize any other-than-temporary impairments related to its fixed income securities for the three and nine months ended September 30, 2011.

Limited partnerships. A limited partnership investment is generally written down if the Company is unable to hold or otherwise intends to sell its interest in the limited partnership at a loss, or if management has received information that suggests the Company will be unable to recover its original investment in the limited partnership. The amount written down is recorded in the change in equity interest in limited partnerships in the consolidated statement of operations and comprehensive income. There were no other-than-temporary impairments related to the Company’s limited partnership interests for the three and nine months ended September 30, 2011 or 2010.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of September 30, 2011 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30. The Company adopted ASU 2011-08 effective September 30, 2011. Under ASU 2011-08, the Company assessed certain qualitative factors to determine if it was more likely than not that the fair value of the workers’ compensation insurance segment was less than its carrying amount. As a result of this assessment, it was determined that it was not more likely than not that fair value of the workers’ compensation insurance segment was less than its carrying amount; therefore, the performance of the two-step impairment test was not required.

The factors management considered in determining that it was not more likely than not that the fair value of the workers’ compensation insurance segment was less than its carrying amount included year over year premium growth, an increase in the renewal retention rate, and a reduction in the segment’s combined ratio. In addition, the Company continues to increase its agency base and has experienced growth in each of its regional offices. Management also considered the increase in the Company’s stock price, which closed at $13.15 on September 30, 2011, compared to $10.39 on September 30, 2010, an increase of 26.6%.

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of September 30, 2011, the Company recorded a net deferred tax asset of $1.8 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of September 30, 2011, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $11.6 million as of September 30, 2011. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of September 30, 2011; however, to the extent Eastern Re generates earnings and profits, the Company will be able to record the tax benefit of the outside basis difference.

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

Recent Accounting Pronouncements

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors in determining whether the existence of certain events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. If, however, an entity determines that is it more likely than not that the fair value is less than the carrying amount, the first step of the impairment test (calculation of the reporting unit’s fair value) is required. ASU 2011-08 provides examples of events and circumstances that an entity should consider in evaluating whether the fair value of a reporting unit is less than its carrying amount, but other relevant events or circumstances should be considered as necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company performs its annual goodwill impairment test as of September 30 and has elected to early adopt the provisions of ASU 2011-08.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. ASU 2011-05 is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011 (including interim periods) and for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. Early adoption is permitted and retrospective application is required. The Company currently presents comprehensive income in the consolidated statement of operations and comprehensive income. Management does not expect the adoption of ASU 2011-05 to have a significant impact on the Company’s current presentation of comprehensive income.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company expects to adopt ASU 2010-26 effective January 1, 2012 and apply it prospectively. Upon adoption, the Company expects to reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. Management does not expect the adoption of ASU 2010-26 to have a material effect on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and nine months ended September 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net premiums written	$37,863	$32,337	$111,621	$93,047

Net premiums earned	33,917	28,774	96,002	80,040
Net investment income	1,013	869	2,947	2,517
Change in equity interest in limited partnerships	(354)	266	291	520
Net realized investment (losses) gains	(1,306)	1,513	500	1,592
Other revenue	86	143	348	434

Consolidated revenue	$33,356	$31,565	$100,088	$85,103

The increase in consolidated revenue primarily reflects growth in the Company’s workers’ compensation book of business and the impact of audit premium from customers, partially offset by a decline in the fair value of the Company’s investment portfolio, which resulted in a decrease in the equity interest in limited partnerships and net realized investment losses related to the decrease in the fair value of the Company’s convertible bond portfolio during the third quarter of 2011. The decrease in other revenue primarily reflects the loss of a third party administration customer in the first quarter of 2011.

The components of consolidated net income from continuing operations, by segment, for the three and nine months ended September 30, 2011 and 2010 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Workers’ compensation insurance	$1,515	$2,000	$7,043	$5,100
Segregated portfolio cell reinsurance	—	—	—	—
Corporate / other	(859)	(832)	(2,516)	(2,708)

Consolidated net income from continuing operations	$656	$1,168	$4,527	$2,392

The increase in consolidated net income primarily reflects the improved combined ratio in the workers’ compensation insurance segment, partially offset by the aforementioned decline in the Company’s investment portfolio.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and nine months ended September 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Direct premiums written	$41,750	$34,541	$121,298	$100,014
Reinsurance premiums assumed	457	401	1,608	1,159
Ceded premiums written	(11,473)	(8,743)	(35,331)	(28,609)

Net premiums written	30,734	26,199	87,575	72,564
Change in unearned premiums	(4,346)	(3,790)	(12,486)	(10,539)

Net premiums earned	26,388	22,409	75,089	62,025
Net investment income	808	598	2,568	1,812
Change in equity interest in limited partnerships	(269)	214	273	445
Net realized investment (losses) gains	(1,436)	1,191	204	1,062

Total revenue	25,491	24,412	78,134	65,344

Expenses:
Losses and LAE incurred	16,896	15,085	49,252	41,214
Acquisition and other underwriting expenses	1,903	1,790	5,678	4,860
Other expenses	4,106	4,110	11,839	11,087
Policyholder dividend expense	196	333	802	732

Total expenses	23,101	21,318	67,571	57,893

Income before income taxes	2,390	3,094	10,563	7,451
Income tax expense	875	1,094	3,520	2,351

Net income	$1,515	$2,000	$7,043	$5,100

The workers’ compensation insurance ratios were as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss and LAE ratio	64.0%	67.3%	65.6%	66.4%
Expense ratio	22.8%	26.3%	23.3%	25.7%
Policyholders’ dividend ratio	0.7%	1.5%	1.1%	1.2%

Combined ratio	87.5%	95.1%	90.0%	93.3%

Premiums

The increase in direct premiums written primarily reflects new business sales $25.5 million, an increase in audit premium, an increase in the renewal retention rate, and renewal rate increases of 0.9%. Audit premium from customers totaled $983,000 and $1.4 million for the three and nine months ended September 30, 2011, respectively, compared to audit premium from customers of $95,000 and audit premium returned to customers of $1.3 million for the same periods in 2010. The Company’s traditional book of business recognized audit premium from customers of $727,000 and $1.3 million for the three and nine months ended September 30, 2011, compared to audit premium from customers of $181,000 and audit premium returned to customers of $361,000 for the same periods in 2010, respectively. In addition to audit premium from customers, direct premiums written increased as a result of an adjustment of $350,000 to earned but unbilled premium for the three and nine months ended September 30, 2011, compared to an adjustment of $100,000 and $750,000 to earned but unbilled premium that decreased direct premiums written for the same periods in 2010. The renewal retention rate increased from 86.9% in 2010 to 88.4% in 2011.

Net Investment Income

The increase in net investment income primarily reflects an increase in invested assets, partially offset by a decrease in the average yield on the fixed income portfolio. The average yield on the fixed income portfolio was 3.33% as of September 30, 2011, compared to 3.66% as of September 30, 2010.

Net Realized Investment (Losses) Gains

Net realized investment losses for the three months ended September 30, 2011 primarily reflect a decrease in the fair value of the Company’s convertible bond portfolio. Net realized gains for the nine months ended September 30, 2011 primarily reflect gains on the sale of investments, including an international equity fund that experienced an other-than-temporary impairment prior to 2011, partially offset by the aforementioned decline in the fair value of the convertible bond portfolio. Net realized investment gains for the three and nine months ended September 30, 2010 primarily reflect an increase in the estimated fair value of the Company’s convertible bond portfolio.

Losses and LAE

The decrease in the calendar period loss and LAE ratio reflects a decrease in the accident period loss ratio from 2010 to 2011, partially offset by audit premium from customers in 2011, compared to audit premium returned to customers in 2010. The 2011 calendar period loss and LAE ratio was impacted by audit premium from customers for the three and nine months ended September 30, 2011, which decreased the loss and LAE ratio by 2.8 points and 1.5 points, respectively. The 2010 calendar period loss and LAE ratio was impacted by audit premium from customers for the three months ended September 30, 2010 and audit premium return to customers for the nine months ended September 30, 2010, which decreased the loss and LAE ratio by 0.3 points and increased the loss ratio by 1.1 points, respectively. There was no prior year reserve development recognized in 2011 or 2010.

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio was 7.2% and 7.6% for the three and nine months ended September 30, 2011, respectively, compared to 8.0% and 7.8% for the same periods in 2010. The decrease in the ratio from 2010 to 2011 primarily reflects the impact of audit premium from customers.

The other expense ratio was 15.6% and 15.7% for the three and nine months ended September 30, 2011, respectively, compared to 18.3% and 17.9% for the same periods in 2010. The decrease in the expense ratio primarily reflects the impact of the increase in net premiums earned, including the impact of audit premium from customers.

Policyholder Dividends

The increase in the policyholder dividend expense primarily reflects the loss experience of dividend paying policies. For the nine months ended September 30, 2011 and 2010, 11.9% and 12.3%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three and nine months ended September 30, 2011 was 36.6% and 33.3%, respectively, compared to an effective tax rate of 35.4% and 31.6% for the same periods in 2010. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects a prior year tax return adjustment, partially offset by tax-exempt income on municipal bond securities. The increase in the effective tax rate from 2010 to 2011 primarily reflects the relationship of tax-exempt municipal bond income to pre-tax income.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and nine months ended September 30, 2011 and 2010 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Reinsurance premiums assumed	$8,149	$7,003	$26,909	$22,895
Ceded premiums written	(1,020)	(865)	(2,863)	(2,412)

Net premiums written	7,129	6,138	24,046	20,483
Change in unearned premiums	400	227	(3,133)	(2,468)

Net premiums earned	7,529	6,365	20,913	18,015
Net investment income	99	124	351	433
Net realized investment (losses) gains	(22)	232	45	774

Total revenue	7,606	6,721	21,309	19,222

Expenses:
Losses and LAE incurred	4,155	4,831	11,964	14,226
Acquisition and other underwriting expenses	2,270	1,908	6,275	5,488
Other expenses	56	50	205	189
Policyholder dividend expense	8	—	21	10
Segregated portfolio dividend expense (1)	1,117	(68)	2,844	(691)

Total expenses	7,606	6,721	21,309	19,222

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance, run-off specialty reinsurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss and LAE ratio	55.2%	75.9%	57.2%	79.0%
Expense ratio	31.0%	30.8%	31.1%	31.5%

Combined ratio	86.2%	106.7%	88.3%	110.5%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business sales of $4.2 million, an increase in audit premium, and increase in the renewal retention rate, and renewal rate increases of 1.1%. Audit premium from customers totaled $256,000 and $114,000 for the three and nine months ended September 30, 2011, respectively, compared to audit premium returned to customers of $86,000 and $952,000 for the same periods in 2010. The renewal retention rate increased from 86.7% in 2010 to 90.8% in 2011.

Net Investment Income

The decrease in net investment income primarily reflects the impact of the current interest rate environment.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains primarily reflect investment sale activity in 2011 and 2010.

Losses and LAE

The decrease in the calendar period loss and LAE ratio reflects a decrease in the accident period loss ratio, an increase in favorable reserve development, and an improvement in audit premium from 2010 to 2011. The accident period loss ratio was 71.9% and 70.1% for the three and nine months ended September 30, 2011, respectively, compared to 89.3% and 83.8% for the same periods in 2010. The Company recorded favorable reserve development of $1.3 million and $2.7 million for the three and nine months ended September 30, 2011, respectively, compared to favorable reserve development of $854,000 and $873,000 for the same period in 2010. The favorable reserve development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. The 2011 calendar period loss and LAE ratio was impacted by audit premium from customers for the three and nine months ended September 30, 2011, which decreased the loss and LAE ratio by 1.9 points and 0.3 points, respectively. The 2010 calendar period loss and LAE ratio was impacted by audit premium returned to customers for the three and nine months ended September 30, 2010, which increased the loss and LAE ratio by 1.0 points and 4.0 points, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and nine months ended September 30, 2011 and 2010.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The corporate/other segment reported a net loss of $859,000 and $2.5 million for the three and nine months ended September 30, 2011, respectively, compared to a net loss of $832,000 and $2.7 million for the same periods in 2010. The improvement in the corporate/other operating results primarily reflects an increase in the Company’s equity interest in certain segregated portfolio cells, an increase in fee revenue generated by the segregated portfolio cell reinsurance segment, and a decrease in intangible asset amortization, partially offset by a decrease in other revenue due to the loss of a third party administration customer and an increase in other expenses.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $341.9 million at September 30, 2011, compared to $322.7 million at December 31, 2010. The increase primarily reflects growth in the workers’ compensation business, as premiums receivable, deferred acquisition costs and prepaid reinsurance (which is included in other assets) have all increased. Cash and cash equivalents has also increased as a result of positive cash flows from operations, partially offset by cash outflows for stock repurchases and shareholder dividends. The decrease in investments primarily reflects a decrease in fair value. The decrease in the fair value of the Company’s investments has contributed to the increase in the net deferred tax asset.

Consolidated liabilities totaled $216.5 million at September 30, 2011, compared to $188.0 million at December 31, 2010. The increase primarily reflects growth in the workers’ compensation business, as loss and LAE reserves, unearned premiums and ceded reinsurance balances payable have all increased. The increase in the segregated portfolio cell dividend payable reflects the segment’s results of operations for the period.

Consolidated equity totaled $125.4 million at September 30, 2011, compared to $134.7 million at December 31, 2010. The decrease reflects common stock repurchases, a decrease in the fair value of investments, and shareholder dividends, partially offset by 2011 net income.

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

CASH FLOWS

Cash flows from continuing operations for the nine months ended September 30, 2011 and 2010 were as follows (unaudited, in thousands):

	2011	2010
Cash flows provided by operating activities	$18,662	$6,832
Cash flows provided by investing activities	227	(26,165)
Cash flows used in financing activities	(14,618)	(7,605)

Net increase (decrease) in cash and cash equivalents	$4,271	$(26,938)

The increase in cash flows provided by operating activities primarily reflects the growth in the workers’ compensation business.

Cash flows from investing for the nine months ended September 30, 2011 primarily reflects the sale of investments to fund stock repurchases, partially offset by the purchase of fixed income and equity securities with cash from operations. Cash flows from investing for the nine months ended September 30, 2010 primarily reflects the purchase of investments with cash from the sale of Eastern Life.

The increase in cash used in financing activities primarily reflects common stock repurchases in 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of September 30, 2011, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to those purchases of our common stock made during the nine months ended September 30, 2011 and 2010. On August 23, 2011, the Company’s Board of Directors increased the repurchase authorization of its issued and outstanding shares of common stock by 1,000,000 shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2011	129,110	$12.34	129,110	987,855
February 1-28, 2011	31,976	$13.02	31,976	955,879
March 1-31, 2011	360,832	$12.57	360,832	595,047
April 1-30, 2011	72,948	$12.86	72,948	522,099
May 1-31, 2011	111,984	$13.24	111,984	410,115
June 1-30, 2011	26,405	$13.21	26,405	383,710
July 1-31, 2011	70,063	$13.24	70,063	313,647
August 1-31, 2011	123,012	$13.10	123,012	1,190,635
September 1-30, 2011	78,913	$13.14	78,913	1,111,722

Total	1,005,243	$12.83	1,005,243

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2010	—	$—	—	$9,570,000
February 1-28, 2010	—	$—	—	$9,570,000
March 1-31, 2010	—	$—	—	$9,570,000
April 1-30, 2010	—	$—	—	$9,570,000
May 1-31, 2010	167,128	$10.79	167,128	$7,770,000
June 1-30, 2010	218,917	$10.75	218,917	$5,420,000
July 1-31, 2011	96,450	$10.79	96,450	$4,380,000
August 1-31, 2011	—	$—	—	$4,380,000
September 1-30, 2010	—	$—	—	$4,380,000

Total	482,495	$10.77	482,495

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.12	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 21 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002, (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: November 3, 2011	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: November 3, 2011	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Executive Vice President, Treasurer & Chief Financial Officer