Form 10-K
period 2011-12-31
Eastern Insurance Holdings, Inc.
filed 2012-03-12
CIK 1321268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on June 30, 2011, as reported by the NASDAQ Global Market, was $90,674,116.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 12, 2012
Common Stock, No Par Value	7,935,446 (Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2012 Annual Meeting of Stockholders—Part III.

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

•

Eastern Alliance, Allied Eastern and Eastern Advantage are stock property/casualty insurance companies domiciled in the Commonwealth of Pennsylvania and, along with Employers Security, conduct business as Eastern Alliance Insurance Group (“EAIG”). The four insurance companies provide EAIG with increased underwriting and pricing flexibility through the use of a tiered rating structure;

•	Employers Security is a stock property/casualty insurance company domiciled in the State of Indiana;

•	Employers Alliance is a Pennsylvania corporation offering claims administration and risk management services to self-insured property/casualty customers;

•	Eastern Re is a segregated portfolio cell reinsurance company domiciled in the Cayman Islands; and

•	Eastern Services is a Pennsylvania corporation that provides certain management services to EAIG.

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”). Atlantic RE was a Cayman Islands reinsurance company formed for the purpose of transferring certain assets and liabilities related to EIHI’s former run-off specialty reinsurance segment. The run-off specialty reinsurance segment reported net premiums earned totaling $1,000 and $1.1 million and revenue totaling $4.2 million and $1.0 million for the years ended December 31, 2010 and 2009, respectively. Total revenue for the year ended December 31, 2010 excludes the loss on the sale of Atlantic RE of $14.0 million.

On June 21, 2010, EIHI completed the sale of Eastern Life and Health Insurance Company (“Eastern Life”), its former group benefits insurance subsidiary. Eastern Life’s net premiums earned totaled $18.3 million (prior to the sale) and $35.9 million for the years ended December 31, 2010 and 2009, respectively. Eastern Life’s revenue totaled $20.6 million (prior to the sale) and $40.7 million for the years ended December 31, 2010 and 2009, respectively.

The Company currently operates in three business segments: workers’ compensation insurance, segregated portfolio cell reinsurance, and corporate/other. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2011, 2010 and 2009.

Overview of Business Segments

The following discussion provides information on each of our business segments:

Workers’ Compensation Insurance. The Company offers workers’ compensation insurance coverage to employers, generally with 1,000 employees or less, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs.

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

Workers’ compensation insurance coverage is underwritten through EAIG’s alternative markets business unit and ceded 100% to the segregated portfolio cell reinsurance segment. The Company receives fee revenue, based on a percentage of direct premiums written, for fronting, claims administration, risk management and segregated portfolio cell rental services. As of December 31, 2011, the segregated portfolio cells and dividend participants provided $45.6 million of irrevocable, unconditional letters of credit to secure unfunded liabilities and collateralize reserves for unpaid losses and loss adjustment expenses (“LAE”) and unearned premiums.

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

Corporate/Other The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of December 31, 2011. The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the contract for its 10% interest in SprinklerPro on a run-off basis effective April 1, 2009.

Products

Workers’ Compensation Insurance

The Company offers a complete line of workers’ compensation products including guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies, and alternative market products. Direct premiums written in the workers’ compensation insurance segment totaled $155.7 million for the year ended December 31, 2011.

•

Guaranteed cost policies. Guaranteed cost policies charge a fixed premium, which does not increase or decrease based upon loss experience during the policy period. For the year ended December 31, 2011, 55.2% of direct premiums written in the workers’ compensation insurance segment were derived from guaranteed cost policies.

•

Policyholder dividend policies. Policyholder dividend policies charge a fixed premium, but the customer may receive a dividend in the event of favorable loss experience during the policy period. Policyholder dividend plans are generally restricted to accounts with minimum annual premiums in excess of $20,000. For the year ended December 31, 2011, 12.3% of direct premiums written in the workers’ compensation insurance segment were derived from policyholder dividend policies.

•

Retrospectively-rated policies. Retrospectively-rated policies charge an initial premium that is subject to adjustment after the policy period expires, based upon the insured’s actual loss experience incurred during the policy period, subject to a minimum and maximum premium. These policies are typically subject to annual adjustment until all claims related to the policy year are closed. Retrospectively-rated policies are generally offered to employers with minimum annual premiums in excess of $150,000. For the year ended December 31, 2011, 3.4% of direct premiums written in the workers’ compensation insurance segment were derived from retrospectively-rated policies.

•

Deductible policies. Deductible policies generally result in a lower premium; however, the insured retains a greater share of the underwriting risk than under guaranteed cost or dividend paying policies, which reduces the risk to the Company and further encourages loss control practices by the insured. The insured is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence, subject to an aggregate retention. For the year ended December 31, 2011, 3.8% of direct premiums written in the workers’ compensation insurance segment were derived from deductible policies.

•

Alternative market products. Alternative market products are offered to individual companies, groups, and trade associations. As described above in “Overview of Business Segments—Segregated Portfolio Cell Reinsurance” a policy is issued to an insured and 100% of the premium written, less a ceding commission, is ceded to a segregated portfolio cell at Eastern Re. For the year ended December 31, 2011, 25.3% of direct premiums written in the workers’ compensation insurance segment were derived from alternative market products.

Segregated Portfolio Cell Reinsurance

Segregated portfolio cells, or segregated cells or rent-a-captives, are all referred to as alternative market programs or products. The Company provides a variety of products to this marketplace, including program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. Direct premiums written in the segregated portfolio cell reinsurance segment totaled $34.0 million for the year ended December 31, 2011. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance and corporate/other segments totaling $5.5 million for the year ended December 31, 2011.

Marketing and Distribution

Workers’ Compensation Insurance

The Company distributes its workers’ compensation products and services primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States through a network of carefully chosen independent insurance agents. The following table provides direct premiums written, by state, for the year ended December 31, 2011 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$109,826	70.5%
Indiana	14,132	9.1%
North Carolina	8,903	5.7%
Virginia	6,462	4.1%
Maryland	4,393	2.8%
Delaware	2,763	1.8%
Other	9,267	6.0%

Total	$155,746	100.0%

The Company has its greatest agency representation and largest workers’ compensation premium volume in central Pennsylvania.

The Company’s agents are compensated through a fixed base commission plan with an opportunity for profit sharing depending on the agent’s premium volume and loss experience.

The Company proactively manages its valued relationships with agents through a detailed management process. The process is driven by regular interaction with the Company’s underwriting and marketing personnel and strong relationships between senior management of the Company and the principals of each agent. The primary components of the agency management process are as follows:

•

The Company carefully selects agents through a process that assesses financial results, market potential, business philosophy and reputation of the agency and its staff. Senior management of the Company approves all agent appointments following extensive meetings with the agent’s principals. Following the agreement to appoint, the Company’s Senior Vice President of Marketing and Field Operations and other key personnel conduct a formal orientation process focusing on the Company’s workers’ compensation insurance products and services, dedicated service team and the joint business objectives of the Company and the agent.

•

The Company’s senior management team conducts annual business planning meetings with the agency principals to mutually agree upon the agent’s financial goals for the following year. Senior management, marketing personnel and the underwriting staff conduct regular visits to monitor results and build relationships.

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

The Company attempts to optimize the franchise value of a workers’ compensation agency appointment by limiting the number of appointments in identified marketing territories. As a result of this agency management strategy, the average direct premiums written per agency contract was $1.3 million for the year ended December 31, 2011.

The Company’s ten largest agents in its workers’ compensation insurance segment accounted for 55.9% of its direct premiums written for the year ended December 31, 2011. The Company’s largest agent, The Alliance of Central PA, Inc., accounted for 10.2% of its direct premiums written for the year ended December 31, 2011. The Alliance of Central PA, Inc. is subject to the terms and conditions of the Company’s Agency Agreement, which sets forth binding authority, premium remittance and collection and termination provisions, among other things. No other agent accounted for more than 10.0% of the Company’s direct premiums written in its workers’ compensation insurance segment for the year ended December 31, 2011.

Segregated Portfolio Cell Reinsurance

The marketing and distribution of policies that may be submitted for consideration for reinsurance are substantially the same as that of the workers’ compensation insurance segment. The Company’s independent agents market the products to potential customer groups within the Company’s geographic target markets.

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

The workers’ compensation underwriting strategy is focused on accounts with strong return to work and safety programs in a low to middle hazard levels such as clerical office, light manufacturing, healthcare, auto dealers and service industries.

For the year ended December 31, 2011, the average annual workers’ compensation traditional premium per policy was $20,187.

Within the workers’ compensation underwriting operation, the Company operates a risk management unit, which delivers loss consulting services to the Company’s underwriters, agents and insureds. The objective of the risk management operation is to protect the Company from catastrophic loss, reduce claims frequency and provide value added consulting services to policyholders. These services are provided at no additional cost to the insured. Management believes the quality of the services differentiates the Company’s workers’ compensation offerings from its competitors. The risk management unit also provides risk pre-screening in support of the underwriting selection process.

Segregated Portfolio Cell Reinsurance

Underwriting and risk management services for the segregated portfolio cell reinsurance segment are substantially the same as the workers’ compensation insurance segment, although a separate alternative markets unit has been formed for the coordination of services on a group program basis. The independent agents’ knowledge of the Company’s workers’ compensation product offerings is an important component in the offering of different product proposals to customers, including the alternative market option. After successful completion of the underwriting process, if the risk is deemed to be an appropriate candidate for alternative markets, the risk is submitted for consideration of intercompany reinsurance. In general, a pool of risks such as a trade group, or for similarly situated customers of an agency, are most appropriate for submission to the alternative markets unit. If a pool of risks is accepted, reinsurance agreements and dividend participant agreements are executed, external reinsurance is bound and a segregated portfolio cell is established and presented to the Cayman Islands Monetary Authority for approval.

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

The Company utilizes strategic vendor relationships rather than in-house personnel for services such as legal representation, private investigation, vocational rehabilitation and medical case management. The Company is in the process of establishing an internal medical case management and utilization review department, as management believes this will improve the effectiveness and efficiency of its claims management process.

Medical cost management initiatives have been implemented with strategic vendors to reduce claim costs. Medical cost management services include catastrophic medical management, medical case management, preferred provider networks, physical therapy networks and a prescription drug program.

The Company attempts to aggressively achieve final resolution of and close claims from prior accident years as expeditiously as possible. The table below shows the total number of workers’ compensation claims received and open and closed claims, by accident year, as of December 31, 2011.

Traditional Business

(Exclusive of Alternative Markets)

Open Lost Time Claims (1)

Accident Year	Total Claims	Open	Closed	% Closed	Open Reinsured Claims
1994	1	—	1	100.0%	—
1995	18	—	18	100.0%	—
1996	342	—	342	100.0%	—
1997	431	1	430	99.8%	1
1998	567	1	566	99.8%	1
1999	798	—	798	100.0%	—
2000	1,503	2	1,501	99.9%	2
2001	1,947	3	1,944	99.8%	2
2002	1,194	3	1,191	99.7%	3
2003	825	5	820	99.4%	2
2004	1,137	10	1,127	99.1%	5
2005	1,141	7	1,134	99.4%	1
2006	1,353	11	1,342	99.2%	2
2007	1,433	22	1,411	98.5%	3
2008	1,508	55	1,453	96.4%	1
2009	1,518	96	1,422	94.7%	1
2010	1,829	240	1,589	86.9%	4
2011	1,882	877	1,005	53.4%	1

	19,427	1,333	18,094	93.1%	29

(1)	Excludes medical only claims because such claims are opened and closed in a short period of time.

The table below shows the number of open lost time claims for accident years 2010 and prior as of December 31, 2011 and 2010:

Traditional Business

(Exclusive of Alternative Markets)

Open Lost Time Claims (1)

Accident Year	12-31-11 Open	12-31-10 Open	2010 and Prior Claims Closed During 2011	% of 2010 Open Claims Closed During 2011
1997	1	1	—	0.0%
1998	1	2	1	50.0%
1999	—	—	—	0.0%
2000	2	2	—	0.0%
2001	3	5	2	40.0%
2002	3	4	1	25.0%
2003	5	5	—	0.0%
2004	10	12	2	16.7%
2005	7	14	7	50.0%
2006	11	18	7	38.9%
2007	22	47	25	53.2%
2008	55	88	33	37.5%
2009	96	206	110	53.4%
2010	240	754	514	68.2%

	456	1,158	702	60.6%

(1)	Excludes medical only claims because such claims are opened and closed in a short period of time.

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

Reinsurance does not legally discharge the Company from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the Company to the extent of the coverage ceded. As of December 31, 2011, the Company’s reinsurance recoverables, by segment, were as follows (in thousands):

Segment	Amount
Workers’ compensation insurance	$12,519
Segregated portfolio cell reinsurance	3,201

Total	$15,720

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

Workers’ Compensation Insurance

The Company’s workers’ compensation traditional business is reinsured under an excess of loss arrangement under which the Company retains the first $500,000 on each loss occurrence. Loss occurrences in excess of $500,000 are covered up to a maximum of $39.5 million per claim.

The following table sets forth the amounts recoverable from reinsurers for the workers’ compensation insurance segment as of December 31, 2011 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating		Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$5,155	A		4.1%	32.8%
General Reinsurance Corporation	3,212	A++		2.5%	20.4%
Aspen Insurance UK Limited	3,072	A		2.4%	19.5%
Swiss Reinsurance America Corporation	677	A+	(2)	0.5%	4.3%
Catalina London Limited.	274	NR	(1)	0.2%	1.7%
Alterra Bermuda Limited	88	A	(3)	0.1%	0.6%
Alea (Bermuda) Limited.	27	NR	(1)	0.0%	0.2%
St. Paul Reinsurance Company Ltd.	14	NR	(1)	0.0%	0.1%

	$12,519			9.8%	79.6%

(1)	Rating assigned to companies that are not rated by A.M. Best.
(2)	Effective December 21, 2011, Swiss Reinsurance America Corporation was upgraded by A.M. Best from an “A” (Excellent) to an “A+” (Superior).
(3)	Effective August 5, 2011, Alterra Bermuda Limited was placed on negative outlook by A.M. Best.

Segregated Portfolio Cell Reinsurance

Intercompany Reinsurance Structure. Intercompany reinsurance agreements are the mechanisms by which premiums paid by alternative market customers are ceded to the segregated portfolio cells. Each segregated portfolio cell has the following reinsurance agreements:

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

•

Aggregate Excess Reinsurance Agreements—An aggregate excess reinsurance agreement exists for each respective segregated portfolio cell whereby EAIG assumes 100% of aggregate losses over an aggregate attachment point (expressed as a percentage of direct premiums written), with a maximum loss limit of $100,000. The attachment points for the aggregate excess reinsurance agreements average 89.0% of direct premiums written. For example, in the case of a segregated portfolio cell with $1.0 million in assumed premium and an 89.0% attachment point, the segregated portfolio cell pays the first $890,000 in net losses and LAE, EAIG pays the next $100,000 in net losses and LAE and the external aggregate reinsurer (as described below) pays net losses and LAE beyond the initial $990,000 covered by the segregated portfolio cell and EAIG.

External Reinsurance. Each segregated portfolio cell purchases reinsurance coverage through the external reinsurance market. The segregated portfolio cell purchases per occurrence coverage to cover severity of claims and aggregate reinsurance coverage to cover frequency of claims on its segregated portfolio cell business.

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

Aggregate Reinsurance Coverage. Aggregate reinsurance agreements cover each segregated portfolio cell for losses and LAE beyond the $100,000 aggregate coverage provided by EAIG. The need for this coverage would arise in the event of a series of losses as opposed to a single, catastrophic event. Aggregate reinsurance coverage purchased through Lloyd’s of London has ultimate loss limits of $1.0 million or $2.0 million, depending on the underlying risks. This external reinsurance combined with the aggregate coverage provided by EAIG provides aggregate loss limits for each segregated portfolio cell ranging from $1.1 million to $2.1 million.

In addition to the reinsurance coverage on the segregated portfolio cell business, the dividend participants of each segregated portfolio cell provide a letter of credit to EAIG that is equal to the difference between the loss fund (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. This is sometimes called the GAP, or unfunded liability. As an example, if a program has $1.0 million of assumed premiums, a 40% ceding commission and a 90% aggregate attachment point, the letter of credit amount is $300,000 calculated as follows:

Aggregate attachment point ($1,000,000 x .90)	$900,000
Loss fund ($1,000,000 – ($1,000,000 x .40))	$600,000
GAP	$300,000

The difference between the premium and the ceding commission is deposited in each respective segregated portfolio cell’s Cayman Island bank account to create the loss fund.

The following table sets forth the amounts recoverable from reinsurers for the segregated portfolio cell reinsurance segment as of December 31, 2011 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating		Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$1,943	A		1.5%	12.4%
Aspen Insurance UK Limited	1,027	A		0.8%	6.5%
Catalina London Limited	221	NR	(1)	0.2%	1.4%
St. Paul Reinsurance Company Ltd.	10	NR	(1)	0.0%	0.1%

	$3,201			2.5%	20.4%

(1)	Rating assigned to companies that are not rated by A.M. Best.

Loss and LAE Reserves

The Company estimates its reserves for unpaid losses and LAE as of the balance sheet date. The adequacy of the Company’s reserves is inherently uncertain and represents a significant risk to the business. The Company attempts to mitigate the uncertainty inherent in its reserves by continually reviewing loss cost trends, attempting to set premium rates that are adequate to cover anticipated future costs, and by professionally managing its claims administration function. Additionally, the Company attempts to minimize the estimation risk inherent in its reserves by employing actuarial techniques on a quarterly basis. Significant judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given as to whether the ultimate liability for unpaid losses and LAE will be more or less than the Company’s current estimates. While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2011 are reasonable, the ultimate net liability may differ materially from the amount provided.

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance, beginning of period	$95,963	$89,509	$86,993
Reinsurance recoverables on unpaid losses and LAE	7,864	8,512	7,835

Net balance, beginning of period	88,099	80,997	79,158
Incurred related to:
Current year	84,723	76,794	63,602
Prior year	(1,001)	780	(4,836)

Total incurred	83,722	77,574	58,766
Paid related to:
Current year	31,444	30,755	22,369
Prior year	46,105	39,717	34,558

Total paid	77,549	70,472	56,927

Net balance, end of period	94,272	88,099	80,997
Reinsurance recoverables on unpaid losses and LAE	11,805	7,864	8,512

Balance, end of period	$106,077	$95,963	$89,509

Incurred losses by segment were as follows for the year ended December 31, 2011 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$68,894	$18,770	$87,664
Current period discount	(2,252)	(689)	(2,941)
Prior year, gross of discount	—	(2,875)	(2,875)
Accretion of prior period discount	1,159	715	1,874

Total incurred	$67,801	$15,921	$83,722

Incurred losses by segment were as follows for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$59,615	$19,746	$79,361
Current period discount	(1,901)	(666)	(2,567)
Prior year, gross of discount	—	(1,432)	(1,432)
Accretion of prior period discount	1,562	650	2,212

Total incurred	$59,276	$18,298	$77,574

Incurred losses by segment were as follows for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$47,860	$17,732	$65,592
Current period discount	(1,343)	(647)	(1,990)
Prior year, gross of discount	(3,749)	(2,753)	(6,502)
Accretion of prior period discount	1,075	591	1,666

Total incurred	$43,843	$14,923	$58,766

For the years ended December 31, 2011, 2010 and 2009, the Company increased (decreased) its workers’ compensation insurance and segregated portfolio cell reinsurance reserves for unpaid losses and LAE, including the accretion of prior period discount, by the following amounts (in thousands):

	2011	2010	2009
Workers’ compensation insurance	$1,159	$1,562	$(2,674)
Segregated portfolio cell reinsurance	(2,160)	(782)	(2,162)

Total	$(1,001)	$780	$(4,836)

Workers’ Compensation Insurance

For the years ended December 31, 2011, 2010 and 2009, the Company increased (decreased) its workers’ compensation insurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2011	2010	2009
2010	$—	$—	$—
2009	—	—	—
2008	—	—	—
2007	—	—	(1,170)
2006	—	—	(1,504)
2005	—	—	—
2004	—	—	(250)
2003	—	—	(325)
2002	—	—	(500)
2001 and prior	—	—	—

Total before discount accretion	—	—	(3,749)
Discount accretion	1,159	1,562	1,075

Total	$1,159	$1,562	$(2,674)

For the years ended December 31, 2011 and 2010, the Company did not recognize any development on prior accident year workers’ compensation insurance reserves.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year workers’ compensation insurance reserves of $3.7 million, representing 6.7% of the Company’s estimated workers’ compensation insurance reserves as of December 31, 2008 and 5.1% of the Company’s workers’ compensation insurance net premiums earned for the year ended December 31, 2009. The favorable development arose primarily from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting included greater availability and use of employers’ return to work programs. Furthermore, the Company was able to settle a large amount of Pennsylvania claims via compromise and release, which is a lump sum cash payment in exchange for a full and final claim settlement. Management attributes the large amount of compromise and release claim closures to the difficult economic conditions and the claimants’ choosing a lump sum cash settlement over the continuation of a workers’ compensation annuity payment.

Segregated Portfolio Cell Reinsurance

For the years ended December 31, 2011, 2010 and 2009, the Company increased (decreased) its segregated portfolio cell reinsurance reserves for unpaid losses and LAE by the following amounts, by accident year (in thousands):

Accident Year	2011	2010	2009
2010	$(1,862)	$—	$—
2009	(602)	(1,372)	—
2008	(109)	(418)	(1,506)
2007	(136)	423	(247)
2006	(85)	(12)	(663)
2005	(12)	103	76
2004	(54)	(124)	(268)
2003	(2)	(51)	68
2002	(2)	(10)	(24)
2001 and prior	(11)	29	(189)

Total before discount accretion	(2,875)	(1,432)	(2,753)
Discount accretion	715	650	591

Total	$(2,160)	$(782)	$(2,162)

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

For the year ended December 31, 2011, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.9 million, representing 12.6% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2010 and 10.1% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2011. The favorable development arose primarily from accident years 2010 and 2009, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting.

For the year ended December 31, 2010, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $1.4 million, representing 6.5% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2009 and 5.8% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2010. The favorable development arose primarily from accident years 2008 and 2009, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The unfavorable development recorded in 2010 related to accident year 2007 was driven by limited return to work options in one specific segregated portfolio cell program.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.8 million, representing 12.5% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2008 and 11.1% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2009. The favorable development arose primarily from accident years 2006 and 2008, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting included greater availability and use of employers’ return to work programs.

The analysis in the following table presents the development of the Company’s reserves for unpaid losses and LAE from December 31, 2001 to December 31, 2011 for both the workers’ compensation insurance and segregated portfolio cell reinsurance segments. The first line in the table shows the reserves for unpaid losses and LAE, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of losses and LAE, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods.

The next section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or unfavorable development of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative, the estimated favorable or unfavorable development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over- or under-estimated. The “cumulative redundancy/(deficiency)” is as of December 31, 2011, which represents the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate (in thousands).

	As of December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Reserves for unpaid losses and LAE, net of reinsurance	$10,352	$18,995	$35,372	$50,258	$54,610	$62,863	$63,726	$77,090	$79,442	$86,906	$94,066
Cumulative amount of liability paid through:
One year later	8,399	12,595	16,954	18,403	19,386	21,424	25,664	34,737	39,297	44,453	—
Two years later	13,465	20,609	25,590	27,612	28,171	32,792	40,100	51,284	58,229	—	—
Three years later	16,369	24,154	29,299	31,982	33,080	39,352	46,854	59,850	—	—	—
Four years later	17,550	25,433	30,580	33,336	35,830	41,593	51,295	—	—	—	—
Five years later	17,932	25,764	31,123	34,369	37,038	43,060	—	—	—	—	—
Six years later	18,046	25,825	31,430	34,596	38,119	—	—	—	—	—	—
Seven years later	18,093	25,868	31,469	35,171	—	—	—	—	—	—	—
Eight years later	17,999	25,933	31,704	—	—	—	—	—	—	—	—
Nine years later	18,042	26,061	—	—	—	—	—	—	—	—	—
Ten years later	18,053	—	—	—	—	—	—	—	—	—	—

Liability estimated as of:
One year later	15,394	26,511	37,625	43,208	49,301	52,791	60,491	72,216	80,220	85,906	—
Two years later	18,208	27,993	36,038	41,797	42,940	51,223	56,054	72,711	78,459	—	—
Three years later	18,897	27,848	35,358	39,392	42,327	48,507	56,489	71,564	—	—	—
Four years later	18,892	27,942	34,347	38,789	41,266	48,768	56,001	—	—	—	—
Five years later	18,834	27,670	34,061	37,582	41,320	48,677	—	—	—	—	—
Six years later	18,951	27,484	33,199	37,498	41,312	—	—	—	—	—	—
Seven years later	18,784	26,843	33,218	37,488	—	—	—	—	—	—	—
Eight years later	18,482	26,904	33,260	—	—	—	—	—	—	—	—
Nine years later	18,527	26,935	—	—	—	—	—	—	—	—	—
Ten years later	18,544	—	—	—	—	—	—	—	—	—	—
Cumulative total (deficiency) redundancy	$(8,175)	$(7,909)	$2,154	$12,760	$13,290	$14,095	$7,237	$4,379	$(778)	$1,000	$94,066

Gross liability—end of year	10,540	20,361	37,455	53,108	60,430	67,232	68,468	84,925	87,954	94,772	105,871
Reinsurance recoverables	188	1,366	2,083	2,850	5,820	4,369	4,742	7,835	8,512	7,864	11,805

Net liability—end of year	$10,352	$18,995	$35,372	$50,258	$54,610	$62,863	$63,726	$77,090	$79,442	$86,906	$94,066

Gross re-estimated liability—latest	21,556	31,736	38,518	44,259	49,128	57,119	64,566	82,540	88,170	95,309
Re-estimated reinsurance recoverables—latest	3,012	4,801	5,258	6,771	7,816	8,442	8,565	10,976	9,711	9,403

Net re-estimated liability—latest	$18,527	$26,904	$33,218	$37,498	$41,320	$48,768	$56,489	$72,711	$80,220	$85,906

Gross cumulative (deficiency) redundancy	$(11,016)	$(11,375)	$(1,063)	$8,849	$11,302	$10,113	$3,902	$2,385	$(216)	$(537)

(1)	The reserves for unpaid losses and LAE as of December 31, 2010, 2009, 2008, 2007 and 2006 are reflected before the impact of purchase accounting adjustments of $330, $555, $1,068, $1,102 and $1,602, respectively.
(2)	The above table excludes reserves for unpaid losses and LAE of $206, $861 and $1,000 as of December 31, 2011, 2010 and 2009, respectively, related to the Company’s previous run-off specialty reinsurance segment that is now reported in the corporate/other segment.

A.M. Best Rating

A.M. Best rates insurance companies based on factors of concern to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, its book of business, the adequacy and soundness of its reinsurance programs, the quality and estimated fair value of its investments, the adequacy of its reserves and surplus, its capital structure, the experience and competence of its management, and its marketing presence. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to its policyholders. Their evaluation is not directed at investors. As of December 31, 2011, Eastern Alliance Insurance Group and Eastern Re had a financial strength rating of “A” (Excellent) with a stable outlook. An “A” (Excellent) financial strength rating is the third highest out of 16 rating classifications.

The financial strength ratings assigned by A.M. Best to the Company’s insurance subsidiaries are subject to periodic review and may be upgraded or downgraded by A.M. Best as a result of changes in the views of the rating agency or positive or adverse developments in the insurance subsidiaries’ financial condition or results of operations.

Competition

The Company’s ability to compete successfully in its principal markets is dependent upon a number of factors, many of which are outside its control. Workers’ compensation insurance is subject to significant price competition. In addition to price, competition in the workers’ compensation insurance line of business is based on quality of the products, quality and delivery of service, financial strength, ratings, distribution systems and technical expertise.

The property and casualty insurance market is highly competitive. The Company competes with stock insurance companies, mutual insurance companies, local cooperatives and other underwriting organizations. The Company considers its principal competitors to be Old Republic Insurance Company, Travelers Insurance, Liberty Mutual Insurance Company, Erie Insurance Group, Guard Insurance Group, Penn National Insurance Company, Selective Insurance Group, Cincinnati Insurance Company, Lackawanna Insurance Group, Accident Fund Insurance Company of America, and the Highmark Casualty Insurance Company.

Investments

The Company’s investment portfolio consists of fixed income securities, convertible bonds, equity securities, and other long-term investments in various limited partnerships. The management and accounting for the Company’s investment function is outsourced to third parties. The Company has established an investment policy, approved by the Finance/Investment Committee of the Board of Directors, which has been communicated to the Company’s external investment managers. In addition, the Company has hired an independent investment consultant to oversee the Company’s investment managers and to assist the Company in setting and monitoring its investment policy. The independent investment consultant meets with the Finance/Investment Committee on at least a quarterly basis to review the Company’s investment portfolio. Management has monthly and quarterly controls in place to review the investment accounting process that is outsourced to a third party.

The Company’s investment objectives are:

•	to meet insurance regulatory requirements;

•	to maintain adequate liquidity in its insurance subsidiaries;

•	to preserve capital through a well diversified, high quality investment portfolio; and

•	to maximize after tax income while generating competitive after tax total rates of return.

The Company evaluates the performance of its investments through the use of various industry benchmarks. Benchmarks have been selected for each investment manager and/or portfolio and are reviewed on a quarterly basis by management and the Company’s Finance/Investment Committee. For the year ended December 31, 2011, the Company’s taxable equivalent total return, net of management fees, was 3.23%.

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

The Company’s other long-term investments include interests in various limited partnerships. The Company accounts for its limited partnership investments under the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnership’s net asset value. Changes in the Company’s interest in the limited partnerships recorded in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

The following table sets forth consolidated information concerning the Company’s investments as of December 31, 2011 and 2010 (in thousands).

	As of December 31,
	2011		2010
	Amortized Cost or Cost	Estimated Fair Market Value	Amortized Cost or Cost	Estimated Fair Market Value
U.S. Treasuries and government agencies	$15,524	$16,143	$22,775	$23,344
State, Municipalities and political subdivisions	39,904	42,316	31,282	32,621
Corporate securities	44,748	45,498	36,462	37,468
Residential mortgage-backed securities	21,499	22,360	25,474	25,759
Commercial mortgage-backed securities	187	206	272	289
Collateralized mortgage obligations	5,753	5,876	7,177	7,220
Other structured securities	1,004	1,023	759	773

Total fixed income securities	128,619	133,422	124,201	127,474

Equity securities	16,566	17,629	17,002	20,880
Convertible bonds	16,856	17,574	16,481	18,140
Other long-term investments	8,100	10,209	9,642	11,435

Total investments	$170,141	$178,834	$167,326	$177,929

Corporate securities include an investment in a fixed income mutual fund, held by the segregated portfolio cell reinsurance segment, with a cost and estimated fair value of $23,991 and $23,989, respectively, as of December 31, 2011. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include other asset-backed securities collateralized by auto loans, equipment and manufactured homes.

As of December 31, 2011 and 2010, the estimated fair values of the Company’s other long-term investments, by investment strategy, were as follows (in thousands):

	2011	2010
Multi-strategy fund of funds	$5,578	$5,351
Natural resources	1,262	2,515
Structured finance opportunity fund	2,769	2,892
Open-ended investment fund	600	629
Real estate	—	48

Total	$10,209	$11,435

During 2011, the Company liquidated its interest in one of the natural resource funds and wrote off its interest in the real estate limited partnership. The write off of the real estate limited partnership totaled $49,000 and was a result of the limited partnership being liquidated without any benefit to the Company.

The gross unrealized losses and estimated fair value of fixed income securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security is in a continuous unrealized loss position as of December 31, 2011 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States, municipalities, and political subdivisions	$1,604	$(4)	$—	$—	$1,604	$(4)
Collateralized mortgage obligations	375	(11)	—	—	375	(11)

Total fixed income securities	1,979	(15)	—	—	1,979	(15)
Equity securities	3,302	(374)	—	—	3,302	(374)

Total fixed income and equity securities	$5,281	$(389)	$—	$—	$5,281	$(389)

2010	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$860	$(6)	$—	$—	$860	$(6)
States, municipalities, and political subdivisions	5,914	(89)	—	—	5,914	(89)
Corporate securities	2,508	(25)	—	—	2,508	(25)
Residential mortgage-backed securities	10,921	(130)	—	—	10,921	(130)
Collateralized mortgage obligations	1,700	(19)	722	(55)	2,422	(74)
Other structured securities	446	(4)	—	—	446	(4)

Total fixed income securities	$22,349	$(273)	$722	$(55)	$23,071	$(328)

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

As of December 31, 2011, the Company held 6 fixed income securities with gross unrealized losses totaling $15,000. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of December 31, 2011.

As of December 31, 2011, the Company held 6 equity securities with gross unrealized losses totaling $374,000. These securities have been in an unrealized loss position for less than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, totaling $0, $6,000, and $1,852,000, respectively. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $78,000, $80,000 and $749,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company held asset-backed securities with an estimated fair value of $29.5 million. The types of underlying assets collateralizing these securities, the weighted average issuance date, average credit rating and the estimated fair value as of December 31, 2011 are as follows (in thousands):

Asset Type	Weighted Average Year of Issuance	Weighted Average Credit Rating	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	2010	AAA	$22,360
Collateralized mortgage obligations (CMO)	2007	AA+	5,876
Commercial mortgage-backed securities (CMBS)	2005	AAA	206
Auto loans	2010	AAA	660
Equipment	2011	AAA	358
Manufactured homes	1996	AA	5

Total			$29,465

The Company held 41 RMBS securities as of December 31, 2011, all of which were rated AAA. These securities were all issued by government agencies.

The Company held 16 CMO securities as of December 31, 2011 all of which were rated AAA, except for two securities with a CC rating. The amortized cost and estimated fair value of the two CC-rated securities totaled $386,000 and 375,000 as of December 31, 2011, respectively.

The Company held three CMBS securities as of December 31, 2011, all of which were rated AAA.

The Company held two securities collateralized by auto loans as of December 31, 2011, both of which were rated AAA.

The Company held one security collateralized by equipment that was rated AAA and one security collateralized by manufactured home loans that was rated AA.

As of December 31, 2011, the Company held insurance enhanced securities, net of pre-refunded municipal bonds that are escrowed in U.S. government obligations, with an estimated fair value of $18.6 million, which represents approximately 10.4% of the Company’s total investments as of December 31, 2011. Municipal bonds made up 100% of the insurance enhanced securities.

The following table provides a breakdown of the ratings for these insurance enhanced securities, net of pre-refunded municipal bonds, with and without insurance (in thousands):

Ratings	Ratings With Insurance	Ratings Without Insurance
AAA	$1,029	$1,029
AA	16,265	15,426
A	1,114	1,953
BBB	163	163

Total	$18,571	$18,571

These securities had an average credit rating of AA+ as of December 31, 2011 (average credit rating of AA without the benefit of insurance).

The Company’s indirect exposure to third party insurers, by percentage of estimated fair value as of December 31, 2011 was as follows:

Insurer	Percentage of Estimated Fair Value
Assured Guaranty Municipal Corporation	40.9%
National Re	30.0%
National Re FGIC	17.4%
AMBAC Financial Group, Inc.	8.9%
Financial Guaranty Insurance Company	1.7%
XLCA	1.1%

Total	100.0%

The following table shows the ratings distribution of the Company’s fixed income securities and convertible bonds, excluding fixed income securities of the segregated portfolio cell reinsurance segment, as a percentage of the estimated fair value of the fixed income and convertible bond portfolio as of December 31, 2011 (dollars in thousands).

	Total	Percentage of Estimated Fair Value
“AAA”	$53,663	42.2%
“AA”	38,342	30.2%
“A”	21,202	16.7%
“BBB”	7,283	5.7%
Below Investment Grade	6,517	5.2%

Total	$127,007	100.0%

Note: The Company has excluded the segregated portfolio cell reinsurance segment’s investment credit ratings from the above table because management believes the exclusion of the credit ratings of the segregated portfolio cell reinsurance segment’s fixed income securities provides a more transparent understanding of the underlying risk in the Company’s fixed income portfolio. Also, the Company has reported securities issued and/or guaranteed by the United States Government in the “AAA” classification. As of December 31, 2011, these securities were rated “AAA” by Moody’s and Fitch and “AA” by S&P.

The amortized cost and estimated fair value of fixed income securities and convertible bonds, excluding the fixed income mutual fund held by the segregated portfolio cell reinsurance segment which does not have a stated maturity date, as of December 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$6,040	$6,173
One through five years	46,205	47,634
Five through ten years	23,940	25,624
Greater than ten years	16,856	18,111
Mortgage/asset-backed securities	28,443	29,465

Total	$121,484	$127,007

Company Web Sites

The Company operates two Web sites. The Company’s Corporate Web site (www.eihi.com) provides investor relations information and news. We make our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports available, free of charge, on this website as soon as reasonably practical after they are filed with or furnished to the SEC. EAIG’s Web site (www.eains.com) provides information and news regarding workers’ compensation insurance products and services, in addition to secured content accessible to agents and insureds. The secured sections include a risk management library that allows EAIG’s risk management personnel to disseminate safety information quickly and effectively to agents and insureds.

Employees

As of December 31, 2011, the Company had 187 employees. The Company’s employees are not represented by a union. The Company considers its relationship with its employees to be excellent.

Regulation

General

Insurance companies are subject to supervision and regulation in the jurisdictions in which they conduct business. Insurance authorities in each jurisdiction have broad administrative powers to administer statutes and regulations with respect to all aspects of the insurance business, including:

•	licensing of insurers and their agents;

•	approval of policy forms and premium rates;

•	mandating certain insurance benefits;

•	standards of solvency, including establishing statutory and risk-based capital requirements for statutory surplus;

•	classifying assets as admissible for purposes of determining statutory surplus;

•	regulating unfair trade and claim practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	restrictions on the nature, quality and concentration of investments;

•	assessments by guaranty and other associations;

•	restrictions on the ability of insurance companies to pay dividends;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on acquisitions and dispositions of insurance companies;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	conducting periodic examinations of insurance company operations and finances;

•	reviewing claims administration practices;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premiums, losses and other purposes.

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

Examinations

Examinations of EIHI’s insurance subsidiaries are conducted by the domiciliary insurance department every three to five years. The Pennsylvania Insurance Department’s most recent examinations of Eastern Alliance and Allied Eastern for which a report was issued were as of December 31, 2006. The Indiana Insurance Department’s most recent examination of Employers Security for which a report was issued was as of December 31, 2009. These examinations did not result in any adjustments to the financial position of the insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the Company’s operations. The Pennsylvania Insurance Department conducted an organizational examination of Eastern Advantage as of October 24, 2007. On February 25, 2011, the Pennsylvania Insurance Department notified the Company that a financial examination of Eastern Alliance, Allied Eastern, and Eastern Advantage would be conducted for the five-year period ending December 31, 2011.

Risk-Based Capital Requirements

Pennsylvania and Indiana impose the NAIC risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business and other relevant risks as are set forth in the risk-based capital instructions. As of December 31, 2011, the capital levels of EIHI’s insurance subsidiaries exceeded risk-based capital requirements.

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

Sarbanes-Oxley Act of 2002

The Company is subject to the Sarbanes-Oxley Act of 2002, which implemented legislative reforms intended to address corporate and accounting fraud. Among other reforms, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. The Sarbanes-Oxley Act also increases the oversight of, and codifies, certain requirements relating to audit committees of public companies and how they interact with the company’s auditors. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the Company. In addition, companies must disclose whether at least one member of the committee is a “financial expert,” as such term is defined by the SEC, and if not, why not. Pursuant to the Sarbanes-Oxley Act, the SEC has adopted rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the auditor that issues the audit report to perform an audit of the effectiveness of internal control over financial reporting that is integrated with the audit of the financial statements.

Insurance Guaranty Funds

Almost all states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Pennsylvania, Indiana and the other states in which our insurance companies do business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. The most significant assessment fund to which the Company is subject is the Pennsylvania Workers’ Compensation Security Fund (the “Security Fund”), which assesses workers’ compensation insurers doing business in Pennsylvania for the purpose of providing funds to cover obligations to policyholders of insolvent insurance companies. The maximum assessment the Security Fund can impose is equal to 1.0% of the Company’s net workers’ compensation insurance premiums written in Pennsylvania in the year of assessment. The Company establishes reserves relating to specific insurance company insolvencies upon notification of an assessment by the respective state guaranty association. We cannot predict the amount or timing of any future assessments under these laws.

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

Dividend Restrictions

EIHI’s ability to declare and pay dividends will depend in part on dividends received from its insurance subsidiaries. Our domestic insurance subsidiaries’ ability to pay dividends to the Company is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania or Indiana Insurance Departments is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. The maximum dividend that may be paid in 2012 by Eastern Alliance, Allied Eastern, Eastern Advantage, or Employers Security, without prior approval from the respective domiciliary insurance departments is $8.8 million, $910,000, $997,000, and $1.3 million, respectively.

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

In order to set premium rates accurately, we must collect and properly analyze a substantial volume of data; develop, test, and apply appropriate rating formulae; closely monitor and recognize changes in trends; project both severity and frequency of losses with reasonable accuracy; and estimate customer retention. Customer retention represents the amount of exposure a policyholder retains on any one risk or group of risks. The term may apply to an insurance policy, where the policyholder is an individual, family or business, or a reinsurance policy, where the policyholder is an insurance company. We must also implement our pricing accurately in accordance with our assumptions. For example, as we expand the geographic market in which we offer our workers’ compensation insurance products we may not price these products accurately or adequately. Our ability to undertake these efforts successfully, and as a result set premium rates accurately, is subject to a number of risks and uncertainties, including:

•	inaccurate assessment of new markets in which we have little or no prior experience;

•	insufficient or unreliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties generally inherent in estimates and assumptions;

•	our inability to implement appropriate rating formula or other pricing methodologies;

•	costs of ongoing medical treatment;

•	our inability to accurately estimate customer retention, investment yields and the duration of our liability for losses and LAE; and

•	unanticipated court decisions, legislation or regulatory action.

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

We are subject to credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. The Company had net reinsurance recoverables of $15.7 million as of December 31, 2011. For example, some of our reinsurers have been adversely impacted by the current economic environment and deterioration in the investment markets and, as a result, have been downgraded by A.M. Best, which could negatively impact the reinsurers’ results of operations or financial condition. If our reinsurers are not capable of fulfilling their financial obligations to us, including the inability to secure the necessary collateral provided under the reinsurance agreements, our insurance losses would increase, which would negatively affect our financial condition and results of operations.

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. As of December 31, 2011, the Company held investments with an estimated fair value of $178.8 million. For the year ended December 31, 2011, the Company had $3.7 million of net investment income, representing 2.7% of its total revenues. Our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. In particular, an unexpected increase in the volume or severity of claims may force us to liquidate investments, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

Our fixed income securities include investments in state and municipal bonds with an estimated fair value of $42.3 million as of December 31, 2011. Most states and many municipalities are experiencing financial difficulties and budget deficits as a result of the current economic environment and, as a result, the risks associated with our state and municipal bond portfolio have increased. Negative publicity surrounding state and municipality bond issues has resulted in reduced liquidity in the state and municipal bond market. The reduced market liquidity, as well as rising interest rates, has negatively impacted the estimated fair value of state and municipal bonds. If the liquidity in the state and municipal bond market does not improve, or worsens, the estimated fair value of the Company’s state and municipal bonds could decline further. Furthermore, the Company may experience an other-than-temporary impairment if a state or municipality in which the Company has an investment defaults on its obligations under the terms of the bond.

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

As of December 31, 2011, MBSs, including CMOs, constituted 15.9% of the estimated fair value of the Company’s investment portfolio. MBSs and CMOs are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and/or refinanced by the borrowers in order to take advantage of lower interest rates. MBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of prepayments. In addition, during such periods, we generally will be unable to reinvest the proceeds of any prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases, and we may receive interest payments that are below the then prevailing interest rate for longer than expected. MBSs that have an amortized cost that is less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

If we fail to comply with insurance industry regulations, or if those regulations become more burdensome, we may not be able to operate profitably.

Our insurance subsidiaries are regulated by government agencies in the states in which we conduct business, and we must comply with a number of state and federal laws and regulations. Most insurance regulations are intended to protect the interests of policyholders rather than those of shareholders and other investors.

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

Our products are marketed by independent agents. Other insurance companies compete with the Company for the services and allegiance of these agents. Because they are independent, these agents are not obligated to direct business to the Company and may choose to direct business to our competitors, or may direct less desirable risks to us. The Company’s ten largest agents in its workers’ compensation insurance segment accounted for 55.9% of its direct premiums written for the year ended December 31, 2011. The Company’s largest agent, The Alliance of Central PA, Inc., accounted for 10.2% of direct premiums written for the year ended December 31, 2011. No other agent accounted for more than 10.0% of direct premiums written in the Company’s workers’ compensation insurance segment for the year ended December 31, 2011. If premium volume produced by any of the Company’s large agents were to decrease significantly, it would have a material adverse effect on us.

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

In connection with the sale of Atlantic RE, a portion of the purchase price consisted of a contingent profit commission of $3.0 million, payable upon the earlier of extinguishment of all Atlantic RE’s reinsurance obligations, commutation of those obligations, or ten years from the date of closing (December 9, 2020). The amount of the contingent profit commission is based upon the adequacy of the Company’s loss and LAE reserves as of September 30, 2010 compared to a predetermined targeted amount of loss and LAE reserves. The Company has recorded a receivable for the contingent profit commission on its consolidated balance sheet as of December 31, 2011. However, the ultimate amount of the contingent profit commission payment is dependent upon the amount of future claims incurred and the ability of the purchaser to manage the outstanding claims, both of which are outside the control of the Company. Accordingly, no assurance can be given that the Company will be collect all or any of the contingent profit commission in the future. If the Company determines at any future date that all or any portion of the contingent profit commission will not be collected, the Company will recognize a loss in the period in which such determination is made.

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

For the year ended December 31, 2011, 70.5% of the Company’s workers’ compensation premium was written in Pennsylvania. The Company’s workers’ compensation insurance business is affected by the economic health of Pennsylvania for two principal reasons. First, premium growth is dependent upon payroll growth, which, in turn, is affected by economic conditions. Second, losses and LAE can increase in weak economic conditions because it is more difficult to return injured workers to the job when employers are otherwise reducing payrolls. Finally, as a result of the Company’s high concentration of Pennsylvania business, the Company can be adversely affected by any material change in Pennsylvania law or regulation or any Pennsylvania court decision affecting workers’ compensation carriers generally.

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

Risk Factors Relating to Our Common Stock

Directors and management could effectively control certain situations that may be viewed as contrary to your interests.

The extent of management’s control over the Company is related to the following factors:

•	Directors and management owned approximately 17.3% of the Company’s outstanding stock as of December 31, 2011.

•

The employee stock ownership plan (“ESOP”) owns 8.8%, or 699,885 shares, of the Company’s outstanding stock as of December 31, 2011. The shares held by the ESOP will be voted in the manner directed by the ESOP participants.

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

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The Company’s corporate headquarters are located at 25 Race Avenue in Lancaster, Pennsylvania. The Company leases its home office building under a 15-year, non-cancelable operating lease through February 2017. The base rent is subject to an annual increase based upon the consumer price index at the end of each preceding calendar year. In addition to the base rent, the Company is responsible for its proportionate share of expenses related to the building including, but not limited to, utilities, maintenance, real estate taxes, and insurance. The Company has a 5% interest in the limited partnership that owns the building.

The Company also has regional offices in Charlotte, North Carolina, Indianapolis, Indiana, Franklin, Tennessee, Wexford, Pennsylvania and Richmond, Virginia and leases office space in each of these locations under multi-year operating leases.

The home office building is used by the workers’ compensation insurance and corporate/other segments. The regional office space in North Carolina, Indiana, Tennessee, Western Pennyslvania and Virginia is primarily used by the workers’ compensation insurance segment to provide underwriting, marketing, claims and risk management services to insureds in the respective geographic markets.

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

AIG Arbitration

On September 6, 2011, the Company served a written demand (the “Arbitration Demand”) initiating arbitration proceedings against various AIG Companies under 24 reinsurance treaties pursuant to which the Company reinsured AIG Companies for certain pollution liability risks related to underground storage tanks for the policy years 1990 through 1999 (the “Treaties”). The Treaties were cancelled by the Eastern Re in 1999. In the Arbitration Demand, the Company seeks an award from the arbitration panel compelling AIG Companies to permit the Company to audit the books and records of AIG Companies relevant to the Treaties, among other reasons, to enable the Company to examine the bases for certain paid losses and loss reserves ceded by AIG Companies to Eastern Re under the Treaties. The Company believes that the Treaties permit such an audit (and the Company’s prior requests have been denied by AIG Companies).

On October 3, 2011, AIG Companies responded to the Arbitration Demand by advising that they will seek an award from the arbitration panel of approximately $1.9 million plus future amounts that may become due under the Treaties before the final hearing in the arbitration. Both the Company and AIG Companies seek attorney’s fees and costs in the arbitration.

At this stage of the proceedings, both the Company and AIG Companies have appointed arbitrators. The parties are currently in the process of attempting to select an umpire.

While the Company believes it has adequately reserved the claims at issue in the arbitration, and that it is entitled to the relief it requested in the arbitration, it is reasonably possible that the final outcome of the arbitration could go against the Company.

Item 4—Mine Safety Disclosures

Not applicable.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “EIHI”. As of March 7, 2012, there were 490 registered holders of record of our common stock.

During 2011, the Company paid four quarterly dividends of $0.07/share. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects.

The table below sets forth information with respect to the amount and frequency of dividends declared on our common stock for the years ended December 31, 2011 and 2010. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by EIHI Board	Type of and Amount of Dividend		Record Date for Payment	Payment Date
February 17, 2011	Regular	$0.07 cash per share	March 17, 2011	March 31, 2011
May 12, 2011	Regular	$0.07 cash per share	June 16, 2011	June 30, 2011
August 18, 2011	Regular	$0.07 cash per share	September 16, 2011	September 30, 2011
November 10, 2011	Regular	$0.07 cash per share	December 16, 2011	December 30, 2011

Date of Declaration by EIHI Board	Type of and Amount of Dividend		Record Date for Payment	Payment Date
February 18, 2010	Regular	$0.07 cash per share	March 17, 2010	March 31, 2010
May 13, 2010	Regular	$0.07 cash per share	June 16, 2010	June 30, 2010
August 19, 2010	Regular	$0.07 cash per share	September 16, 2010	September 30, 2010
November 11, 2010	Regular	$0.07 cash per share	December 10, 2010	December 24, 2010

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

The table below sets forth the high and low sales prices of our common stock for each quarterly period as reported by the NASDAQ for the years ended December 31, 2011 and 2010.

	2011		2010
	Low	High	Low	High
1st quarter	$11.45	$13.40	$8.18	$10.50
2nd quarter	$12.90	$13.82	$9.84	$11.70
3rd quarter	$12.34	$13.50	$10.01	$11.98
4th quarter	$12.91	$14.15	$10.35	$12.18

Equity Compensation Plan Information

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) on December 18, 2006. Under the terms of the Stock Incentive Plan, stock awards may be made in the form of incentive stock options, non-qualified stock options or restricted stock. The following table provides the total number of stock awards outstanding, including the weighted average exercise price, as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	754,622	$13.21	389,702	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	754,622	$13.21	389,702	(1)

(1)	Beginning with calendar year 2008, the number of securities available for future issuance under the Stock Incentive Plan is automatically increased on January 1 by an amount equal to 1.0% of the total outstanding common shares on the last trading day of December of the immediately preceding calendar year. The number of securities available for future issuance can be in the form of stock options or restricted stock.

On February 24, 2012, the Company’s Board of Directors approved the issuance of an additional 218,500 non-qualified stock option awards and an additional 128,700 restricted stock awards. The grant date fair value of the awards was $14.45.

Performance Graph

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s common stock for the year ended December 31, 2011 compared to the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the SNL Insurance Underwriter Index. The chart depicts the value on December 31, 2011 of a $100 investment made on December 31, 2006.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Eastern Insurance Holdings, Inc.	100.00	114.71	57.11	63.20	89.60	107.52
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Insurance Underwriter Index	100.00	100.50	52.23	60.64	72.51	67.73

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As of December 31, 2011, the Company has repurchased 3,850,568 shares of its common stock. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

The following table presents information with respect to those purchases of our common stock made during the year ended December 31, 2011. On August 23, 2011, the Company’s Board of Directors increased the repurchase authorization of its issued and outstanding shares of common stock by 1,000,000 shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2011	129,110	$12.34	129,110	987,855
February 1-28, 2011	31,976	$13.02	31,976	955,879
March 1-31, 2011	360,832	$12.57	360,832	595,047
April 1-30, 2011	72,948	$12.86	72,948	522,099
May 1-31, 2011	111,984	$13.24	111,984	410,115
June 1-30, 2011	26,405	$13.21	26,405	383,710
July 1-31, 2011	70,063	$13.24	70,063	313,647
August 1-31, 2011	123,012	$13.10	123,012	1,190,635
September 1-30, 2011	79,998	$13.14	79,998	1,110,637
October 1-31, 2011	11,970	$13.10	11,970	1,098,667
November 1-30, 2011	12,100	$13.31	12,100	1,086,567
December 1-31, 2011	—	—	—	1,086,567

Total	1,030,398	$12.83	1,030,398

The following table presents information with respect to those purchases of our common stock made during the year ended December 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1-31, 2010	—	$—	—	9,570,000
February 1-28, 2010	—	$—	—	9,570,000
March 1-31, 2010	—	$—	—	9,570,000
April 1-30, 2010	—	$—	—	9,570,000
May 1-31, 2010	167,128	$10.79	167,128	7,770,000
June 1-30, 2010	218,917	$10.75	218,917	5,420,000
July 1-31, 2010	96,450	$10.79	96,450	4,380,000
August 1-31, 2010	—	$—	—	4,380,000
September 1-30, 2010	—	$—	—	4,380,000
October 1-31, 2010	—	$—	—	4,380,000
November 1-30, 2010	—	$—	—	4,380,000
December 1-31, 2010	245,918	$11.92	245,918	1,450,000

Total	728,413	$11.16	728,413

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

	At or for the Years Ended December 31,
	2011	2010	2009	2008 (1)	2007
Income Statement Data:
Direct premiums written	$155,746	$126,843	$110,108	$101,907	$91,446
Reinsurance premiums assumed	36,041	30,232	29,747	29,765	27,484
Net premiums written	142,121	116,621	102,336	94,653	81,956
Net premiums earned	$132,173	$109,152	$97,916	$89,402	$79,180
Investment income, net of expenses	3,698	3,365	4,453	5,710	7,094
Change in equity interest in limited partnerships	5	1,052	1,066	(3,540)	798
Net realized investment gains (losses)	1,654	3,465	(839)	(5,311)	1,350
Other revenue	425	582	643	853	683

Total revenue	$137,955	$117,616	$103,239	$87,114	$89,105

Expenses:
Losses and LAE incurred	$83,722	$77,574	$58,766	$49,717	$37,285
Acquisition and other underwriting expenses	13,491	11,274	12,252	10,413	7,568
Other expenses	25,097	22,037	20,507	19,894	16,987
Amortization of intangibles	1,026	1,284	1,732	1,373	1,738
Policyholder dividend expense	1,360	1,046	311	551	543
Segregated portfolio dividend expense (2)	3,469	229	1,238	2,155	4,423

Total expenses	$128,165	$113,444	$94,806	$84,103	$68,544

Income before income taxes	$9,790	$4,172	$8,433	$3,011	$20,561
Income tax expense	2,436	1,242	2,502	954	6,027

Net income	$7,354	$2,930	$5,931	$2,057	$14,534

Selected Balance Sheet Data (at period end):
Total investments and cash and cash equivalents	$231,282	$223,784	$194,617	$180,605	$171,283
Total assets (3)	345,679	322,664	397,321	382,642	392,398
Reserves for unpaid losses and LAE	106,077	95,963	89,509	86,962	70,514
Unearned premiums	63,432	53,485	46,016	41,308	32,423
Total liabilities (4)	217,420	187,953	243,456	244,504	214,567
Total shareholders’ equity	128,259	134,711	153,865	138,137	177,831

U.S. GAAP Ratios:
Loss and LAE ratio (5)	63.3%	71.1%	60.0%	55.6%	47.1%
Expense ratio (6)	30.0%	31.7%	35.1%	35.4%	33.2%
Policyholder dividend expense ratio (7)	1.0%	1.0%	0.4%	0.6%	0.7%
Combined ratio (8)	94.3%	103.8%	95.5%	91.6%	81.0%

Per Share Data:
Basic earnings per share:
Continuing operations	$0.93	$0.36	$0.64	$0.27	$1.37
Discontinued operations	$0.05	$(1.43)	$0.28	$(2.17)	$0.41

Diluted earnings per share:
Continuing operations	$0.91	$0.36	$0.64	$0.26	$1.33
Discontinued operations	$0.05	$(1.43)	$0.27	$(2.17)	$0.39

Weighted Average Shares:
Basic—continuing operations	7,860,207	8,458,731	8,984,644	8,954,098	10,264,369
Basic—discontinued operations	7,860,207	8,458,731	8,984,644	8,954,098	10,264,369
Diluted—continuing operations	7,981,930	8,532,697	9,051,701	9,289,638	10,604,349
Diluted—discontinued operations	7,981,930	8,458,731	9,051,701	8,954,098	10,604,349
Cash dividends per share	$0.28	$0.28	$0.28	$0.28	$0.20

(1)	Includes Employers Security Holding Company’s results of operations for the period from October 1, 2008 to December 31, 2008.
(2)	The net income of the segregated portfolio cell reinsurance segment is recorded as a segregated portfolio dividend expense, which represents the dividend earned by the segregated portfolio dividend participants during the period.
(3)	Total assets as of December 31, 2009, 2008, 2007 and 2006 include assets reclassified to discontinued operations totaling $115,207, $116,445, $155,319 and $151,835, respectively.
(4)	Total liabilities as of December 31, 2009, 2008, 2007 and 2006 include liabilities reclassified to discontinued operations totaling $65,054, $77,048, $72,428 and $69,013, respectively.
(5)	Calculated by dividing losses and LAE incurred by net premiums earned.
(6)	Calculated by dividing the sum of acquisition and other underwriting expenses, other expenses and amortization of intangibles by net premiums earned.
(7)	Calculated by dividing the policyholder dividend expense by net premiums earned.
(8)	The sum of the loss and LAE ratio, expense ratio and the policyholder dividend expense ratio.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income from continuing operations of $7.4 million for the year ended December 31, 2011, compared to net income of $2.9 million for the year ended December 31, 2010. The improvement in the Company’s financial results primarily reflects a reduction in the combined ratio and an increase in net premiums earned, partially offset by a decline in the Company’s limited partnership interests and a decrease in net realized investment gains.

The consolidated combined ratio was 94.3% for the year ended December 31, 2011, compared to a combined ratio of 103.8% for the same period in 2010. The decrease in the combined ratio primarily reflects an increase in net premiums earned, the impact of audit premium and the release of state assessment accruals totaling $1.0 million. The Company recognized additional audit premium from customers of $3.5 million in 2011, compared to audit premium returned to customers of $2.2 million in 2010. The additional audit premium in 2011 includes an adjustment to the estimate for earned but unbilled (“EBUB”) premiums of $950,000 that increased net premiums earned, compared to an adjustment to the EBUB estimate of $750,000 that decreased net premiums earned in 2010. The increase in the EBUB estimate is primarily attributable to the increase in audit premium collected in 2011 as a result of audits of insured’s payrolls.

The decline in the Company’s limited partnership interests reflects a reduction in operating results in each of the partnerships. The decrease in net realized investment gains primarily reflects a decline in the estimated fair value of the Company’s convertible bond portfolio, which reported a loss of $1.1 million in 2011, compared to a gain of $1.2 million for the same period in 2010.

Principal Revenue and Expense Items

The Company derives its revenue primarily from net premiums earned, including assumed premiums earned, net investment income and net realized investment gains.

Direct and net premiums written. Direct premiums written is the sum of both direct premiums and assumed premiums before the effect of ceded reinsurance. Direct premiums written include all premiums billed during a specified policy period. Net premiums written is the difference between direct premiums written and premiums ceded or paid to reinsurers (ceded premiums written). In the segregated portfolio cell reinsurance segment, assumed premiums are derived from insurance contracts written by EAIG and ceded to the segregated portfolio cells.

Net premiums earned. Net premiums earned represent the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2011, one-half of the premiums would be earned in 2011 and the other half would be earned in 2012. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the insured’s records is conducted after policy expiration to make a final determination of applicable premiums. Included with net premiums earned is an estimate for EBUB premiums. The Company can estimate EBUB premiums because it keeps track, by policy, of how much additional premium is billed in final audit invoices to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date.

Net investment income and realized gains and losses on investments. The Company invests its surplus and the funds supporting its insurance liabilities (including unearned premiums and unpaid losses and LAE) in cash, cash equivalents, fixed income securities, convertible bonds, equity securities, and limited partnership investments. Investment income includes interest earned on invested assets, including the impacts of premium amortization and discount accretion. Realized gains and losses on invested assets are reported separately from net investment income. The Company recognizes realized gains when invested assets are sold for an amount greater than their cost or amortized cost (in the case of fixed income securities) and recognizes realized losses when investment securities are written down as a result of an other than temporary impairment or sold for an amount less than their cost or amortized cost. Realized gains and losses also include the change in the estimated fair value of convertible bonds.

Other revenue. Other revenue includes fees earned for claim administration and risk management services provided to self-insured property/casualty customers. There are other revenue items that the Company recognizes on a segmental basis that are eliminated in consolidation. Such items consist primarily of fees paid by the segregated portfolio cells to other entities within the consolidated group. The segregated portfolio cells recognize an expense for such items (included as part of its ceding commission) and a corresponding revenue item is recognized by the affiliate providing the service. For segment reporting purposes, such revenue items primarily include claims administration, risk management, and cell rental fees. Fronting fees are included in acquisition and other underwriting expenses as an offset to the direct costs incurred. For segment reporting purposes, such fees are recognized ratably over the period in which the service is provided, which generally corresponds to the earned portion of net premiums written for the underlying policies.

The Company’s expenses consist primarily of losses and LAE, acquisition and other underwriting expenses, other expenses, policyholder dividends, and income taxes.

Losses and LAE. Losses and LAE represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims.

Acquisition and other underwriting expenses. In the workers’ compensation insurance segment, expenses incurred to underwrite risks are referred to as acquisition and other underwriting expenses, which consist primarily of commissions, premium taxes, assessments and fees and other underwriting expenses incurred in acquiring, writing and administering the Company’s business. In the segregated portfolio cell reinsurance segment, acquisition and other underwriting expenses consist of ceding commissions incurred under the respective reinsurance agreements. Ceding commissions received in the workers’ compensation insurance segment are netted against acquisition and other underwriting expenses.

Other expenses. Other expenses consist of general administrative expenses such as salaries, stock compensation, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance and segregated portfolio cell reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves is an imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2011, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Workers’ Compensation Insurance

On a quarterly basis, the Company prepares actuarial analyses to assess the reasonableness of the recorded reserves for unpaid losses and LAE in its workers’ compensation insurance segment. These actuarial analyses incorporate various methodologies, including paid loss development, incurred loss development and a combination of other actuarial methodologies that incorporate characteristics of paid and incurred methodologies combined with a review of the Company’s exposure base. The recorded amount in each accident year is then compared to the results of these methodologies, with consideration being given to the age of the accident year. As accident years mature, the various methodologies generally produce consistent loss estimates. For more recent accident years, the methodologies produce results that are not as consistent. Accordingly, more emphasis is placed on supplementing the methodologies in more recent accident years with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance segment as of December 31, 2011 and 2010 are summarized below (in thousands):

	2011	2010
Case reserves	$39,380	$35,758
Case incurred development, IBNR and unallocated LAE reserves	37,249	32,124
Amount of discount	(4,527)	(3,435)

Net reserves before reinsurance recoverables	72,102	64,447
Reinsurance recoverables on unpaid losses and LAE	9,007	4,464

Reserves for unpaid losses and LAE	$81,109	$68,911

In its workers’ compensation insurance segment, the Company records reserves for estimated losses under insurance policies and for LAE related to the investigation and settlement of policy claims. The Company’s reserves for unpaid losses and LAE represent the estimated cost of reported and unreported losses and LAE incurred and unpaid at a given point in time. In establishing its workers’ compensation insurance reserves, the Company uses loss discounting, which involves recognizing the time value of money and offsetting estimates of future payments by future expected investment income.

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

In estimating case incurred development and IBNR reserves, the Company performs most of its detailed analysis on a net of reinsurance basis, and then considers expected recoveries in arriving at its recorded amounts for unpaid losses and LAE. To estimate such reserves, the Company relies primarily on the historical claim data and trends from its workers’

compensation insurance book of business. Using standard actuarial methods, the Company estimates reserves based on historical patterns of case development, payment patterns, mix of business, premium rates charged, case reserving adequacy, operational changes, adjustment philosophy and severity and duration trends. However, the number of variables and judgments involved in establishing reserve estimates, combined with some random variation in loss development patterns, results in uncertainty regarding projected ultimate losses.

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

As of December 31, 2011, the Company’s best estimate of its ultimate liability for losses and LAE, net of amounts recoverable from reinsurers, for its workers’ compensation insurance segment was $72.1 million.

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

Although many factors influence the actual cost of claims and the corresponding reserves for unpaid losses and LAE estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly. In most instances, we rely on historical experience and tail factors to estimate values for the variables that are explicitly used in the unpaid loss and LAE analysis. For the most recent accident year, we rely on selecting an expected loss ratio to estimate the reserves for unpaid losses and LAE. In addition to the examples above that represent reasonably likely changes in our tail factor, another example of potential variability in our loss and LAE estimation process involves selecting an expected loss ratio for the most recent accident year. For example, if our expected loss ratio for the 2011 accident year were to increase by 5 percentage points, our reserves for unpaid losses and LAE as of December 31, 2011 would increase by $5.2 million, which would result in an after-tax reduction in our earnings of $3.4 million. Management believes that changes in the most recent year accident year loss ratio are reasonably likely due to variability in underwriting and rate changes. It is important to note that actual claims costs will vary from our estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated.

In the event that our estimates of ultimate reserves for unpaid losses and LAE prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the reserves for unpaid losses and LAE are increased. For example, if we determined our reserves for unpaid losses and LAE, net of reinsurance, of $72.1 million as of December 31, 2011 to be 5% inadequate, this would result in an after-tax reduction in our earnings of approximately $2.3 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the reserves for unpaid losses and LAE and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate reserves for unpaid losses and LAE prove to be redundant, our future earnings and financial position would be improved.

The Company has utilized the following tail factors for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Incurred loss development	1.020	1.020	1.020
Paid loss development	1.035	1.035	1.035

Following is a sensitivity analysis of the Company’s workers’ compensation reserves to reasonably likely changes in the tail factors used to project actual current losses to ultimate losses (dollars in thousands):

Change in Tail Factor Assumption	Increase (Decrease) in Net Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
2 basis point increase	$6,066	$(3,943)	-3.1%
1 basis point increase	$3,047	$(1,981)	-1.5%
1 basis point decrease	$(3,076)	$1,999	1.6%
2 basis point decrease	$(6,181)	$4,018	3.1%

The estimates above rely on substantial judgment. There is inherent uncertainty in estimating reserves for unpaid losses and LAE. It is possible that the actual losses and LAE incurred may vary significantly from the Company’s estimates.

Segregated Portfolio Cell Reinsurance

The Company’s reserves for unpaid losses and LAE in its segregated portfolio cell reinsurance segment as of December 31, 2011 and 2010 are summarized below (in thousands):

	2011	2010
Case reserves	$10,229	$11,618
Case incurred development, IBNR and unallocated LAE reserves	12,931	12,369
Amount of discount	(1,196)	(1,198)

Net reserves before reinsurance recoverables	21,964	22,789
Reinsurance recoverables on unpaid losses and LAE	2,798	3,401

Reserves for unpaid losses and LAE	$24,762	$26,190

The Company estimates and records reserves for its segregated portfolio cell reinsurance segment in the same manner as for its workers’ compensation insurance segment.

The reporting and paid loss development patterns in the segregated portfolio cell reinsurance segment are also consistent with that of the workers’ compensation insurance segment. Accordingly, the tail factors used to project actual current losses to ultimate losses for claims covered in the Company’s segregated portfolio cell reinsurance segment require considerable judgment. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE, acquisition and other underwriting expenses, other expenses, and policyholder dividend expense is accrued as a segregated portfolio dividend expense. Accordingly, any change in the reserve for unpaid losses and LAE is recorded to the segregated portfolio dividend payable/receivable account and would only impact the Company’s net income or shareholders’ equity if the Company were a segregated portfolio cell dividend participant.

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at estimated fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than- temporary,” such investment is written down to its fair value at the balance sheet date. The amount written down is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss). Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the years ended December 31, 2011, 2010 and 2009, the Company recorded other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $0, $6,000 and $1.9 million, respectively. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $78,000, $80,000 and $749,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

For the years ended December 31, 2011, 2010 and 2009, the Company recorded other-than-temporary impairments of $0, $0, and $1.7 million, respectively, related to its equity security portfolio. The securities impaired in 2009 were a result of the securities being in an unrealized loss position for more than 12 months.

As of December 31, 2011, the Company held equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $374,000, none of which were in an unrealized loss position for more than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of December 31, 2011. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

Fixed income securities. A fixed income security is considered to be other-than-temporarily impaired when the security’s estimated fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When the Company determines a credit loss has been incurred, but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss), and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income (loss). A fixed income security is reviewed for potential credit loss if any of the following situations occur:

•	A review of the financial condition and prospects of the issuer indicates that the security should be evaluated;

•	Moody’s or Standard & Poor’s rate the security below investment grade; or

•	The security has a market value below 80% of amortized cost due to deterioration in credit quality.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded other-than-temporary impairments of $0, $6,000, and $189,000, respectively, related to its fixed income security portfolio.

As of December 31, 2011, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $15,000, none of which were in an unrealized loss position for more than twelve months. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of December 31, 2011. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

During 2011, the Company wrote off its interest in the real estate limited partnership. The write off totaled $49,000 and was a result of the limited partnership being liquidated without any benefit to the Company. There were no write-offs or impairments related to the Company’s limited partnership investments in 2010 or 2009.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of December 31, 2011 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30. The Company adopted Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment, effective September 30, 2011. Under ASU 2011-08, the Company assessed certain qualitative factors to determine if it was more likely than not that the fair value of the workers’ compensation insurance segment was less than its carrying amount. As a result of this assessment, it was determined that it was not more likely than not that fair value of the workers’ compensation insurance segment was less than its carrying amount; therefore, the performance of the two-step impairment test was not required.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of December 31, 2011, the Company recorded a net deferred tax asset of $1.8 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

Reinsurance Recoverables

Amounts recoverable from Company’s reinsurers are estimated in a manner consistent with the reserves for unpaid losses and LAE associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and LAE are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and LAE affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers and where necessary obtains collateral. As of December 31, 2011, the Company had reinsurance recoverables of $15.7 million.

Recent Accounting Pronouncements

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors in determining whether the existence of certain events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. If, however, an entity determines that is it more likely than not that the fair value is less than the carrying amount, the first step of the impairment test (calculation of the reporting unit’s fair value) is required. ASU 2011-08 provides examples of events and circumstances that an entity should consider in evaluating whether the fair value of a reporting unit is less than its carrying amount, but other relevant events or circumstances should be considered as necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted the provisions of ASU 2011-08 effective September 30, 2011.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company will adopt ASU 2010-26 effective January 1, 2012 and apply it prospectively. Upon adoption, the Company will reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. If the Company had adopted ASU 2010-26 effective January 1, 2011, underwriting salaries capitalized and deferred would have been reduced by approximately $1.3 million, which would have decreased the Company’s net income by approximately $870,000.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Net premiums written	$142,121	$116,621

Net premiums earned	$132,173	$109,152
Net investment income	3,698	3,365
Change in equity interest in limited partnerships	5	1,052
Net realized investment gains	1,654	3,465
Other revenue	425	582

Consolidated revenue	$137,955	$117,616

The increase in consolidated revenue from 2010 to 2011 primarily reflects the growth in net premiums written, including the impact of audit premiums, partially offset by a decline in the Company’s limited partnership interests and a decrease in net realized investment gains.

The growth in net premiums written reflects new business of $32.8 million, renewal rate increases of 2.5%, and a renewal retention rate of 88.6% in 2011. Net premiums written were increased by additional audit premium from customers of $2.6 million in 2011, compared to audit premium returned to customers of $1.4 million which reduced net premiums written in 2010. Additionally, the EBUB estimate resulted in additional premium revenue of $950,000 in 2011, compared to a decrease in premium revenue of $750,000 in 2010.

As noted previously, the decline in the Company’s limited partnership interests reflects a reduction in operating results in each of the partnerships. The decrease in net realized investment gains primarily reflects a decline in the estimated fair value of the Company’s convertible bond portfolio, which reported a loss of $1.1 million in 2011, compared to a gain of $1.2 million for the same period in 2010.

The decrease in other revenue from 2010 to 2011 primarily reflects the loss of a large third party administration customer in the first quarter of 2011.

The components of consolidated net income, by segment, for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Workers’ compensation insurance	$10,232	$6,328
Segregated portfolio cell reinsurance	—	—
Corporate/other	(2,878)	(3,398)

Consolidated net income	$7,354	$2,930

The improvement in the Company’s financial results primarily reflect a reduction in the combined ratio, partially offset by the aforementioned decline in the limited partnership interests and a decrease in net realized investment gains.

The workers’ compensation insurance segment’s combined ratio was 89.7% in 2011, compared to 96.0% in 2010, which primarily reflects a reduction in both the loss and expense ratios. The decrease in the loss ratio primarily reflects the impact of audit premium, including the EBUB estimate. The decrease in the expense ratio primarily reflects the release of state assessment accruals of $1.0 million.

The decrease in the net loss in the corporate/other segment primarily reflects an improvement in the operating results of those segregated portfolio cells in which the Company has an equity interest. The Company reported an increase in its equity interest of $568,000 in 2011, compared to a decrease in its equity interest of $6,000 in 2010.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2011 and 2010 (in thousands).

	2011	2010
Revenue:
Direct premiums written	$155,746	$126,843
Reinsurance premiums assumed	2,047	1,434
Ceded premiums written (1)	(45,779)	(37,170)

Net premiums written	112,014	91,107
Change in unearned premiums	(8,346)	(6,660)

Net premiums earned	103,668	84,447
Net investment income	3,317	2,421
Change in equity interest in limited partnerships	(18)	891
Net realized investment gains	1,360	2,479

Total revenue	$108,327	$90,238

Expenses:
Losses and LAE incurred	$67,802	$59,275
Acquisition and other underwriting expenses	7,035	5,330
Other expenses	16,844	15,416
Policyholder dividend expense	1,331	1,040

Total expenses	$93,012	$81,061

Income before income taxes	15,315	9,177
Income tax expense	5,083	2,849

Net income	$10,232	$6,328

(1)	Ceded premiums written include premiums ceded to the segregated portfolio cell reinsurance segment of $33,994 and $28,798 for the years ended December 31, 2011 and 2010, respectively.

The workers’ compensation insurance ratios were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Loss and LAE ratio	65.4%	70.2%
Expense ratio	23.0%	24.6%
Policyholder dividend expense ratio	1.3%	1.2%

Combined ratio	89.7%	96.0%

Premiums

The increase in direct premiums written reflects new business of $32.8 million, an increase in audit premium, renewal rate increases of 2.5%, and an increase in the renewal retention rate. Traditional and alternative market direct premiums written totaled $121.7 million and $34.0 million, respectively, for the year ended December 31, 2011. Audit premium, including the EBUB estimate, increased direct premiums written by $3.5 million in 2011, compared to a decrease of $2.2 million in 2010. The traditional book of business recognized audit premium from customers of $2.3 million in 2011, compared to audit premium returned to customers of $467,000 in 2010. The renewal retention rate increased from 87.0% in 2010 to 88.6% in 2011.

Net Investment Income

The increase in net investment income primarily reflects an increase in invested assets, partially offset by a decline in the average yield on the fixed income portfolio and a decline in short-term interest rates from 2010 to 2011. The average yield on the fixed income portfolio was 3.04% as of December 31, 2011, compared to 3.52% as of December 31, 2010.

Net Realized Investment Gains

Net realized investment gains for the year ended December 31, 2011 include a decrease in the estimated fair value of the Company’s convertible bond portfolio of $1.1 million, compared to an increase of $1.2 million for the same period in 2010. Net realized investment gains in 2011 also include a gain of $959,000 related to the sale of an international equity fund that the Company had impaired prior to 2011.

Losses and LAE

The decrease in the calendar period loss and LAE ratio from 2010 to 2011 primarily reflects the impact of audit premium and a reduction in the impact of severity-related claims. Audit premium, including the EBUB estimate, reduced the 2011 loss ratio by 2.1 percentage points, compared to increasing the 2010 loss ratio by 1.0 percentage points. The Company did not record any prior year reserve development in 2011 or 2010.

Severity-related claims for the years ended December 31, 2011 and 2010 were as follows:

	2011		2010
	Number of Claims	Retained Undeveloped Losses Incurred	Number of Claims	Retained Undeveloped Losses Incurred
Claims exceeding the Company’s $500,000 retention	1	$500,000	4	$2,000,000
Claims over $200,000, but less than $500,000	9	2,850,000	7	1,810,000

Total	10	$3,350,000	11	$3,810,000

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio was 6.8% in 2011, compared to 6.3% in 2010.

The other expense ratio was 16.2% in 2011, compared to 18.3% in 2010. The decrease in the other expense ratio primarily reflects the impact of the increase in net premiums earned, including the impact of audit premium from customers.

Policyholder Dividend Expense

The increase in the policyholder dividend expense primarily reflects the loss experience of underlying policies related to policies with a 2011 policy effective date. As of December 31, 2011, approximately 12.5% of the Company’s policies were written on a participating basis, compared to approximately 12.3% as of December 31, 2010.

Tax Expense

The effective tax rate was 33.2% and 31.0% for the years ended December 31, 2011 and 2010, respectively. The primary difference between the statutory tax rate of 35.0% and the effective tax rate reflects tax exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Revenue:
Reinsurance premiums assumed	$33,994	$28,798
Ceded premiums written	(3,887)	(3,284)

Net premiums written	30,107	25,514
Change in unearned premiums	(1,602)	(809)

Net premiums earned	28,505	24,705
Net investment income	420	556
Net realized investment gains	33	1,065

Total revenue	$28,958	$26,326

Expenses:
Losses and LAE incurred	$15,920	$18,299
Acquisition and other underwriting expenses	8,582	7,547
Other expenses	390	251
Policyholder dividend expense	29	6
Segregated portfolio dividend expense (1)	4,037	223

Total expenses	$28,958	$26,326

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Loss and LAE ratio	55.8%	74.1%
Expense ratio	31.5%	31.6%
Policyholder dividend expense ratio	0.1%	0.0%

Combined ratio	87.4%	105.7%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed reflects new business of $6.0 million, an increase in audit premium, renewal rate increases of 1.1%, and an increase in the renewal retention rate. Audit premium from customers increased direct premiums written by $280,000 in 2011, compared to a decrease of $974,000 in 2010. The renewal retention rate increased from 87.1% in 2010 to 91.3% in 2011.

Net Investment Income

The decrease in net investment income primarily reflects a reduction in short-term interest rates from 2010 to 2011.

Net Realized Investment Gains (Losses)

Net realized investment gains for the year ended December 31, 2011 include other-than-temporary impairments of $78,000, compared to impairments of $80,000 in 2010. The 2010 net realized investment gains reflect sale activity during the year. There were no significant gains on the sale of individual securities.

Losses and LAE

The decrease in the calendar period loss and LAE ratio from 2010 to 2011 reflects a decrease in the accident period loss ratio, an increase in favorable reserve development, and an improvement in audit premium. The accident period loss ratio was 65.9% in 2011, compared to 79.9% in 2010. The 2010 accident period loss ratio primarily reflects management’s estimate of the impact of the economic environment on the Company’s workers’ compensation book of business as of December 31, 2010 and the impact of severity-related claims in 2010. The Company recorded favorable reserve development of $2.9 million in 2011, compared to favorable reserve development of $1.4 million in 2010. The favorable reserve development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. Audit premium reduced the 2011 loss ratio by 0.6 percentage points, compared to increasing the 2010 loss ratio by 2.8 percentage points.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the years ended December 31, 2011 and 2010.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Revenue:
Net investment income	$(39)	$388
Change in equity interest in limited partnerships	23	161
Net realized investment gains (losses)	261	(79)
Other revenue	425	582

Total revenue	$670	$1,052

Expenses:
Acquisition and other underwriting expenses	$(2,126)	$(1,603)
Other expenses	7,863	6,370
Amortization of intangibles	1,026	1,284
Segregated portfolio dividend expense	(568)	6

Total expenses	$6,195	$6,057

Loss from continuing operations before income taxes	(5,525)	(5,005)
Income tax benefit from continuing operations	(2,647)	(1,607)

Net loss from continuing operations	$(2,878)	$(3,398)

Revenue

The decrease in revenue primarily reflects a decrease in the Company’s equity interest in SprinklerPro, a reduction in the operating results of a limited partnership interest, and the loss of a third party administration customer in the first quarter of 2011.

Net realized investment gains for the year ended December 31, 2011 primarily reflect gains from the sale of securities in EIHI’s investment portfolio to fund the repurchase of the Company’s common stock.

Expenses

The decrease in expenses primarily reflects an increase in the Company’s equity interest in the segregated portfolio cells and a decrease in intangible asset amortization, partially offset by an increase in other expenses. The increase in other expenses primarily reflects an increase in stock compensation expense and other corporate-related expenses.

The effective tax rate was 47.9% in 2011, compared to 32.1% in 2010. The increase in the income tax benefit from 2010 to 2011 primarily reflects the reversal of the net deferred liability related to the Company’s outside basis difference in its foreign operations during 2011.

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

	2010	2009
Revenue:
Direct premiums written	$126,843	$110,108
Reinsurance premiums assumed	1,434	1,086
Ceded premiums written (1)	(37,170)	(34,241)

Net premiums written	91,107	76,953
Change in unearned premiums	(6,660)	(3,740)

Net premiums earned	84,447	73,213
Net investment income	2,421	3,313
Change in equity interest in limited partnerships	891	845
Net realized investment gains (losses)	2,479	(237)

Total revenue	$90,238	$77,134

Expenses:
Losses and LAE incurred	$59,275	$43,843
Acquisition and other underwriting expenses	5,330	6,207
Other expenses	15,416	13,754
Policyholder dividend expense	1,040	432

Total expenses	$81,061	$64,236

Income before income taxes	9,177	12,898
Income tax expense	2,849	3,778

Net income	$6,328	$9,120

(1)	Ceded premiums written include premiums ceded to the segregated portfolio cell reinsurance segment of $28,798 and $28,661 for the years ended December 31, 2010 and 2009, respectively.

The workers’ compensation insurance ratios were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Loss and LAE ratio	70.2%	59.9%
Expense ratio	24.6%	27.2%
Policyholder dividend expense ratio	1.2%	0.6%

Combined ratio	96.0%	87.7%

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

	2010		2009
	Number of Claims	Retained Undeveloped Losses Incurred	Number of Claims	Retained Undeveloped Losses Incurred
Claims exceeding the Company’s $500,000 retention	4	$2,000,000	1	$500,000
Claims over $200,000, but less than $500,000	7	1,810,000	3	763,000

Total	11	$3,810,000	4	$1,263,000

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

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Revenue:
Reinsurance premiums assumed	$28,798	$28,661
Ceded premiums written	(3,284)	(3,278)

Net premiums written	25,514	25,383
Change in unearned premiums	(809)	(680)

Net premiums earned	24,705	24,703
Net investment income	556	691
Net realized investment gains (losses)	1,065	(625)

Total revenue	$26,326	$24,769

Expenses:
Losses and LAE incurred	$18,299	$14,923
Acquisition and other underwriting expenses	7,547	7,500
Other expenses	251	244
Policyholder dividend expense	6	(121)
Segregated portfolio dividend expense (1)	223	2,223

Total expenses	$26,326	$24,769

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Loss and LAE ratio	74.1%	60.4%
Expense ratio	31.6%	31.4%
Policyholder dividend expense ratio	0.0%	-0.5%

Combined ratio	105.7%	91.3%

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

Net Realized Investment Gains (Losses)

Net realized investment gains for the year ended December 31, 2010 include other-than-temporary impairments of $80,000 in 2010, compared to impairments of $749,000 in 2009. The 2010 net realized investment gains reflect sale activity during the year. There were no significant gains on the sale of individual securities.

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

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Revenue:
Net investment income	$388	$449
Change in equity interest in limited partnerships	161	221
Net realized investment (losses) gains	(79)	23
Other revenue	582	643

Total revenue	$1,052	$1,336

Expenses:
Acquisition and other underwriting expenses	$(1,603)	$(1,455)
Other expenses	6,370	6,509
Amortization of intangibles	1,284	1,732
Segregated portfolio dividend expense	6	(985)

Total expenses	$6,057	$5,801

Loss from continuing operations before income taxes	(5,005)	(4,465)
Income tax benefit from continuing operations	(1,607)	(1,276)

Net loss from continuing operations	$(3,398)	$(3,189)

Revenue

The decrease in revenue primarily reflects a decrease in the Company’s equity interest in the segregated portfolio cell with an unaffiliated carrier that writes insurance coverage for sprinkler contractors, a reduction in the operating results of a limited partnership interest, and net realized investment losses in 2010.

Expenses

The increase in expenses primarily reflects a decrease in the Company’s equity interest in the segregated portfolio cells, partially offset by a decrease in intangible asset amortization.

Financial Position

December 31, 2011 compared to December 31, 2010. Total assets were $345.7 million as of December 31, 2011, compared to $323.3 million as of December 31, 2010. The increase in assets primarily reflects the Company’s premium growth and results of operations in 2011. The increase in premiums receivable and deferred acquisition costs is primarily attributable to the increase in written premium in 2011. The increase in cash and cash equivalents primarily reflects the Company’s positive cash flow from operations, partially offset by the use of cash to repurchase common stock. The increase in the reinsurance recoverable primarily reflects an increase in the loss reserve for a prior year claim, which is covered under the Company’s reinsurance.

Total liabilities were $217.4 million as of December 31, 2011, compared to $188.6 million as of December 31, 2010. The increase in liabilities primarily reflects the Company’s premium growth in 2011. The increase in loss reserves, unearned premiums and ceded reinsurance balances payable are primarily attributable to the increase in written premium in 2011. The increase in accounts payable and accrued expenses primarily reflects an increase in the Company’s benefit plan liabilities and commissions payable. The increase in the benefit plan liabilities reflects the impact of current interest rate environment on the discount rate used to estimate the benefit obligation. The increase in commissions payable primarily reflects the increase in premiums written.

Total shareholders’ equity was $128.3 million as of December 31, 2011, compared to $134.7 million as of December 31, 2010. The decrease in shareholders’ equity primarily reflects common stock repurchases, a decrease in the net unrealized gains in the Company’s equity security portfolio, and an increase in the Company’s benefit plan liabilities, partially offset by 2011 net income.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company’s principal sources of funds are premiums, investment income and proceeds from sales and maturities of investments. The Company’s primary use of funds is to pay claims and operating expenses and to purchase investments. The Company’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. The Company’s fixed income investment portfolio as of December 31, 2011 had an effective duration of 2.76 years.

For the years ended December 31, 2011, 2010 and 2009, the Company’s cash inflows from premiums and investment activity were sufficient to support the Company’s cash outflows related to claims and operating expenses. Management expects future cash flows from operations in its workers’ compensation insurance and segregated portfolio cell reinsurance segments to be sufficient to cover claims and operating expenses. However, in the event cash flows from operations are not sufficient, the Company may have to liquidate investments to cover such costs. As of December 31, 2011, the Company’s investment portfolio included securities with gross unrealized gains totaling $5.9 million, excluding gross unrealized gains on investments in the segregated portfolio cell reinsurance segment of $493,000; therefore, based on current gross unrealized gains in the investment portfolio as of December 31, 2011, management does not believe it would have to sell securities at a loss in the event cash flows from operations proved insufficient to cover the Company’s operating needs.

The Company has a $10.0 million revolving line of credit available to provide additional liquidity if needed. The line of credit matures on May 1, 2012 and may be renewed annually for additional periods expiring on May 1 at the lender’s discretion. Outstanding balances under the line of credit bear interest at an adjustable monthly rate equal to LIBOR plus 2.0% per annum. There were no outstanding balances under the line of credit as of December 31, 2011.

The Company’s ability to manage liquidity results, in part, from the purchase of reinsurance to protect the Company against severe claims and catastrophic events. See “Item 1—Business, Reinsurance.”

Our domestic insurance subsidiaries’ ability to pay dividends to EIHI is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania Insurance Department and the Indiana Insurance Department is limited to the greater of 10%

of statutory surplus or 100% of statutory net income for the most recently filed annual statement. The maximum dividend that may be paid in 2012 by Eastern Alliance, Allied Eastern, Eastern Advantage, or Employers Security, without prior approval from the respective domiciliary insurance departments is $8.8 million, $910,000, $997,000, and $1.3 million, respectively.

Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to the Company.

Cash Flows

The major components of cash flow from continuing operations are as follows for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	December 31,
	2011	2010	2009
Cash provided by operating activities	$23,619	$5,005	$13,241
Cash used in investing activities	(2,218)	(27,634)	(1,416)
Cash used in financing activities	(15,426)	(12,785)	(3,051)

Cash flows from operating activities consist primarily of cash receipts and disbursements related to premiums, investment income, claims and related adjustment expenses, operating expenses, policyholder dividends and income taxes. Cash flows from investing activities consist primarily of purchases and sales of investments and purchases of fixed assets. Cash flows from financing activities primarily consist of cash disbursements for repurchases of the Company’s common stock and shareholder dividends.

Cash Flows From Continuing Operations for the Years Ended December 31, 2011 and 2010.

The increase in cash provided by operating activities from 2010 to 2011 primarily reflects the increase in net premiums written, partially offset by an increase in claims paid and federal income taxes paid.

The decrease in cash used in investing activities from 2010 to 2011 primarily reflects the liquidation of investments at EIHI to fund the Company’s repurchase of its common stock. The decrease in cash used for the purchase of fixed income securities from 2010 to 2011 primarily reflects purchases of securities by EIHI in 2010 from the proceeds of the sale of Eastern Life.

The increase in cash flows used in financing activities primarily reflects an increase in common stock repurchases in 2011, partially offset by a decrease in shareholder dividends and debt payments. The decrease in shareholder dividends primarily reflects the reduction in outstanding common stock due to the common stock repurchases. During 2010, the Company paid its only outstanding loan in full.

Cash Flows From Continuing Operations for the Years Ended December 31, 2010 and 2009.

The decrease in cash provided by operating activities from 2009 to 2010 primarily reflects an increase in claims paid and a decrease in investment income, partially offset by an increase in net premiums written and tax refunds related to the carryback of capital losses to prior tax years.

The increase in cash used in investing activities from 2009 to 2010 primarily reflects the purchase of securities by EIHI in 2010 from the proceeds of the sale of Eastern Life.

The increase in cash flows used in financing activities primarily reflects an increase in common stock repurchases in 2010 and an increase in debt payments, partially offset by a decrease in shareholder dividends. During 2010, the Company paid its only outstanding loan in full. The decrease in shareholder dividends primarily reflects the reduction in outstanding common stock due to the common stock repurchases.

Contractual Commitments

The following table summarizes information about contractual obligations and commercial commitments before the impact of purchase accounting adjustments. The minimum payments under these agreements as of December 31, 2011 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Real estate lease obligation	6,247	1,314	2,442	2,354	137
Loss reserves	106,077	33,363	51,998	13,912	6,804

Total contractual obligations	$112,324	$34,677	$54,440	$16,266	$6,941

The loss reserves payments due by period in the table above are based upon the loss and LAE reserves estimates as of December 31, 2011 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “Item 1—Business, Loss and LAE Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic loss due to adverse changes in interest rates. The Company had fixed-income investments, excluding convertible bonds and fixed income securities in the segregated portfolio cell reinsurance segment, with an estimated fair value of $109.4 million at December 31, 2011, that are subject to interest rate risk. The Company manages the exposure to interest rate risk through an asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the Company’s liability and capital position.

The table below summarizes the Company’s interest rate risk. It illustrates the sensitivity of the fair value of the Company’s fixed income portfolio, excluding the Company’s convertible bond portfolio and fixed income securities in the segregated cell reinsurance segment, to selected hypothetical changes in interest rates as of December 31, 2011. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the Company’s fixed income portfolio and shareholders’ equity (dollars in thousands).

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Estimated Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity, Net of Tax
200 basis point increase	$(7,507)	$101,926	(3.8)%
100 basis point increase	(3,600)	105,833	(1.8)%
50 basis increase	(1,729)	107,704	(0.9)%
No change	—	109,433	—
50 basis point decrease	1,674	111,107	0.8%
100 basis point decrease	3,381	112,814	1.7%
200 basis point decrease	6,938	116,371	3.5%

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 a) (1) present fairly, in all material respects, the financial position of Eastern Insurance Holdings, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers, LLP

Philadelphia, PA

March 12, 2012

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $128,619; $124,201)	$133,422	$127,474
Convertible bonds, at estimated fair value (amortized cost, $16,856; $16,481)	17,574	18,140
Equity securities, at estimated fair value (cost, $16,566; $17,002)	17,629	20,880
Other long-term investments, at estimated fair value (cost, $8,100; $9,642)	10,209	11,435

Total investments	178,834	177,929
Cash and cash equivalents	52,448	46,473
Accrued investment income	972	1,195
Premiums receivable (net of allowance, $225; $225)	56,443	46,402
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	15,720	12,285
Deferred acquisition costs	9,206	7,721
Deferred income taxes, net	1,768	721
Federal income taxes recoverable	731	918
Intangible assets	5,137	6,163
Goodwill	10,752	10,752
Other assets	13,668	12,723

Total assets	$345,679	$323,282

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$106,077	$95,963
Unearned premium reserves	63,432	53,485
Advance premium	747	482
Accounts payable and accrued expenses	18,892	16,325
Ceded reinsurance balances payable	10,265	7,371
Segregated portfolio cell dividend payable	15,774	13,355
Policyholder dividends payable	2,233	1,590

Total liabilities	217,420	188,571

Commitments and contingencies (Note 17)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,786,014 and 11,784,514, respectively; outstanding—7,935,446 and 8,964,344, respectively	—	—
Unearned ESOP compensation	(3,364)	(4,111)
Additional paid in capital	116,272	114,472
Treasury stock, at cost (3,850,568 and 2,820,170 shares, respectively)	(54,109)	(40,835)
Retained earnings	66,910	61,364
Accumulated other comprehensive income, net	2,550	3,821

Total shareholders’ equity	128,259	134,711

Total liabilities and shareholders’ equity	$345,679	$323,282

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
REVENUE
Net premiums earned	$132,173	$109,152	$97,916
Net investment income	3,698	3,365	4,453
Change in equity interest in limited partnerships	5	1,052	1,066
Net realized investment gains (losses)	1,654	3,465	(839)
Other revenue	425	582	643

Total revenue	137,955	117,616	103,239

EXPENSES
Losses and loss adjustment expenses incurred	83,722	77,574	58,766
Acquisition and other underwriting expenses	13,491	11,274	12,252
Other expenses	25,097	22,037	20,507
Amortization of intangibles	1,026	1,284	1,732
Policyholder dividend expense	1,360	1,046	311
Segregated portfolio dividend expense	3,469	229	1,238

Total expenses	128,165	113,444	94,806

Income from continuing operations before income taxes	9,790	4,172	8,433
Income tax expense from continuing operations	2,436	1,242	2,502

Net income from continuing operations	$7,354	$2,930	$5,931

Discontinued operations (Note 3):
(Loss) income from discontinued operations	—	(11,265)	3,989
Income tax (benefit) expense	(368)	850	1,519

Net income (loss) from discontinued operations	368	(12,115)	2,470

Net income (loss)	$7,722	$(9,185)	$8,401

Other comprehensive (loss) income:
Unrealized holding gains arising during period, net of tax of $638, $198, and $3,781	1,185	367	7,021
Amortization of unrecognized benefit plan amounts, net of tax of $(357), $(179), and $127	(664)	(333)	235
Less: Reclassification adjustment for gains (losses) included in net income (loss), net of tax of $939, $816, and $(193)	1,792	1,516	(358)

Other comprehensive (loss) income	(1,271)	(1,482)	7,614

Comprehensive income (loss)	$6,451	$(10,667)	$16,015

EARNINGS PER SHARE (SEE NOTE 5):
Net income (loss)	$7,722	$(9,185)	$8,401
Basic earnings per share:
Continuing operations	$0.93	$0.36	$0.64
Discontinued operations	$0.05	$(1.43)	$0.28
Diluted earnings per share:
Continuing operations	$0.91	$0.36	$0.64
Discontinued operations	$0.05	$(1.43)	$0.27

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands, except share data)

	Outstanding Shares		Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Series A Preferred Stock	Common Capital Stock
Balance, January 1, 2009	—	9,512,366	$—	$(5,606)	$111,772	$(32,655)	$66,492	$(1,866)	$138,137
Cumulative effect adjustment	—	—	—	—	—	—	685	(445)	240
ESOP shares released	—	—	—	747	(92)	—	—	—	655
Equity awards	—	180,291	—	—	1,369	—	—	—	1,369
Repurchase of common stock	—	(1,400)	—	—	—	(11)	—	—	(11)
Shareholder dividend	—	—	—	—	—	—	(2,540)	—	(2,540)
Net income	—	—	—	—	—	—	8,401	—	8,401
Other comprehensive income, net of tax	—	—	—	—	—	—	—	7,614	7,614

Balance, December 31, 2009	—	9,691,257	$—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865

ESOP shares released	—	—	—	748	26	—	—	—	774
Equity awards	—	1,500	—	—	1,374	—	—	—	1,374
Excess tax benefit from equity awards	—	—	—	—	23	—	—	—	23
Repurchase of common stock	—	(728,413)	—	—	—	(8,169)	—	—	(8,169)
Shareholder dividend	—	—	—	—	—	—	(2,489)	—	(2,489)
Net loss	—	—	—	—	—	—	(9,185)	—	(9,185)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,482)	(1,482)

Balance, December 31, 2010	—	8,964,344	$—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711

ESOP shares released	—	—	—	747	229	—	—	—	976
Equity awards	—	1,500	—	—	1,547	—	—	—	1,547
Excess tax benefit from equity awards	—	—	—	—	24	—	—	—	24
Repurchase of common stock	—	(1,030,398)	—	—	—	(13,274)	—	—	(13,274)
Shareholder dividend	—	—	—	—	—	—	(2,176)	—	(2,176)
Net income	—	—	—	—	—	—	7,722	—	7,722
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,271)	(1,271)

Balance, December 31, 2011	—	7,935,446	$—	$(3,364)	$116,272	$(54,109)	$66,910	$2,550	$128,259

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income from continuing operations	$7,354	$2,930	$5,931
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	741	691	658
Net amortization of bond premium/discount	827	1,108	(98)
Net realized investment (gains) losses	(1,767)	(3,465)	839
Change in equity interest in limited partnerships	(5)	(1,052)	(1,066)
Deferred tax (benefit) expense	(393)	873	906
Stock compensation expense	2,524	2,148	2,025
Intangible asset amortization	1,026	1,284	1,732
Changes in assets and liabilities:
Accrued investment income	223	(52)	97
Premiums receivable	(10,041)	(8,184)	(3,648)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(3,435)	69	(874)
Deferred acquisition costs	(1,485)	(1,234)	(1,021)
Other assets	(901)	(2,936)	246
Reserves for unpaid losses and loss adjustment expenses	10,114	6,454	2,547
Unearned and advance premium	10,212	7,294	4,771
Ceded reinsurance balances payable	2,894	1,235	(513)
Accounts payable and accrued expenses	1,546	(697)	1,172
Federal income taxes recoverable/payable	555	631	(1,231)
Policyholder dividends payable	643	433	(154)
Segregated portfolio cell dividend payable	2,987	(2,525)	922

Net cash provided by operating activities—continuing operations	23,619	5,005	13,241
Net cash used in operating activities—discontinued operations	—	(50,650)	(6,712)

Net cash provided by (used in) operating activities	23,619	(45,645)	6,529

Cash flows from investing activities:
Purchase of fixed income securities	(75,655)	(89,658)	(58,590)
Purchase of equity securities	(10,643)	(11,366)	(6,425)
Purchase of other long-term investments	—	(2,186)	—
Proceeds from sale of fixed income securities	57,131	42,218	36,511
Proceeds from maturities/calls of fixed income securities	13,837	22,756	20,634
Proceeds from the sale of equity securities	12,666	8,293	6,346
Proceeds from sale of other long-term investments	1,231	—	461
Proceeds from sale of subsidiaries	—	2,834	—
Purchase of equipment, net	(785)	(525)	(353)

Net cash used in investing activities—continuing operations	(2,218)	(27,634)	(1,416)
Net cash provided by investing activities—discontinued operations	—	82,100	12,080

Net cash (used in) provided by investing activities	(2,218)	54,466	10,664

Cash flows from financing activities:
Repurchase of common stock	(13,274)	(8,169)	(11)
Shareholder dividend	(2,176)	(2,489)	(2,540)
Repayment of long-term debt	—	(2,150)	(500)
Excess tax benefit related to equity awards	24	23	—

Net cash used in financing activities	(15,426)	(12,785)	(3,051)

Net increase (decrease) in cash and cash equivalents	5,975	(3,964)	14,142
Cash and cash equivalents, beginning of period	46,473	50,437	46,106
Reclassification to discontinued operations	—	—	(9,811)

Cash and cash equivalents, end of period	$52,448	$46,473	$50,437

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

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”). Atlantic RE was a Cayman Islands reinsurance company formed for the purpose of transferring certain assets and liabilities related to EIHI’s run-off specialty reinsurance segment as part of the sale. As a result of the sale, the results of operations for the portion of the run-off specialty reinsurance segment that was transferred to Atlantic RE have been reflected as discontinued operations in the accompanying consolidated financial statements. The portion of the run-off specialty reinsurance segment that was not sold has been reclassified to the corporate/other segment. See Note 3 for additional information related to the sale.

On June 21, 2010, EIHI completed the sale of Eastern Life and Health Insurance Company (“Eastern Life”). As a result of the sale, Eastern Life’s operations have been reflected as discontinued operations in the accompanying consolidated financial statements. See Note 3 for additional information related to the sale.

The Company currently operates in three segments: workers’ compensation insurance, segregated portfolio cell reinsurance, and corporate/other. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2011, 2010 and 2009.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All inter-company transactions and related account balances have been eliminated in consolidation.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. Policyholder dividends payable were reclassified from accounts payable and accrued expenses and disclosed separately on the consolidated balance sheets in 2011 and 2010. In addition, the Company increased cash and cash equivalents and accounts payable and accrued expenses by $618 as of December 31, 2010 to reflect premium deposits in transit.

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

Investments

Fixed Income Securities

The Company’s investments in fixed income securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. The estimated fair value of the Company’s fixed income securities are based on prices obtained from an independent pricing service. Prices obtained from the independent pricing service are determined based on quoted market prices or, in the absence of quoted market prices, dealer quotes or matrix pricing, all of which are based on observable market-based inputs when available. Management has controls in place to validate the reasonableness of fair values provided by the independent pricing service, including testing the fair value of a sample of securities on a quarterly basis by comparing fair values from different pricing sources. Adverse credit market conditions have caused some markets to become relatively illiquid, thus reducing the availability of certain data used by the independent pricing services and dealers.

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. The Company monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. A fixed income security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When the Company determines a credit loss has been incurred, but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss), and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income (loss). Any subsequent increase in the fixed income security’s estimated fair value would be reported as an unrealized gain.

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

Equity Securities

The Company’s investments in equity securities, which consist primarily of index and exchange-traded mutual funds, are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. The estimated fair value of equity securities is determined based on quoted market prices obtained from an independent pricing service.

Realized gains or losses are based on cost and are computed using the specific identification method. The Company monitors its equity securities for unrealized losses that appear to be other-than-temporary. An equity security is considered impaired when one of the following conditions exist: 1) an equity security’s market value is less than 80% of its cost for a continuous period of 6 months, 2) an equity security’s market value is less than 50% of its cost, regardless of the amount of time the security’s market value has been below cost, and 3) an equity security’s market value has been less than cost for a continuous period of 12 months or more, regardless of the magnitude of the decline in market value. Any subsequent increase in the equity security’s estimated fair value would be reported as an unrealized gain. Equity securities that are in an unrealized loss position, but do not meet the above quantitative thresholds are evaluated to determine if the decline in market value is other than temporary.

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

Premiums

Premiums, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Included in net premiums earned is an estimate for earned but unbilled final audit premiums. The Company estimates earned but unbilled premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. As of December 31, 2011 and 2010, the Company accrued earned but unbilled premiums of $1,551 and $601, respectively. Earned but unbilled premiums increased (decreased) net premiums earned by $950, $(750), and $(450) for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company discounts its reserves for unpaid losses and LAE for workers’ compensation claims on a non-tabular basis, using a discount rate of 3.0%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $5,723 and $4,633 as of December 31, 2011 and 2010, respectively.

The methods used to estimate the reserves for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserves for unpaid losses and LAE is adequate as of December 31, 2011. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2011, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Policy Acquisition Costs

Policy acquisition costs consist of commissions, premium taxes and underwriting salaries that vary with and are primarily related to the production of premium. Policy acquisition costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to the estimated amounts recoverable after providing for losses and loss adjustment expenses that are expected to be incurred based upon historical and current experience. Anticipated investment income is considered in determining recoverability.

Amortization of policy acquisition costs totaled $7,501, $6,487, and $5,908 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during 2011, 2010 or 2009.

The statute of limitations has expired for the Company’s federal taxable years through December 31, 2007.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

Property and Equipment

Property and equipment, including expenditures for significant improvements and purchased software, is carried at cost less accumulated depreciation and amortization. Maintenance, repairs and minor improvements are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed under the straight-line method. The estimated useful lives of property and equipment range from 3-7 years. Accumulated depreciation and amortization expense totaled $3,484 and $2,754 as of December 31, 2011 and 2010, respectively. Depreciation and amortization expense totaled $741, $691, and $658 for the years ended December 31, 2011, 2010 and 2009, respectively.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment up to one percent of direct written premium is made to all companies licensed to write workers’ compensation in Pennsylvania. Eastern Alliance, Allied Eastern and Eastern Advantage recognize a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. The Company did not record a liability related to the Security Fund as of December 31, 2011 or 2010 because the Company received notification that an assessment would not be imposed.

Goodwill and Intangible Assets

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of December 31, 2011 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30. The Company adopted Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Testing Goodwill for Impairment, effective September 30, 2011. Under ASU 2011-08, the Company assessed certain qualitative factors to determine if it was more likely than not that the fair value of the workers’ compensation insurance segment was less than its carrying amount. As a result of this assessment, it was determined that it was not more likely than not that fair value of the workers’ compensation insurance segment was less than its carrying amount; therefore, the performance of the two-step impairment test was not required.

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

The Company evaluates the remaining useful life of its intangible assets with a finite life on a quarterly basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. The Company evaluates its intangible assets with an indefinite life for impairment on at least an annual basis. There were no adjustments to the remaining amortization period or impairment charges related to the Company’s intangible assets during 2011, 2010, or 2009.

Treasury Stock

The Company records the repurchase of shares of its common stock using the cost method. Under the cost method, treasury stock is recorded based on the actual cost of the shares repurchased. The Company’s primary purposes for the repurchase of its common stock is capital management and to fund the issuance of common stock under the Stock Incentive Plan.

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

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during the reporting period, net of tax. The components of accumulated other comprehensive income, net of tax, as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Unrealized gains on investments, net of tax of $1,922 and $2,221	$3,817	$4,425
Unrecognized benefit plan liabilities, net of tax of $(682) and $(325)	(1,267)	(604)

Total	$2,550	$3,821

Cash Flow Information

Purchases and sales or maturities of short-term investments are recorded net for purposes of the consolidated statements of cash flows and are included with fixed income securities.

The Company paid income taxes of $2,250, $455, and $3,175 for the years ended December 31, 2011, 2010 and 2009, respectively. Taxes paid for the year ended December 31, 2010 are net of refunds related to capital loss carrybacks to prior tax years totaling $1,795.

The Company paid interest of $0, $33, and $65 for the years ended December 31, 2011, 2010 and 2009, respectively.

Recent Accounting Pronouncements

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors in determining whether the existence of certain events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the two-step impairment test is unnecessary. If, however, an entity determines that is it more likely than not that the fair value is less than the carrying amount, the first step of the impairment test (calculation of the reporting unit’s fair value) is required. ASU 2011-08 provides examples of events and circumstances that an entity should consider in evaluating whether the fair value of a reporting unit is less than its carrying amount, but other relevant events or circumstances should be considered as necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted the provisions of ASU 2011-08 effective September 30, 2011.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption is permitted, but not required. Early adoption is permitted but only at the beginning of an entity’s annual reporting period. The Company currently capitalizes and defers commissions and related expenses, premium taxes and certain underwriting personnel salaries. The Company will adopt ASU 2010-26 effective January 1, 2012 and apply it prospectively. Upon adoption, the Company will reduce the amount of acquisition costs capitalized related to certain underwriting personnel salaries to give effect to unsuccessful acquisition or renewal activities. If the Company had adopted ASU 2010-26 effective January 1, 2011, underwriting salaries capitalized and deferred would have been reduced by approximately $1,340, which would have decreased the Company’s net income by approximately $870.

3. Discontinued Operations

During the year ended December 31, 2010, the Company disposed of its group benefits insurance operations and the majority of its run-off specialty reinsurance operations. As a result of the disposals, the group benefits insurance and the run-off specialty reinsurance segments have been reflected in the consolidated financial statements as discontinued operations.

Sale of Eastern Life

On June 21, 2010, EIHI completed the sale of its wholly-owned group benefits insurance subsidiary, Eastern Life, to Security Life Insurance Company of America (“Security”). The agreement effected a statutory merger of Eastern Life into Security, with Security continuing as the surviving corporation. Total transaction consideration to EIHI was $34,102, which represented Eastern Life’s GAAP shareholder’s equity as of May 31, 2010 plus $250. The consideration consisted of cash and a $1,750 promissory note from Security’s parent. The note bears interest at 4.0%, payable quarterly, and is due in full on July 1, 2013. The issuance of the $1,750 promissory note related to the sale of Eastern Life is considered a non-cash investing activity and has been excluded from the consolidated statement of cash flows for the year ended December 31, 2010.

The sale of Eastern Life resulted in the recognition of a gain totaling $564, which is included in discontinued operations. Transaction expenses related to the sale of Eastern Life totaled $873 ($567, net of tax) for the year ended December 31, 2010, and have been included in discontinued operations. Certain corporate expenses previously reported in the group benefits insurance segment were reclassified to continuing operations. The reclassification of these corporate expenses totaled $500 for each of the years ended December 31, 2010 and 2009.

For the years ended December 31, 2010 and 2009, the group benefits insurance segment reported net premiums earned of $18,262 and $35,937, respectively, and total revenue of $20,563 and $40,745, respectively. Income before income taxes in the group benefits insurance segment totaled $952 and $4,157 for the years ended December 31, 2010 and 2009, respectively.

During the third quarter of 2011, the Company filed its 2010 corporate federal income tax return. The Company’s tax liability related to Eastern Life’s operations for the period from January 1, 2010 to June 21, 2010 and the related sale of Eastern Life was less than the estimated tax liability recorded on the Company’s balance sheet as of December 31, 2010. As a result, the Company recorded a prior year tax return adjustment of $368, which was recorded as an income tax benefit in discontinued operations for the year ended December 31, 2011.

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

The sale of Atlantic RE resulted in the recognition of a loss totaling $14,029, which is included in discontinued operations. The loss includes the recognition of an estimated contingent profit commission of $3,018, which is based on the adequacy of the run-off specialty reinsurance segment’s reserves for losses and LAE as of September 30, 2010, compared to a predetermined targeted reserve for losses and LAE. The recognition of the contingent profit commission is considered a non-cash investing activity and has been excluded from the consolidated statement of cash flows for the year ended December 31, 2010. Transaction expenses related to the sale of Atlantic RE totaled $510 for the year ended December 31, 2010, and have been included in discontinued operations.

The estimated contingent profit commission is included in other assets and any decrease in the estimated amount would be recorded as a loss from discontinued operations. As of December 31, 2011, management believes that the estimated contingent profit commission is realizable; however, due to the inherent uncertainty in the run-off specialty reinsurance segment’s reserves for losses and LAE, the estimated realizable amount could decrease in the future.

For the years ended December 31, 2010 and 2009, the run-off specialty reinsurance segment reported net premiums earned of $1 and $1,133, respectively, and total revenue of $4,180 and $957, respectively. Total revenue for the year ended December 31, 2010 excludes the loss on the sale of Atlantic RE of $14,029. The loss before income taxes in the run-off specialty reinsurance segment totaled $(12,924) and $(663) for the years ended December 31, 2010 and 2009, respectively.

4. Intangible Assets

The Company’s business acquisitions resulted in the identification of certain intangible assets. The renewal rights and agency relationships will be amortized over their estimated useful lives of 15 years. The state insurance licenses are considered to have an infinite life and will not be amortized.

As of December 31, 2011 and 2010, intangible assets consisted of the following (in thousands):

Intangible Assets with Finite Life	December 31, 2011		December 31, 2010
	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
Agency relationships (15 year amortization period)	$3,564	$2,095	$3,564	$1,727
Renewal rights (15 year amortization period)	8,238	6,145	8,238	5,487

	$11,802	$8,240	$11,802	$7,214

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,575	—

Total intangible assets	$13,377	$8,240	$13,377	$7,214

Amortization expense totaled $1,026, $1,284 and $1,732 for the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated aggregated amortization expense for each of the next five years is as follows (in thousands):

2012	$806
2013	640
2014	509
2015	405
2016	316

Total	$2,676

5. Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the years ended December 31, 2011, 2010 and 2009, there were 887,574, 957,799 and 784,361 equity awards, respectively, that were not included in the Company’s earnings per share from continuing operations calculation because to do so would have been anti-dilutive.

Consolidated net income (loss), basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands, except share and per share data):

	2011	2010	2009
Net income (loss) for basic and diluted earnings per share	$7,722	$(9,185)	$8,401
Less: Dividends declared—common and unvested restricted share units	(2,176)	(2,489)	(2,540)

Undistributed earnings	5,546	(11,674)	5,861
Percent allocated to common shareholders	99.3%	98.8%	98.3%

	5,507	(11,534)	5,763
Add: Dividends declared—common shares	2,161	2,459	2,497

	$7,668	$(9,075)	$8,260

Denominator for basic earnings per share	7,860,207	8,458,731	8,984,644
Effect of dilutive securities	121,723	73,966	67,057

Denominator for diluted earnings per common share	7,981,930	8,532,697	9,051,701

Basic earnings per share:
Continuing operations	$0.93	$0.36	$0.64
Discontinued operations	$0.05	$(1.43)	$0.28
Diluted earnings per share:
Continuing operations	$0.91	$0.36	$0.64
Discontinued operations	$0.05	$(1.43)	$0.27
Cash dividends per share	$0.28	$0.28	$0.28

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

7. Share Repurchase

As of December 31, 2011, the Company has repurchased 3,850,568 shares of its common stock and can repurchase up to an additional 1,086,567 shares, as authorized by the Company’s Board of Directors. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

For the years ended December 31, 2011, 2010 and 2009, the Company repurchased 1,030,398, 728,413 and 1,400 shares, respectively, at a cost of $13,274, $8,169 and $11, respectively, representing a weighted average cost of $12.88, $11.21 and $8.03 per share, respectively.

8. Stock-Based Compensation

Awards under the Stock Incentive Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. The Stock Incentive Plan limits the number of shares that may be initially awarded as restricted stock to 299,000, and the number of shares for which incentive stock options may be granted to 500,000. The total number of shares initially authorized in the Stock Incentive Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Stock Incentive Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The stock options and restricted stock awards vest over a five year period and are not subject to performance criteria. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. During 2011, the Company granted 3,000 stock options and 1,500 restricted stock awards to employees. During 2010, the Company granted 208,000 stock options and 1,500 restricted stock awards to employees. There were no stock options or restricted stock awards granted in 2009. During 2011, 2010, and 2009, stock options totaling 11,046, 8,522, and 12,780, respectively, were forfeited. No stock options or restricted stock awards were exercised in 2011, 2010, or 2009.

Total stock-based compensation expense recognized in the consolidated statement of operations and comprehensive income for the years ended December 31, 2011, 2010 and 2009 is shown in the following table (in thousands):

	2011	2010	2009
Stock compensation expense related to:
Stock options	$868	$651	$575
Restricted stock	679	723	794
Total related income tax benefit	260	191	222
Total unrecognized compensation expense	$820	$2,282	$2,568

As of December 31, 2011, there were 481,706 and 209,462 vested stock options and restricted stock awards, respectively. As of December 31, 2010, there were 361,959 and 160,231 vested stock options and restricted stocks awards, respectively. The total unrecognized stock compensation expense related to non-vested stock options was $791 and $1,593, respectively, and the total unrecognized stock compensation expense related to non-vested restricted stock awards was $29 and $689, respectively, as of December 31, 2011 and 2010. The unrecognized stock compensation expense related to the non-vested stock options and restricted stock awards is expected to be recognized over a weighted average period of approximately 27.0 months and 48.5 months, respectively.

The fair values of stock options granted in 2011 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

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

The following table summarizes stock option activity for the year ended December 31, 2011:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2011	778,590	$13.25	7.05	$—
Granted	3,000	$13.16	9.56
Forfeited	(11,046)	14.08
Exercised	—
Cancelled	(15,922)	14.38

Outstanding as of December 31, 2011	754,622	$13.21	6.09	$581

Vested and exercisable as of December 31, 2011	481,706	$14.00	5.38	$—

As of December 31, 2011, there were 389,702 shares of common stock available for issuance of future share-based awards. On February 24, 2012, the Company’s Board of Directors approved the issuance of an additional 218,500 non-qualified stock option awards and an additional 128,700 restricted stock awards. The grant date fair value of the awards was $14.45.

The following table presents additional information regarding options outstanding as of December 31, 2011:

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	517,122	5.01	$14.35
$14.86	7,500	5.47	$14.86
$15.22	5,000	5.63	$15.22
$15.47	5,000	5.67	$15.47
$13.83	9,000	6.75	$13.83
$10.60	3,000	8.52	$10.60
$10.19	205,000	8.73	$10.19
$13.16	3,000	9.56	$13.16

Outstanding as of December 31, 2011	754,622	6.09	$13.21

The following table summarizes restricted stock activity for the year ended December 31, 2011.

	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2011	253,175	$14.32
Granted	1,500	$13.16
Forfeited	—
Exercised	—
Cancelled	—

Outstanding as of December 31, 2011	254,675	$14.31

Vested as of December 31, 2011	209,462	$14.33

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

Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s domestic insurance subsidiaries did not have any permitted practices as of or for the year ended December 31, 2011.

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

Financial Information

The statutory surplus and statutory net income (loss) of Eastern Alliance, Allied Eastern, Eastern Advantage and Employers Security as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	Statutory Surplus as of December 31,		Net Income (Loss) for the Year Ended December 31,
	2011	2010	2011	2010	2009
Eastern Alliance	$52,893	$47,471	$8,805	$3,843	$4,428
Allied Eastern	$9,103	$8,397	$609	$(195)	$214
Eastern Advantage	$9,664	$8,551	$997	$249	$46
Employers Security	$12,361	$10,566	$1,287	$(231)	$2,826

Risk-Based Capital/Minimum Capital Requirements

Risk-based capital is designed to measure the acceptable amount of capital an insurer should have based on the inherent risks of the insurer’s business. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. Based on established standards, Eastern Alliance, Allied Eastern, Eastern Advantage, and Employers Security maintained statutory-basis surplus in excess of minimum prescribed risk-based capital requirements as of December 31, 2011.

Under Cayman Islands regulations, Eastern Re is required to maintain minimum capital of $120. Eastern Re is in compliance with the minimum capital requirements as of December 31 2011.

Dividend Restrictions

The ability of Eastern Alliance, Allied Eastern, Eastern Advantage, and Employers Security to pay dividends to EIHI is limited by the laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that EIHI’s insurance subsidiaries may pay without the prior approval from the Pennsylvania Insurance Department and Indiana Insurance Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. The maximum dividend that may be paid by Eastern Alliance, Allied Eastern and Eastern Advantage in 2012, without prior approval from the Pennsylvania Insurance Department, is $8,805, $910 and $997, respectively. The maximum dividend that may be paid by Employers Security in 2012, without prior approval from the Indiana Insurance Department, is $1,287.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of December 31, 2011 and 2010:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of December 31, 2011 and 2010, excluding the segregated portfolio cell segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	12/31/11	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$16,143	$9,676	$6,467	$—
States, municipalities, and political subdivisions	42,316	—	42,316	—
Corporate securities	21,509	—	21,509	—
Residential mortgage-backed securities	22,360	—	22,360	—
Commercial mortgage-backed securities	206	—	206	—
Collateralized mortgage obligations	5,876	—	5,876	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	17,574	—	17,574	—
Equity securities—available for sale	12,939	12,939	—	—

Total	$139,946	$22,615	$117,331	$—

		Fair Value Measurements at Reporting Date Using
	12/31/10	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$23,344	$9,272	$14,072	$—
States, municipalities, and political subdivisions	32,621	—	32,621	—
Corporate securities	16,006	—	16,006	—
Residential mortgage-backed securities	25,759	—	25,759	—
Commercial mortgage-backed securities	289	—	289	—
Collateralized mortgage obligations	7,220	—	7,220	—
Other structured securities	773	—	773	—
Convertible bonds	18,140	—	18,140	—
Equity securities—available for sale	16,753	13,228	3,525	—

Total	$140,905	$22,500	$118,405	$—

There were no transfers between Level 1 and Level 2 securities for the year ended December 31, 2011.

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company does not adjust security prices. Management has controls in place to validate the reasonableness of fair values provided by the independent pricing service, including testing the fair value of a sample of securities on a quarterly basis by comparing fair values from different pricing sources. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and corporate bonds.

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

The Company’s equity securities consist primarily of mutual fund instruments for which there is an active market and quoted market prices; therefore, the Company has classified its mutual fund investments as Level 1 securities. As of December 31, 2010, the Company held an investment in an international equity fund that was not traded on an active exchange market and, therefore, was considered a Level 2 security. Approximately 94.1% of the fund’s underlying investments were considered Level 1 securities as of December 31, 2010, the most recent date for which the Company had audited financial statements of the fund. The Company sold its interest in the international equity fund in the second quarter of 2011.

Other long-term investments include the Company’s interest in various limited partnerships, including a low volatility multi-strategy fund of funds, a natural resource limited partnership, a structured finance opportunity fund, an open-ended investment fund and a real estate limited partnership. The Company records its investment in the limited partnerships using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnerships’ net asset value. Changes in the Company’s investments are based on statements received directly from the limited partnership and/or the limited partnership’s administrator. The estimated fair values of the underlying investments in the limited partnerships may be based on Level 1, Level 2, or Level 3 inputs, or a combination thereof.

As of December 31, 2011 and 2010, the estimated fair values of the Company’s other long-term investments, by investment strategy, were as follows (in thousands):

	2011	2010
Multi-strategy fund of funds	$5,578	$5,351
Natural resources	1,262	2,515
Structured finance opportunity fund	2,769	2,892
Open-ended investment fund	600	629
Real estate	—	48

Total	$10,209	$11,435

During 2011, the Company wrote off its interest in the real estate limited partnership. The write off totaled $49 and was a result of the limited partnership being liquidated without any benefit to the Company.

Following is a summary of the investment objectives of each of the Company’s limited partnership investments, by investment strategy:

Multi-strategy fund of funds—The fund seeks to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets.

Natural resources—The investment objective of the fund is to achieve long-term capital appreciation primarily through investments in hard asset securities and hard asset commodities.

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

As of December 31, 2011, the only restrictions on the Company’s ability to redeem its interest in its limited partnership investments relate to the timing of redemption (i.e., monthly, quarterly). There are no restrictions related to the amount the Company can redeem, in the event it chooses to redeem all or a portion of its interest in its limited partnership investments. The Company has no unfunded commitments related to these investments as of December 31, 2011.

The activity in the Company’s limited partnership investments for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$11,435	$8,197	$7,592
Contributions	—	2,186	—
Withdrawals	(1,231)	—	(461)
Unrealized change in interest	5	1,052	1,066

Balance, end of period	$10,209	$11,435	$8,197

During the fourth quarter of 2011, the Company liquidated its interest in one of the natural resource funds.

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

11. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of December 31, 2011 and 2010 (in thousands):

2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$15,524	$619	$—	$16,143
States, municipalities, and political subdivisions	39,904	2,416	(4)	42,316
Corporate securities	44,748	752	(2)	45,498
Residential mortgage-backed securities	21,499	861	—	22,360
Commercial mortgage-backed securities	187	19	—	206
Collateralized mortgage obligations	5,753	134	(11)	5,876
Other structured securities	1,004	19	—	1,023

Total fixed income securities	128,619	4,820	(17)	133,422
Equity securities	16,566	1,546	(483)	17,629

Total fixed income and equity securities	$145,185	$6,366	$(500)	$151,051

2010	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$22,775	$575	$(6)	$23,344
States, municipalities, and political subdivisions	31,282	1,428	(89)	32,621
Corporate securities	36,462	1,130	(124)	37,468
Residential mortgage-backed securities	25,474	415	(130)	25,759
Commercial mortgage-backed securities	272	17	—	289
Collateralized mortgage obligations	7,177	117	(74)	7,220
Other structured securities	759	18	(4)	773

Total fixed income securities	124,201	3,700	(427)	127,474
Equity securities	17,002	3,906	(28)	20,880

Total fixed income and equity securities	$141,203	$7,606	$(455)	$148,354

Corporate securities include an investment in a fixed income mutual fund, held by the segregated portfolio cell reinsurance segment, with a cost and estimated fair value of $23,991 and $23,989, respectively, as of December 31, 2011. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include other asset-backed securities collateralized by home equity loans, auto loan receivables and manufactured homes.

Certain insurance departments in the states in which the Company is licensed to do business require a deposit to protect the Company’s policyholders should the Company become insolvent. In order to satisfy these requirements, the Company had fixed income securities with an estimated fair value of $12,023 and $11,442 on deposit with various insurance departments as of December 31, 2011 and 2010, respectively.

The amortized cost and estimated fair value of fixed income securities and convertible bonds, excluding the fixed income mutual fund held by the segregated portfolio cell reinsurance segment which does not have a stated maturity date, as of December 31, 2011, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$6,040	$6,173
One through five years	46,205	47,634
Five through ten years	23,940	25,624
Greater than ten years	16,856	18,111
Mortgage/asset-backed securities	28,443	29,465

Total	$121,484	$127,007

The gross unrealized losses and estimated fair value of fixed income securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of December 31, 2011 and 2010 are as follows (in thousands):

2011	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States, municipalities, and political subdivisions	$1,604	$(4)	$—	$—	$1,604	$(4)
Collateralized mortgage obligations	375	(11)	—	—	375	(11)

Total fixed income securities	1,979	(15)	—	—	1,979	(15)
Equity Securities	3,302	(374)	—	—	3,302	(374)

Total fixed income and equity securities	$5,281	$(389)	$—	$—	$5,281	$(389)

2010	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$860	$(6)	$—	$—	$860	$(6)
States, municipalities, and political subdivisions	5,914	(89)	—	—	5,914	(89)
Corporate securities	2,508	(25)	—	—	2,508	(25)
Residential mortgage-backed securities	10,921	(130)	—	—	10,921	(130)
Collateralized mortgage obligations	1,700	(19)	722	(55)	2,422	(74)
Other structured securities	446	(4)	—	—	446	(4)

Total fixed income securities	$22,349	$(273)	$722	$(55)	$23,071	$(328)

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

As of December 31, 2011, the Company held 6 fixed income securities with gross unrealized losses totaling $15. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of December 31, 2011.

As of December 31, 2011, the Company held 6 equity securities with gross unrealized losses totaling $374. These securities have been in an unrealized loss position for less than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of December 31, 2011.

Proceeds from the sale of fixed income securities totaled $57,131, $42,218, and $36,511 for the years ended December 31, 2011, 2010 and 2009, respectively. Proceeds from the sale of equity securities totaled $12,666, $8,293, and $6,346 for the years ended December 31, 2011, 2010, and 2009, respectively. Proceeds from the sale of other long-term investments totaled $1,231, $0, and $461 for the years ended December 31, 2011, 2010, and 2009, respectively.

The gross realized gains and gross realized losses recognized by the Company as a result of the sale of investments were as follows for the years ended December 31, 2011, 2010, and 2009 (in thousands):

2011	Fixed Income Securities	Equity Securities	Total
Gross realized gains	$1,371	$2,383	$3,754
Gross realized losses	(430)	(538)	(968)

Net realized gains	$941	$1,845	$2,786

2010	Fixed Income Securities	Equity Securities	Total
Gross realized gains	$1,561	$1,045	$2,606
Gross realized losses	(203)	(18)	(221)

Net realized gains	$1,358	$1,027	$2,385

2009	Fixed Income Securities	Equity Securities	Total
Gross realized gains	$1,131	$610	$1,741
Gross realized losses	(332)	(524)	(856)

Net realized gains	$799	$86	$885

For the years ended December 31, 2011, 2010 and 2009, the Company recorded other-than-temporary impairments, excluding the segregated portfolio cell reinsurance segment, related to its fixed income and equity securities totaling $0, $6 and $1,852, respectively. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $78, $80, and $749 for the years ended December 31, 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, the change in the estimated fair value of convertible bonds included in net realized investment gains (losses) in the consolidated statement of operations and comprehensive income totaled $(1,054), $1,166 and $877, respectively.

The change in the Company’s net unrealized gains and losses for the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

2011	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$1,343	$(2,250)	$(907)
Tax effect	(484)	783	299

Change in net unrealized gains and losses	$859	$(1,467)	$(608)

2010	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$(790)	$(35)	$(825)
Tax effect	(33)	(291)	(324)

Change in net unrealized gains and losses	$(823)	$(326)	$(1,149)

2009	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$1,685	$7,508	$9,193
Tax effect	(132)	(1,681)	(1,813)

Change in net unrealized gains and losses	$1,553	$5,827	$7,380

Net investment income for the years ended December 31, 2011, 2010, and 2009 was as follows (in thousands):

	2011	2010	2009
Fixed income and convertible bond securities	$4,274	$3,865	$4,634
Equity securities	484	229	304
Cash and cash equivalents	45	45	96
Other	(345)	83	89

Gross investment income	4,458	4,222	5,123
Investment expenses	(760)	(857)	(670)

Net investment income	$3,698	$3,365	$4,453

For the years ended December 31, 2011, 2010 and 2009, the Company recognized an increase of $5, $1,052, and $1,066 respectively, related to its equity interest in limited partnerships. The Company’s limited partnership investments include a multi-strategy fund of funds, natural resource funds, a structured finance opportunity fund and open-ended investment fund and a real estate partnership. The Company obtains audited financial statements of its limited partnership investments on an annual basis. The total assets, total liabilities and results of operations of the limited partnerships in which the Company invests as of and for the year ended December 31, 2010, based on the limited partnerships’ audited financial statements, were as follows (in thousands):

	Total Assets	Total Liabilities	Results of Operations
Multi-strategy fund of funds	$452,826	$54,633	$41,821
Natural resource funds	$29,609	$4,036	$1,118
Structured finance opportunity fund	$294,726	$20,153	$54,793
Open-ended investment fund	$118,386	$575	$11,167
Real estate partnership	$3,606	$2,655	$(190)

12. Reserves for Unpaid Losses and LAE

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Balance, beginning of period	$95,963	$89,509	$86,993
Reinsurance recoverables on unpaid losses and LAE	7,864	8,512	7,835

Net balance, beginning of period	88,099	80,997	79,158
Incurred related to:
Current year	84,723	76,794	63,602
Prior year	(1,001)	780	(4,836)

Total incurred	83,722	77,574	58,766
Paid related to:
Current year	31,444	30,755	22,369
Prior year	46,105	39,717	34,558

Total paid	77,549	70,472	56,927

Net balance, end of period	94,272	88,099	80,997
Reinsurance recoverables on unpaid losses and LAE	11,805	7,864	8,512

Balance, end of period	$106,077	$95,963	$89,509

Incurred losses by segment were as follows for the year ended December 31, 2011 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$68,894	$18,770	$87,664
Current period discount	(2,252)	(689)	(2,941)
Prior year, gross of discount	—	(2,875)	(2,875)
Accretion of prior period discount	1,159	715	1,874

Total incurred	$67,801	$15,921	$83,722

Incurred losses by segment were as follows for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$59,615	$19,746	$79,361
Current period discount	(1,901)	(666)	(2,567)
Prior year, gross of discount	—	(1,432)	(1,432)
Accretion of prior period discount	1,562	650	2,212

Total incurred	$59,276	$18,298	$77,574

Incurred losses by segment were as follows for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$47,860	$17,732	$65,592
Current period discount	(1,343)	(647)	(1,990)
Prior year, gross of discount	(3,749)	(2,753)	(6,502)
Accretion of prior period discount	1,075	591	1,666

Total incurred	$43,843	$14,923	$58,766

For the years ended December 31, 2011, 2010 and 2009, the Company increased (decreased) its workers’ compensation insurance and segregated portfolio cell reinsurance reserves for unpaid losses and LAE, including the accretion of prior period discount, by the following amounts (in thousands):

	2011	2010	2009
Workers’ compensation insurance	$1,159	$1,562	$(2,674)
Segregated portfolio cell reinsurance	(2,160)	(782)	(2,162)

Total	$(1,001)	$780	$(4,836)

Workers’ Compensation Insurance

For the years ended December 31, 2011, 2010 and 2009, the Company increased (decreased) its workers’ compensation insurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2011	2010	2009
2009	$—	$—	$—
2008	—	—	—
2007	—	—	(1,170)
2006	—	—	(1,504)
2005	—	—	—
2004	—	—	(250)
2003	—	—	(325)
2002	—	—	(500)
2001 and prior	—	—	—

Total before discount accretion	—	—	(3,749)
Discount accretion	1,159	1,562	1,075

Total	$1,159	$1,562	$(2,674)

For the years ended December 31, 2011 and 2010, the Company did not recognize any development on prior accident period workers’ compensation insurance reserves.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year workers’ compensation insurance reserves of $3.7 million, representing 6.7% of the Company’s estimated workers’ compensation insurance reserves as of December 31, 2008 and 5.1% of the Company’s workers’ compensation insurance net premiums earned for the year ended December 31, 2009. The favorable development arose primarily from accident years 2006 and 2007, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting included greater availability and use of employers’ return to work programs. Furthermore, the Company was able to settle a large amount of Pennsylvania claims via compromise and release, which is a lump sum cash payment in exchange for a full and final claim settlement. Management attributes the large amount of compromise and release claim closures to the difficult economic conditions and the claimants’ choosing a lump sum cash settlement over the continuation of a workers’ compensation annuity payment.

Segregated Portfolio Cell Reinsurance

For the years ended December 31, 2011, 2010 and 2009, the Company (decreased) increased its segregated portfolio cell reinsurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2011	2010	2009
2010	$(1,862)	$—	$—
2009	(602)	(1,372)	—
2008	(109)	(418)	(1,506)
2007	(136)	423	(247)
2006	(85)	(12)	(663)
2005	(12)	103	76
2004	(54)	(124)	(268)
2003	(2)	(51)	68
2002	(2)	(10)	(24)
2001 and prior	(11)	29	(189)

Total before discount accretion	(2,875)	(1,432)	(2,753)
Discount accretion	715	650	591

Total	$(2,160)	$(782)	$(2,162)

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

For the year ended December 31, 2011, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.9 million, representing 12.6% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2010 and 10.1% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2011. The favorable development arose primarily from accident years 2010 and 2009, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting.

For the year ended December 31, 2010, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $1.4 million, representing 6.5% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2009 and 5.8% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2010. The favorable development arose primarily from accident years 2008 and 2009, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs.

For the year ended December 31, 2009, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.8 million, representing 12.5% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2008 and 11.1% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2009. The favorable development arose primarily from accident years 2006 and 2008, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The improvements in loss mitigation and underwriting include greater availability and use of employers’ return to work programs.

13. Reinsurance

The Company purchases reinsurance to manage its loss exposure. Although reinsurance agreements contractually obligate the Company’s reinsurers to reimburse the Company for the agreed upon portion of its gross paid losses, they do not discharge the primary liability of the Company.

The following table provides a summary of the Company’s premiums on a direct, assumed, ceded, and net basis for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011		2010		2009
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$121,752	$113,612	$98,045	$90,414	$81,447	$77,335
Assumed premiums	36,041	33,221	30,232	29,332	29,747	29,009
Ceded premiums	(15,672)	(14,660)	(11,656)	(10,594)	(8,858)	(8,428)

Net premiums	$142,121	$132,173	$116,621	$109,152	$102,336	$97,916

The following table provides a summary of the Company’s losses and loss adjustment expenses incurred on a direct, assumed, ceded and net basis for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Direct losses and LAE incurred	$73,127	$60,968	$45,148
Assumed losses and LAE incurred	16,031	18,611	16,002
Ceded losses and LAE incurred	(5,436)	(2,005)	(2,384)

Net losses and LAE	$83,722	$77,574	$58,766

14. Income Taxes

The components of the consolidated income tax provision from continuing operations for the years ended December 31, 2011, 2010, and 2009 are as follows (in thousands):

	2011	2010	2009
Current tax expense	$2,829	$369	$1,596
Deferred tax (benefit) expense	(393)	873	906

Income tax expense	$2,436	$1,242	$2,502

The reconciliation of taxes computed at the statutory tax rate of 35.0% for the years ended December 31, 2011, 2010, and 2009 to the consolidated income tax expense from continuing operations is as follows (in thousands):

	2011	2010	2009
Income tax expense at statutory rate	$3,427	$1,460	$2,952
Tax-exempt interest	(318)	(403)	(518)
Outside basis difference in foreign operations	(824)	(130)	(122)
Other	151	315	190

Income tax expense	$2,436	$1,242	$2,502

The income tax benefit of $824 recorded in 2011 is attributable to the fact that the Company has not recorded federal income taxes associated with its foreign operations due to significant deficits in the Company’s foreign earnings and profits.

The significant components of the net deferred tax asset as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Reserve discounting	$1,925	$2,244
Unearned/advance premiums	3,110	2,948
Other-than-temporary investment impairments	56	1,869
Policyholder dividends	705	518
Stock compensation expense	1,160	943
Benefit plan liabilities	668	251
Other	281	439

Total deferred tax assets	7,905	9,212

Deferred tax liabilities:
Intangible assets	1,430	1,790
Unrealized gain on investments	2,542	3,207
Deferred acquisition costs	1,164	1,555
Basis difference in limited partnerships	246	717
Basis difference in foreign operations	485	912
Other	270	310

Total deferred tax liabilities	6,137	8,491

Net deferred tax asset	$1,768	$721

As of December 31, 2011, the net deferred tax asset of $1,768 has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that the Company will generate sufficient future taxable income to utilize these net future tax deductions. The amount of the net deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are decreased.

As of December 31, 2011, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $11,367 as of December 31, 2011. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of December 31, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2011 is as follows:

2011
Balance at beginning of year	$—
Additions based on tax positions related to the current year	26

Balance at end of year	$26

There were no unrecognized tax benefits recorded by the Company in 2010 or 2009.

The total unrecognized federal tax benefit of $26 would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in federal income tax recoverable on the consolidated balance sheets. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The statute of limitations has expired for the Company’s federal taxable years through December 31, 2007.

EIHI and its subsidiaries join in the filing of a consolidated federal tax return in the United States. Each subsidiary pays its share of the federal tax liability as if the subsidiary filed on a separate return basis with a current period credit for net losses to the extent used in consolidation.

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

Suspense shares, allocated shares, shares committed to be released, average price per share and stock compensation expense as of and for the years ended December 31, 2011 and 2010 were as follows (in thousands, except share and per share data):

	As of and for the Years Ended December 31,
	2011	2010
Suspense shares	411,125	485,875
Allocated shares	336,375	261,625
Shares committed to be released	74,750	74,750
Average price per share	$13.07	$10.36
Stock compensation expense	$977	$774

Suspense shares represent shares held by the ESOP that have not been allocated to participant accounts. Allocated shares have been earned and allocated to participant accounts, while shares committed to be released have been earned, but have not yet been allocated to participant accounts.

As of December 31, 2011 and 2010, the estimated fair value of unearned ESOP shares were $4,396 and $4,259, respectively.

For the years ended December 31, 2011, 2010, and 2009 the Company made a cash contribution of $979, $958, and $937 to the ESOP, respectively. The ESOP used these contributions, along with dividends received on the unallocated shares of the Company’s stock held by the ESOP, to make the semi-annual principal and interest payments to the Company related to the outstanding balance of the promissory note. Dividends used by the ESOP to fund the semi-annual principal and interest payments totaled $121, $142, and $163 in 2011, 2010, and 2009, respectively. The transactions between the Company and the ESOP are considered non-cash transactions for purposes of the consolidated statements of cash flows.

Defined Contribution Plan

The Company sponsors a contributory defined contribution plan covering eligible employees. Employees are eligible to participate in the defined contribution plan upon the attainment of 21 years of age. The Company provides a matching contribution up to 75% of the first 4% of an employee’s contributions. Employees are immediately vested in the employer matching contributions regardless of years of service. The Company’s contributions to the defined contribution plan for the years ended December 31, 2011, 2010, and 2009 totaled $289, $297, and $309, respectively.

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

As of December 31, 2011 and 2010, the projected benefit obligation, fair value of plan assets and funded status of the pension plan and the postretirement plan were as follows (in thousands):

	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
Projected benefit obligation at end of year	$7,263	$7,093	$260	$256
Fair value of plan assets at end of year	5,613	6,631	—	—
Funded status	1,650	462	260	256

The Company does not anticipate making a contribution in 2012.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Pension Plan		Postretirement Plan
	2011	2010	2011	2010
Weighted average discount rate	4.39%	5.50%	3.72%	4.70%
Rate of increase in compensation levels	N/A	N/A	3.50%	3.50%

The net periodic benefit cost incurred by the Company for the years ended December 31, 2011, 2010 and 2009 totaled $60, $17, and $68 for the pension plan and $(22), $(7), and $(5) for the postretirement plan. In July 2011, the Company purchased annuities for plan participants that were receiving benefit payments under the pension plan, which resulted in a reduction of the projected benefit obligation of $1,083 and the recognition of a settlement loss of $134.

The assumptions used in the measurement of the Company’s net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table:

	Pension Plan				Postretirement Plan
	2011		2010	2009	2011	2010	2009
Weighted average discount rate	5.62	%*	6.00%	6.00%	4.70%	5.30%	6.18%
Expected long-term rate of return on plan assets	5.50%		6.00%	6.00%	N/A	N/A	N/A
Rate of increase in compensation levels	N/A		N/A	N/A	3.50%	3.50%	3.50%

*The weighted average discount rate used to measure net periodic benefit cost was 5.50% for the period from January 1, 2011 to June 30, 2011 and 5.62% for the period from July 1, 2011 to December 31, 2011. The change in the discount rate on July 1, 2011 was due to the purchase of the annuity and the related settlement that occurred in July 2011.

Benefits paid totaled $106, $117, and $39 for the pension plan and $1, $2, and $1 for the postretirement plan for the years ended December 31, 2011, 2010, and 2009, respectively. The estimated future benefits to be paid over the next ten years related to the pension plan are as follows (in thousands):

Pension Plan
2012	$89
2013	104
2014	120
2015	177
2016	215
2017-2021	1,539

Total	$2,244

The estimated future benefits to be paid over the next ten years related to the postretirement plan are expected to be minimal. The only benefits currently being paid by the Company under the postretirement plan relate to life insurance premiums for certain retirees.

The pension plan’s assets were comprised of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010
Equity securities	$—	$768
Fixed income securities	4,617	5,852
Cash equivalents	996	11

Total	$5,613	$6,631

The pension plan’s fixed income securities consist of pooled separate accounts that are valued at the net participation value of participation units held by the pension plan. The value of the participation units is determined by the trustee based on the estimated fair values of the underlying assets of the pooled separate account; therefore, the estimated fair value of the pooled separate accounts is considered a Level 2 fair value measurement. As of December 31, 2010, the pension plan’s equity securities consisted of a small-cap index mutual fund. The mutual fund’s estimated fair value was based on a quoted net asset value; therefore, the estimated fair value was considered a Level 1 fair value measurement.

As a result of the pension plan’s frozen status, the primary investment objective of the pension plan is to achieve a rate of return commensurate with the safety of principal. During 2011, the Company liquidated its investment in the small-cap index mutual fund in order to reduce market volatility in the pension plan’s investment portfolio. The pension plan’s targeted asset allocation is 100% fixed income securities and/or cash equivalents.

16. Segment Information

The Company currently operates in three business segments. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2011, 2010 and 2009.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance and corporate/other segments totaling approximately $5,515, $4,469 and $4,054 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company is a preferred shareholder in certain of the segregated portfolio cells. For those segregated portfolio cells in which the Company participates, the Company shares in the operating and investment results of those cells and recognizes its share of the segregated portfolio dividend in the consolidated statements of operations and comprehensive income (loss). The Company’s share of the segregated portfolio dividend totaled $568, $(6) and $985 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in the corporate/other segment.

Corporate/Other

The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of December 31, 2011. The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the contract for its 10% interest in SprinklerPro on a run-off basis effective April 1, 2009.

The following table represents the segment results for the year ended December 31, 2011 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$103,668	$28,505	$—	$132,173
Net investment income	3,317	420	(39)	3,698
Change in equity interest in limited partnerships	(18)	—	23	5
Net realized investment gains	1,360	33	261	1,654
Other revenue	—	—	425	425

Total revenue	108,327	28,958	670	137,955

Expenses:
Losses and LAE incurred	67,802	15,920	—	83,722
Acquisition and other underwriting expenses	7,035	8,582	(2,126)	13,491
Other expenses	16,844	390	7,863	25,097
Amortization of intangibles	—	—	1,026	1,026
Policyholder dividend expense	1,331	29	—	1,360
Segregated portfolio dividend expense	—	4,037	(568)	3,469

Total expenses	93,012	28,958	6,195	128,165

Income (loss) from continuing operations before income taxes	15,315	—	(5,525)	9,790
Income tax expense (benefit) from continuing operations	5,083	—	(2,647)	2,436

Net income (loss) from continuing operations	$10,232	$—	$(2,878)	$7,354

Total assets from continuing operations	$301,673	$59,307	$(15,301)	$345,679

The following table represents the segment results for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$84,447	$24,705	$—	$109,152
Net investment income	2,421	556	388	3,365
Change in equity interest in limited partnerships	891	—	161	1,052
Net realized investment gains (losses)	2,479	1,065	(79)	3,465
Other revenue	—	—	582	582

Total revenue	90,238	26,326	1,052	117,616

Expenses:
Losses and LAE incurred	59,275	18,299	—	77,574
Acquisition and other underwriting expenses	5,330	7,547	(1,603)	11,274
Other expenses	15,416	251	6,370	22,037
Amortization of intangibles	—	—	1,284	1,284
Policyholder dividend expense	1,040	6	—	1,046
Segregated portfolio dividend expense	—	223	6	229

Total expenses	81,061	26,326	6,057	113,444

Income (loss) from continuing operations before income taxes	9,177	—	(5,005)	4,172
Income tax expense (benefit) from continuing operations	2,849	—	(1,607)	1,242

Net income (loss) from continuing operations	$6,328	$—	$(3,398)	$2,930

Total assets from continuing operations	$264,267	$55,803	$2,594	$322,664

The following table represents the segment results for the year ended December 31, 2009 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$73,213	$24,703	$—	$97,916
Net investment income	3,313	691	449	4,453
Change in equity interest in limited partnerships	845	—	221	1,066
Net realized investment (losses) gains	(237)	(625)	23	(839)
Other revenue	—	—	643	643

Total revenue	77,134	24,769	1,336	103,239

Expenses:
Losses and LAE incurred	43,843	14,923	—	58,766
Acquisition and other underwriting expenses	6,207	7,500	(1,455)	12,252
Other expenses	13,754	244	6,509	20,507
Amortization of intangibles	—	—	1,732	1,732
Policyholder dividend expense	432	(121)	—	311
Segregated portfolio dividend expense	—	2,223	(985)	1,238

Total expenses	64,236	24,769	5,801	94,806

Income (loss) from continuing operations before income taxes	12,898	—	(4,465)	8,433
Income tax expense (benefit) from continuing operations	3,778	—	(1,276)	2,502

Net income (loss) from continuing operations	$9,120	$—	$(3,189)	$5,931

Total assets from continuing operations	$243,855	$57,382	$(19,123)	$282,114

17. Commitments and Contingencies

AIG Arbitration

On September 6, 2011, the Company served a written demand (the “Arbitration Demand”) initiating arbitration proceedings against various AIG Companies under 24 reinsurance treaties pursuant to which the Company reinsured AIG Companies for certain pollution liability risks related to underground storage tanks for the policy years 1990 through 1999 (the “Treaties”). The Treaties were cancelled by the Eastern Re in 1999. In the Arbitration Demand, the Company seeks an award from the arbitration panel compelling AIG Companies to permit the Company to audit the books and records of AIG Companies relevant to the Treaties, among other reasons, to enable the Company to examine the bases for certain paid losses and loss reserves ceded by AIG Companies to Eastern Re under the Treaties. The Company believes that the Treaties permit such an audit (and the Company’s prior requests have been denied by AIG Companies).

On October 3, 2011, AIG Companies responded to the Arbitration Demand by advising that they will seek an award from the arbitration panel of approximately $1.9 million plus future amounts that may become due under the Treaties before the final hearing in the arbitration. Both the Company and AIG Companies seek attorney’s fees and costs in the arbitration.

At this stage of the proceedings, both the Company and AIG Companies have appointed arbitrators. The parties are currently in the process of attempting to select an umpire.

While the Company believes it has adequately reserved the claims at issue in the arbitration, and that it is entitled to the relief it requested in the arbitration, it is reasonably possible that the final outcome of the arbitration could go against the Company.

Lease Commitments

The Company’s corporate headquarters are located at 25 Race Avenue in Lancaster, Pennsylvania. The Company leases its home office building under a 15-year, non-cancelable operating lease through February 2017. The annual base rent is subject to an annual increase based upon the consumer price index at the end of each preceding calendar year. In addition to the base rent, the Company is responsible for its proportionate share of expenses related to the building including, but not limited to, utilities, maintenance, real estate taxes, and insurance. The Company has a 5% interest in the limited partnership that owns the building.

The Company maintains regional offices in North Carolina, Indiana, Tennessee and Wexford, Pennsylvania and leases office space in each of these locations under multi-year operating leases.

Minimum monthly lease commitments for the remainder of the office lease terms are as follows (in thousands):

2012	$1,314
2013	1,226
2014	1,216
2015	1,182
2016	1,172
2017 thereafter	137

Total	$6,247

Rent expense totaled $1,214, $918, and $1,084 for the years ended December 31, 2011, 2010 and 2009, respectively.

18. Related Party Transactions

The Company has an agreement with Alliance Impairment Management, Inc. (“AIM”), which provides case management services to certain of the Company’s insurance subsidiaries. For the years ended December 31, 2011, 2010, and 2009, the Company paid fees to AIM totaling approximately $3,700, $3,200 and $2,600, respectively. Bruce Eckert, the Company’s Vice Chairman (Chief Executive Officer as of December 31, 2010), is an investor in AIM.

19. Subsequent Events

Management performed an evaluation of subsequent events and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of December 31, 2011.

20. Quarterly Financial Data (Unaudited, in thousands, except per share data)

2011	March 31	June 30	September 30	December 31
Total revenue from continuing operations	$32,466	$34,264	$33,356	$37,869
Income from continuing operations	$2,721	$2,871	$945	$3,253
Net income from continuing operations	$1,880	$1,990	$656	$2,828
Basic earnings per share from continuing operations	$0.22	$0.25	$0.08	$0.38
Diluted earnings per share from continuing operations	$0.22	$0.25	$0.08	$0.36

2010	March 31	June 30	September 30	December 31
Total revenue from continuing operations	$27,604	$25,934	$31,565	$32,513
Income from continuing operations	$1,466	$155	$1,900	$651
Net income from continuing operations	$945	$279	$1,168	$538
Basic earnings per share from continuing operations	$0.10	$0.03	$0.13	$0.08
Diluted earnings per share from continuing operations	$0.10	$0.03	$0.13	$0.08

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

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

An evaluation was performed by our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and made known to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

b)	Changes in Internal Controls.

There have been no changes in EIHI’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, EIHI’s internal control over financial reporting.

(c)	Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B—Other Information

None

PART III

Item 10—Directors and Officers of the Registrant

Incorporated by reference from the Company’s 2012 Proxy Statement.

Item 11—Executive Compensation

Incorporated by reference from the Company’s 2012 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s 2012 Proxy Statement.

Item 13—Certain Relationships and Related Transactions

Incorporated by reference from the Company’s 2012 Proxy Statement.

Item 14—Principal Accountant Fees and Services

Incorporated by reference from the Company’s 2012 Proxy Statement.

Part IV

Item 15—Exhibits, Financial Statement Schedules

a)	(1) Financial Statements.

The following consolidated financial statements are filed as part of this report in Item 8:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income (Loss) for Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedules for the years 2011, 2010 and 2009 are submitted herewith:

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

EASTERN INSURANCE HOLDINGS, INC.

March 12, 2012	By:	/s/ KEVIN M. SHOOK
Kevin M. Shook, Executive Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature

/s/ MICHAEL L. BOGUSKI Michael L. Boguski	President and Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2012

/s/ KEVIN M. SHOOK Kevin M. Shook	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2012

/s/ ROBERT M. MCALAINE Robert M. McAlaine	Chairman and Director	March 12, 2012

/s/ BRUCE M. ECKERT Bruce M. Eckert	Director	March 12, 2012

/s/ PAUL R. BURKE Paul R. Burke	Director	March 12, 2012

/s/ RONALD L. KING Ronald L. King	Director	March 12, 2012

/s/ SCOTT C. PENWELL Scott C. Penwell	Director	March 12, 2012

/s/ W. LLOYD SNYDER III W. Lloyd Snyder III	Director	March 12, 2012

/s/ CHARLES H. VETTERLEIN, JR. Charles H. Vetterlein, Jr.	Director	March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Eastern Insurance Holdings, Inc., Eastern Acquisition Corp. and Employers Security Holding Company, dated as of August 6, 2008. (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Current Report on Form 8-K filed on August 7, 2008)

2.2	Agreement and Plan of Merger among Security American Financial Enterprises, Inc., Security Life Insurance Company of America, Eastern Insurance Holdings, Inc., and Eastern Life and Health Insurance Company dated as of May 4, 2010 (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Form 8-k filed on May 4, 2010).

2.3	Stock Purchase Agreement by and among Eastern Atlantic Holdings Ltd., Eastern Insurance Holdings, Inc., and Eastern Re Ltd., SPC, dated as of December 9, 2010 (Incorporated by reference from Exhibit 2.1 to the Eastern Insurance Holdings, Inc. Form 8-K filed on December 9, 2010)

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (as filed as Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1) (**)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (as filed as Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1) (**)

4.1	Form of Stock Certificate of Eastern Insurance Holdings, Inc. (as filed as Exhibit 4.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1) (**)

10.1	Eastern Insurance Holdings, Inc. Management Annual Incentive Plan (Incorporated by reference from Incorporated by reference from Exhibit 10.3 to EIHI’s Current Report on Form 8-K filed on August 19, 2010) (*)

10.2	Employee Stock Ownership Plan of Eastern Insurance Holdings, Inc. (as filed as Exhibit 10.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1) (*) (**)

10.3	Employment Agreement, as amended effective August 23, 2010, between Eastern Services Corporation and Bruce M. Eckert (Incorporated by reference from Exhibit 10.1 to EIHI’s Current Report on Form 8-K filed on August 19, 2010) (*)

10.4	Employment Agreement, as amended effective August 23, 2010, between Eastern Services Corporation and Michael L. Boguski (Incorporated by reference from Exhibit 10.2 to EIHI’s Current Report on Form 8-K filed on August 19, 2010) (*)

10.5	Employment Agreement, as amended effective December 17, 2008, between Eastern Services Corporation and Kevin M. Shook (filed herewith as Exhibit 10.5) (*) (**)

10.6	Employment Agreement, as amended effective December 17, 2008, between Eastern Services Corporation and Robert A. Gilpin (filed herewith as Exhibit 10.6) (*) (**)

10.7	Employment Agreement, as amended effective December 17, 2008, between Eastern Services Corporation and Suzanne M. Emmet (filed herewith as Exhibit 10.7) (*) (**)

10.8	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007) (*)

10.9	Amended and Restated Loan Agreement, effective December 21, 2011, between Eastern Insurance Holdings, Inc. and Fulton Bank, N.A. (filed herewith as Exhibit 10.9) (**)

14.1	Eastern Insurance Holdings, Inc. Code of Conduct and Ethics (Incorporated by reference from Exhibit 14 to EIHI’s Current Report on Form 8-K filed on February 14, 2008)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (filed herewith as Exhibit 21.1) (**)

23.1	Consent of PricewaterhouseCoopers LLP, dated March 12, 2012 (filed herewith as Exhibit 23.1) (**)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith) (**)

Exhibit Number	Description
31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith) (**)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith) (**)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith) (**)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(*)	Denotes management contract or compensatory plan or arrangement.
(**)	Filed herewith

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2011

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$15,524	$16,143	$16,143
States, municipalities and political subdivisions	39,904	42,316	42,316
Convertibles and bonds with warrants attached	16,856	17,574	17,574
All other corporate bonds	73,191	74,963	74,963

Total fixed maturities	145,475	150,996	150,996

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	16,566	17,629	17,629

Total equity securities	16,566	17,629	17,629

Other long-term investments	8,100	10,209	10,209

Total investments	$170,141	$178,834	$178,834

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheets

December 31, 2011 and 2010

(In thousands, except share data)

	2011	2010
ASSETS
Investment in common stock of subsidiaries (1)	$106,509	$95,111
Cash and cash equivalents	575	1,649
Fixed income securities, at estimated fair value (amortized cost, $1,415; $17,044)	1,460	17,022
Equity securities, at estimated fair value (cost, $251; $251)	404	354
Intangible assets	5,137	6,163
Goodwill	10,752	10,752
Federal income taxes recoverable	176	181
Other assets	5,742	5,999
Due from subsidiaries, net	43	—

Total assets	$130,798	$137,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,100	$1,060
Deferred tax liability, net	439	1,144
Due to subsidiaries, net	—	316

Total liabilities	2,539	2,520

Equity:
Series A preferred stock, par value $0; authorized shares—5,000,000; no shares issued and outstanding	—	—
Common stock, par value $0, authorized shares—20,000,000; issued—11,786,014 and 11,784,514, respectively; outstanding—7,935,446 and 8,964,344, respectively	—	—
Unearned ESOP compensation	(3,364)	(4,111)
Additional paid-in capital	116,272	114,472
Treasury stock, at cost (3,850,568 and 2,820,170 shares, respectively)	(54,109)	(40,835)
Accumulated other comprehensive income:
Unrealized gains in investments, net of taxes	3,817	4,425
Unrecognized benefit plan gains, net of taxes	(1,267)	(604)
Retained Earnings	66,910	61,364

Total stockholders’ equity	128,259	134,711

Total liabilities and stockholders’ equity	$130,798	$137,231

(1)	Uses proportionate share of subsidiaries’ net assets method.

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Revenue
Investment income, net of expenses	$506	$380	$424
Net realized investment gains	212	1,008	105

Total revenue	718	1,388	529

Expenses:
Other expenses	3,858	4,203	3,512
Amortization of intangibles	1,026	1,284	1,732

Total expenses	4,884	5,487	5,244

Loss before income tax expense	(4,166)	(4,099)	(4,715)
Income tax benefit	(2,352)	(871)	(1,276)

Loss before equity in income of subsidiaries	(1,814)	(3,228)	(3,439)
Equity in income (loss) of subsidiaries	9,536	(5,957)	11,840

Net income (loss)	$7,722	$(9,185)	$8,401

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

For the Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,722	$(9,185)	$8,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(9,536)	5,957	(11,840)
Dividends from subsidiaries (1)	—	—	25,750
Gain on sale of investments	(212)	(1,008)	—
Stock compensation	2,524	2,148	2,025
Intangible asset amortization	1,026	1,284	1,732
Deferred income tax provision	(301)	(272)	(338)
Other	(172)	(102)	(951)

Net cash provided by (used in) operating activities	1,051	(1,178)	24,779

Cash flows from investing activities:
Purchase of fixed income securities	(1,272)	(25,684)	—
Purchase of equity securities	—	(9)	—
Proceeds from sale of fixed income securities	16,242	8,330	—
Proceeds from maturities/calls of fixed income securities	718	213	—
Merger of Eastern Holding Company. Ltd. into EIHI	—	136
Capital contributions to subsidiaries	(2,387)	(2,658)	(23,015)
Sale of Eastern Life	—	32,352	—

Net cash provided by (used in) investing activities	13,301	12,680	(23,015)

Cash flows from financing activities:
Repurchase of common stock	(13,274)	(8,169)	(11)
Shareholder dividends	(2,176)	(2,489)	(2,540)
Tax expense related to equity awards	24	23	—

Net cash used in financing activities	(15,426)	(10,635)	(2,551)

Net (decrease) increase in cash and cash equivalents	(1,074)	867	(787)
Cash and cash equivalents at beginning of period	1,649	782	1,569

Cash and cash equivalents at end of period	$575	$1,649	$782

Cash received during the year for:
Income taxes	$1,896	$900	$232

(1)	During 2009, Eastern Alliance, Allied Eastern and Eastern Life paid dividends to EIHI in the amount of $10,000, $2,000 and $13,000, respectively. During 2009, EIHI also received a dividend of $750 from one of the segregated portfolio cells for which it is a preferred shareholder. The dividends from Eastern Alliance, Allied Eastern and Eastern Life were primarily for the purpose of funding the capital contribution to Eastern Re in 2009.

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule III—Supplementary Schedule Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue
December 31, 2011
Workers’ compensation insurance	$5,428	$81,109	$49,974	$—	$103,668
Segregated portfolio cell reinsurance	3,778	24,762	13,458	—	28,505
Corporate and other	—	206	—	—	—

Total	$9,206	$106,077	$63,432	$—	$132,173

December 31, 2010
Workers’ compensation insurance	$4,443	$68,911	$41,629	$—	$84,447
Segregated portfolio cell reinsurance	3,278	26,190	11,856	—	24,705
Corporate and other	—	862	—	—	—

Total	$7,721	$95,963	$53,485	$—	$109,152

December 31, 2009
Workers’ compensation insurance	$3,468	$62,850	$34,969	$—	$73,213
Segregated portfolio cell reinsurance	3,019	25,659	11,047	—	24,703
Corporate and other	—	1,000	—	—	—

Total	$6,487	$89,509	$46,016	$—	$97,916

	Column G	Column H	Column I	Column J	Column K
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DPAC	Other Operating Expenses	Premiums Written
December 31, 2011
Workers’ compensation insurance	$3,317	$67,802	$4,223	$20,987	$112,014
Segregated portfolio cell reinsurance	420	15,920	3,278	5,723	30,107
Corporate and other	(39)	—	—	6,763	—

Total	$3,698	$83,722	$7,501	$33,473	$142,121

December 31, 2010
Workers’ compensation insurance	$2,421	$59,275	$3,468	$18,318	$91,107
Segregated portfolio cell reinsurance	556	18,299	3,019	4,785	25,514
Corporate and other	388	—	—	6,051	—

Total	$3,365	$77,574	$6,487	$29,154	$116,621

December 31, 2009
Workers’ compensation insurance	$3,313	$43,843	$3,059	$17,334	$76,953
Segregated portfolio cell reinsurance	691	14,923	2,849	4,774	25,383
Corporate and other	449	—	—	6,786	—

Total	$4,453	$58,766	$5,908	$28,894	$102,336

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule IV—Reinsurance

For the years ended December 31, 2011, 2010 and 2009

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums Earned
For the year ended December 31, 2011

Premiums:
Property and liability insurance	$113,612	$14,660	$33,221	$132,173	25.1%
For the year ended December 31, 2010

Premiums:
Property and liability insurance	$90,414	$10,594	$29,332	$109,152	26.9%
For the year ended December 31, 2009

Premiums:
Property and liability insurance	$77,335	$8,428	$29,009	$97,916	29.6%

Eastern Insurance Holdings, Inc.

Schedule VI—Supplemental Information

For the year ended December 31, 2011

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adj. Expenses	Discount if any Deducted in Column C	Unearned Premiums	Net Earned Premiums	Net Investment Income
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2011	$9,206	$106,077	$5,723	$63,432	$132,173	$3,758
Year ended December 31, 2010	$7,721	$95,963	$4,633	$53,485	$109,152	$2,977
Year ended December 31, 2009	$6,487	$89,509	$4,256	$46,016	$97,916	$4,004

	Column H Losses and LAE Incurred		Column I	Column J	Column K
	Current Period	Prior Year	Amortization of DPAC	Paid Losses and Adjustment Expenses	Net Written Premiums
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2011	$84,723	$(1,001)	$7,501	$77,549	$142,121
Year ended December 31, 2010	$76,794	$780	$6,487	$70,472	$116,621
Year ended December 31, 2009	$63,602	$(4,836)	$5,908	$56,927	$102,336