Form 10-Q
period 2012-03-31
Eastern Insurance Holdings, Inc.
filed 2012-05-03
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2012,

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to

Commission File Number No. 001-32899

EASTERN INSURANCE HOLDINGS, INC.

Incorporated in Pennsylvania	I.R.S. Employer Identification No. 20-2653793
25 Race Avenue, Lancaster, Pennsylvania 17603-3179 (717) 396-7095

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 2, 2012
Common Stock, No Par Value	8,064,146 (Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31 2012	December 31 2011

ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $131,062; $128,619)	$135,695	$133,422
Convertible bonds, at estimated fair value (amortized cost, $17,233; $16,856)	18,973	17,574
Equity securities, at estimated fair value (cost, $15,849; $16,566)	18,063	17,629
Other long-term investments, at estimated fair value (cost, $8,100; $8,100)	10,539	10,209

Total investments	183,270	178,834

Cash and cash equivalents	50,140	52,448
Accrued investment income	1,012	972
Premiums receivable (net of allowance, $306; $225)	68,749	56,443
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	19,054	15,720
Deferred acquisition costs	9,956	9,206
Deferred income taxes, net	1,683	1,768
Federal income taxes recoverable	—	731
Intangible assets	4,935	5,137
Goodwill	10,752	10,752
Other assets	15,084	13,668

Total assets	$364,635	$345,679

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$107,773	$106,077
Unearned premium reserves	78,563	63,432
Advance premium	182	747
Accounts payable and accrued expenses	15,891	18,892
Ceded reinsurance balances payable	11,840	10,265
Segregated portfolio cell dividend payable	16,206	15,774
Policyholder dividends payable	2,214	2,233
Federal income taxes payable	180	—

Total liabilities	232,849	217,420

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,914,714 and 11,786,014, respectively; outstanding – 8,064,146 and 7,935,446, respectively	—	—
Unearned ESOP compensation	(3,178)	(3,364)
Additional paid in capital	116,475	116,272
Treasury stock, at cost (3,850,568 and 3,850,568 shares, respectively)	(54,109)	(54,109)
Retained earnings	69,268	66,910
Accumulated other comprehensive income, net	3,330	2,550

Total shareholders’ equity	131,786	128,259

Total liabilities and shareholders’ equity	$364,635	$345,679

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012 and 2011

(Unaudited, in thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
REVENUE
Net premiums earned	$36,486	$29,877
Net investment income	950	1,025
Change in equity interest in limited partnerships	330	551
Net realized investment gains	1,691	830
Other revenue	84	183

Total revenue	39,541	32,466

EXPENSES
Losses and loss adjustment expenses incurred	22,915	19,345
Acquisition and other underwriting expenses	5,432	3,418
Other expenses	5,687	5,889
Amortization of intangibles	202	254
Policyholder dividend expense	183	313
Segregated portfolio dividend expense	996	526

Total expenses	35,415	29,745

Income before income taxes	4,126	2,721
Income tax expense	1,204	841

Net income	$2,922	$1,880

Other comprehensive income:
Unrealized holding gains arising during period, net of tax of $492 and $265	914	492
Amortization of unrecognized benefit plan amounts, net of tax of $3 and $1	4	2
Less: Reclassification adjustment for gains included in net income, net of tax of $71 and $129	138	240

Other comprehensive income	780	254

Comprehensive income	$3,702	$2,134

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Earnings per share (See Note 3):
Basic earnings per share	$0.38	$0.22
Diluted earnings per share	$0.37	$0.22
Cash dividends per share	$0.07	$0.07

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2012 and 2011

(Unaudited, in thousands, except share data)

	Outstanding Shares		Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other	Total
	Series A Preferred Stock	Common Capital Stock						Comprehensive Income, Net of Tax
Balance, January 1, 2012	—	7,935,446	—	$(3,364)	$116,272	$(54,109)	$66,910	$2,550	$128,259
ESOP shares released	—	—	—	186	80	—	—	—	266
Equity awards	—	128,700	—	—	120	—	—	—	120
Income taxes related to equity awards	—	—	—	—	3	—	—	—	3
Shareholder dividend	—	—	—	—	—	—	(564)	—	(564)
Net income	—	—	—	—	—	—	2,922	—	2,922
Other comprehensive income, net of tax	—	—	—	—	—	—	—	780	780

Balance, March 31, 2012	—	8,064,146	—	$(3,178)	$116,475	$(54,109)	$69,268	$3,330	$131,786

	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Total
Balance, January 1, 2011	—	8,964,344	—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711
ESOP shares released	—	—	—	184	29	—	—	—	213
Equity awards	—	—	—	—	370	—	—	—	370
Income taxes related to equity awards	—	—	—	—	(16)	—	—	—	(16)
Repurchase of common stock	—	(519,233)	—	—	—	(6,533)	—	—	(6,533)
Shareholder dividend	—	—	—	—	—	—	(603)	—	(603)
Net income	—	—	—	—	—	—	1,880	—	1,880
Other comprehensive income, net of tax	—	—	—	—	—	—	—	254	254

Balance, March 31, 2011	—	8,445,111	—	$(3,927)	$114,855	$(47,368)	$62,641	$4,075	$130,276

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$2,922	$1,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	159
Amortization of bond premium/discount	264	85
Net realized investment gains	(1,691)	(914)
Change in equity interest in limited partnerships	(330)	(551)
Deferred tax (benefit) expense	(212)	24
Stock compensation	386	583
Intangible asset amortization	202	254
Changes in assets and liabilities:
Accrued investment income	(40)	52
Premiums receivable	(12,306)	(10,224)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(3,334)	(712)
Deferred acquisition costs	(750)	(1,431)
Other assets	(1,408)	(1,923)
Reserves for unpaid losses and loss adjustment expenses	1,696	2,803
Unearned and advance premium	14,566	13,163
Ceded reinsurance balances payable	1,575	1,829
Accounts payable and accrued expenses	(2,994)	(465)
Segregated portfolio cell dividend payable	534	(106)
Policyholder dividends payable	(19)	43
Federal income taxes recoverable/payable	911	835

Net cash provided by operating activities	163	5,384

Cash flows from investing activities:
Purchase of fixed income securities	(11,631)	(6,532)
Purchase of equity securities	(3,881)	(2,908)
Proceeds from sale of fixed income securities	4,857	8,917
Proceeds from maturities/calls of fixed income securities	3,921	4,045
Proceeds from sale of equity securities	5,023	162
Purchase of equipment, net	(199)	(175)

Net cash (used in) provided by investing activities	(1,910)	3,509

Cash flows from financing activities:
Repurchase of common stock	—	(6,533)
Shareholder dividend	(564)	(603)
Income taxes related to equity awards	3	(16)

Net cash used in financing activities	(561)	(7,152)

Net (decrease) increase in cash and cash equivalents	(2,308)	1,741
Cash and cash equivalents, beginning of period	52,448	45,855

Cash and cash equivalents, end of period	$50,140	$47,596

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair statement of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 12, 2012.

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. ASU 2011-05 was effective for public entities as of the beginning of a fiscal year that began after December 15, 2011 (including interim periods) and is effective for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. Early adoption was permitted and retrospective application is required. The Company adopted ASU 2011-05 effective January 1, 2012. The Company presents comprehensive income in the consolidated statement of operations and comprehensive income; therefore, the adoption of ASU 2011-05 did not change the Company’s presentation of comprehensive income.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption was permitted, but not required. The Company adopted ASU 2010-26 effective January 1, 2012 and applied it prospectively. As a result of adoption, the Company expensed underwriting salaries totaling approximately $726,000 ($472,000 net of tax) that would have been capitalized under the previous accounting guidance to give effect to unsuccessful acquisition or renewal activities. The adoption of ASU 2012-26 increased the Company’s consolidated expense ratio by 2.0 percentage points for the three months ended March 31, 2012. If the new accounting guidance had been adopted effective January 1, 2011, the Company would have recognized additional expense related to underwriting salaries totaling $499,000 ($324,000 net of tax) for the three months ended March 31, 2011, which would have increased the Company’s consolidated expense ratio by 1.7 percentage points.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period. For the three months ended March 31, 2012 and 2011, there were 1,230,026 and 955,452 equity awards, respectively, that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive.

Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except share and per share data):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net income for basic and diluted earnings per share	$2,922	$1,880

Less: Dividends declared – common and unvested restricted share units	(564)	(603)

Undistributed earnings	2,358	1,277

Percent allocated to common shareholders	98.2%	99.3%

	2,316	1,268

Add: Dividends declared – common shares	554	599

	$2,870	$1,867

Denominator for basic earnings per share	7,603,017	8,334,511

Effect of dilutive securities	126,471	96,944

Denominator for diluted earnings per common share	7,729,488	8,431,455

Basic earnings per share	$0.38	$0.22
Diluted earnings per share	$0.37	$0.22
Cash dividends per share	$0.07	$0.07

4. Stock-Based Compensation

On February 24, 2012, the Company granted non-qualified stock options and restricted stock awards to certain employees and directors. Stock options and restricted stock awards granted totaled 218,500 and 128,700, respectively, and were issued under the Company’s 2006 Stock Incentive Plan. The closing price of the Company’s common stock on the grant date was $14.45. The terms of the stock options and restricted stock are consistent with prior grants issued by the Company.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheets as of March 31, 2012 and December 31, 2011:

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

Level 2 – Represents financial assets whose fair value is determined based upon: quoted market prices for similar assets in active markets; quoted market prices for identical assets in inactive markets; inputs other than quoted market prices that are observable for the asset such as interest rates or yield curves; or other inputs derived principally from or corroborated from other observable market information. An example of a Level 2 input utilized to measure fair value, specifically for the Company’s fixed income portfolio, is “matrix pricing.” “Matrix pricing” relies on observable inputs from active markets other than quoted market prices including, but not limited to, benchmark securities and yields, latest reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and other relevant reference data to determine fair value. “Matrix pricing” is used to measure the fair value of fixed income securities where obtaining individual quoted market prices is impractical. The Company considers U.S. Government agencies, municipal bonds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, asset-backed securities, and convertible bonds as Level 2 assets.

Level 3 – Represents financial assets whose fair value is determined based upon inputs that are unobservable, including the Company’s own determinations of the assumptions that a market participant would use in pricing the asset.

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of March 31, 2012 (unaudited) and December 31, 2011, excluding the segregated portfolio cell reinsurance segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	3/31/12	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$17,462	$11,008	$6,454	$—
States, municipalities, and political subdivisions	46,101	—	46,101	—
Corporate securities	18,261	—	18,261	—
Residential mortgage-backed securities	21,144	—	21,144	—
Commercial mortgage-backed securities	171	—	171	—
Collateralized mortgage obligations	7,363	—	7,363	—
Other structured securities	1,027	—	1,027	—
Convertible bonds	18,973	—	18,973	—
Equity securities – available for sale	14,215	14,215	—	—

Total	$144,717	$25,223	$119,494	$—

		Fair Value Measurements at Reporting Date Using
	12/31/11	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$16,143	$9,676	$6,467	$—
States, municipalities, and political subdivisions	42,316	—	42,316	—
Corporate securities	21,509	—	21,509	—
Residential mortgage-backed securities	22,360	—	22,360	—
Commercial mortgage-backed securities	206	—	206	—
Collateralized mortgage obligations	5,876	—	5,876	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	17,574	—	17,574	—
Equity securities – available for sale	12,939	12,939	—	—

Total	$139,946	$22,615	$117,331	$—

There were no transfers between Level 1 and Level 2 securities for the three months ended March 31, 2012.

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company did not adjust security prices during the three months ended March 31, 2012 and 2011. Management has controls in place to validate the reasonableness of fair values provided by the independent pricing service, including testing the fair value of a sample of securities on a quarterly basis by comparing fair values from different pricing sources. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities.

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

Other long-term investments include the Company’s interest in various limited partnerships, including a low volatility multi-strategy fund of funds, a natural resource limited partnership, a structured finance opportunity fund, and an open-ended investment fund. The Company records its investment in the limited partnerships using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnerships’ net asset value. Changes in the Company’s investments are based on statements received directly from the limited partnership and/or the limited partnership’s administrator. The estimated fair values of the underlying investments in the limited partnerships may be based on Level 1, Level 2, or Level 3 inputs, or a combination thereof.

As of March 31, 2012 (unaudited) and December 31, 2011, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	3/31/12	12/31/11
Multi-strategy fund of funds	$5,722	$5,578
Natural resources	1,263	1,262
Structured finance opportunity fund	2,910	2,769
Open-ended investment fund	644	600

Total	$10,539	$10,209

The activity in the Company’s limited partnership investments for the three months ended March 31, 2012 and 2011 was as follows (unaudited, in thousands):

	3/31/12	3/31/11
Balance, beginning of period	$10,209	$11,435
Contributions	—	—
Withdrawals	—	—
Change in interest	330	551

Balance, end of period	$10,539	$11,986

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

6. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of March 31, 2012 (unaudited) and December 31, 2011 (in thousands):

March 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$16,937	$537	$(12)	$17,462
States, municipalities, and political subdivisions	43,728	2,409	(36)	46,101
Corporate securities	41,759	700	(32)	42,427
Residential mortgage-backed securities	20,278	869	(3)	21,144
Commercial mortgage-backed securities	152	19	—	171
Collateralized mortgage obligations	7,205	166	(8)	7,363
Other structured securities	1,003	24	—	1,027

Total fixed income securities	131,062	4,724	(91)	135,695
Equity securities	15,849	2,296	(82)	18,063

Total fixed income and equity securities	$146,911	$7,020	$(173)	$153,758

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$15,524	$619	$—	$16,143
States, municipalities, and political subdivisions	39,904	2,416	(4)	42,316
Corporate securities	44,748	752	(2)	45,498
Residential mortgage-backed securities	21,499	861	—	22,360
Commercial mortgage-backed securities	187	19	—	206
Collateralized mortgage obligations	5,753	134	(11)	5,876
Other structured securities	1,004	19	—	1,023

Total fixed income securities	128,619	4,820	(17)	133,422
Equity securities	16,566	1,546	(483)	17,629

Total fixed income and equity securities	$145,185	$6,366	$(500)	$151,051

Corporate securities include an investment in a fixed income mutual fund, held by the segregated portfolio cell reinsurance segment, with a cost and estimated fair value of $24,110 and $24,166, respectively, as of March 31, 2012, and $23,991 and $23,989, respectively, as of December 31, 2011. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include other asset-backed securities collateralized by auto loan receivables, equipment and manufactured homes.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of March 31, 2012 (unaudited) and December 31, 2011 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasuries and government agencies	$2,654	$(12)	$—	$—	$2,654	$(12)
States, municipalities, and political subdivisions	2,958	(36)	—	—	2,958	(36)
Corporate securities	1,835	(32)	—	—	1,835	(32)
Residential mortgage-backed securities	357	(3)	—	—	357	(3)
Collateralized mortgage obligations	865	(8)	—	—	865	(8)

Total fixed income securities	8,669	(91)	—	—	8,669	(91)
Equity securities	944	(82)	—	—	944	(82)

Total fixed income and equity securities	$9,613	$(173)	$—	$—	$9,613	$(173)

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
States, municipalities, and political subdivisions	$1,604	$(4)	$—	$—	$1,604	$(4)
Collateralized mortgage obligations	375	(11)	—	—	375	(11)

Total fixed income securities	1,979	(15)	—	—	1,979	(15)
Equity Securities	3,302	(374)	—	—	3,302	(374)

Total fixed income and equity securities	$5,281	$(389)	$—	$—	$5,281	$(389)

Note: The Company has excluded the segregated portfolio cell reinsurance segment’s gross unrealized losses from the above tables because changes in the estimated fair value of the segregated portfolio cell reinsurance segment’s fixed income and equity securities inures to the segregated portfolio cell dividend participant and, accordingly, is included in the segregated portfolio cell dividend payable and the related segregated portfolio dividend expense in the Company’s consolidated balance sheets and consolidated statement of operations, respectively. Management believes the exclusion of the segregated portfolio cell reinsurance segment from this disclosure provides a more transparent understanding of gross unrealized losses in the Company’s fixed income and equity security portfolios that could impact its consolidated financial position or results of operations.

As of March 31, 2012, the Company held 30 fixed income securities with gross unrealized losses totaling $91. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of March 31, 2012.

As of March 31, 2012, the Company held 2 equity securities with gross unrealized losses totaling $82. These securities have been in an unrealized loss position for less than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of March 31, 2012.

There were no other-than-temporary impairments for the three months ended March 31, 2012 and 2011.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three months ended March 31, 2012 and 2011 (unaudited, in thousands):

	2012	2011
Balance, beginning of period	$106,077	$95,963
Reinsurance recoverables on unpaid losses and LAE	11,805	7,864

Net balance, beginning of period	94,272	88,099
Incurred related to:
Current year	22,507	19,459
Prior year	408	(114)

Total incurred	22,915	19,345
Paid related to:
Current year	3,226	2,822
Prior year	19,873	14,918

Total paid	23,099	17,740

Net balance, end of period	94,088	89,704
Reinsurance recoverables on unpaid losses and LAE	13,685	9,062

Balance, end of period	$107,773	$98,766

Incurred losses by segment were as follows for the three months ended March 31, 2012 and 2011, respectively (unaudited, in thousands):

March 31, 2012	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$18,849	$4,921	$23,770
Current period discount	(1,052)	(211)	(1,263)
Prior year, gross of discount	—	(566)	(566)
Accretion of prior period discount	769	205	974

Total incurred	$18,566	$4,349	$22,915

March 31, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$15,985	$4,382	$20,367
Current period discount	(680)	(228)	(908)
Prior year, gross of discount	—	(699)	(699)
Accretion of prior period discount	337	248	585

Total incurred	$15,642	$3,703	$19,345

The Company’s results of operations include favorable development in its segregated portfolio cell reinsurance segment of $566 for the three months ended March 31, 2012, compared to favorable development of $699 for the same period in 2011. The favorable development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and incurred but not reported (“IBNR”) reserves.

8. Segment Information

The Company currently operates in three business segments.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.

Segregated Portfolio Cell Reinsurance

The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance and corporate/other segments totaling approximately $1,956 and $1,661 for the three months ended March 31, 2012 and 2011, respectively.

The Company is a preferred shareholder in certain of the segregated portfolio cells. For those segregated portfolio cells in which the Company participates, the Company shares in the operating and investment results of those cells and recognizes its share of the segregated portfolio dividend in the consolidated statements of operations and comprehensive income. The Company’s share of the segregated portfolio dividend totaled $289 and $269 for the three months ended March 31, 2012 and 2011, respectively, and is included in the corporate/other segment.

Corporate/Other

The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income. The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of March 31, 2012. The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the contract for its 10% interest in SprinklerPro on a run-off basis effective April 1, 2009.

The following table represents the segment results for the three months ended March 31, 2012 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$28,996	$7,490	$—	$36,486
Net investment income	798	88	64	950
Change in equity interest in limited partnerships	259	—	71	330
Net realized investment gains	1,204	460	27	1,691
Other revenue	—	—	84	84

Total revenue	31,257	8,038	246	39,541

Expenses:
Losses and LAE incurred	18,566	4,349	—	22,915
Acquisition and other underwriting expenses	3,266	2,292	(126)	5,432
Other expenses	4,559	98	1,030	5,687
Amortization of intangibles	—	—	202	202
Policyholder dividend expense	169	14	—	183
Segregated portfolio dividend expense	—	1,285	(289)	996

Total expenses	26,560	8,038	817	35,415

Income (loss) before income taxes	4,697	—	(571)	4,126
Income tax expense (benefit)	1,549	—	(345)	1,204

Net income (loss)	$3,148	$—	$(226)	$2,922

Total assets	$323,420	$66,342	$(25,127)	$364,635

The following table represents the segment results for the three months ended March 31, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$23,582	$6,295	$—	$29,877
Net investment income	877	109	39	1,025
Change in equity interest in limited partnerships	468	—	83	551
Net realized investment gains	760	37	33	830
Other revenue	—	—	183	183

Total revenue	25,687	6,441	338	32,466

Expenses:
Losses and LAE incurred	15,642	3,703	—	19,345
Acquisition and other underwriting expenses	2,108	1,874	(564)	3,418
Other expenses	3,697	64	2,128	5,889
Amortization of intangibles	—	—	254	254
Policyholder dividend expense	308	5	—	313
Segregated portfolio dividend expense	—	795	(269)	526

Total expenses	21,755	6,441	1,549	29,745

Income (loss) before income taxes	3,932	—	(1,211)	2,721
Income tax expense (benefit)	1,276	—	(435)	841

Net income (loss)	$2,656	$—	$(776)	$1,880

Total assets	$291,193	$60,239	$(15,796)	$335,636

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

AIG Arbitration Update

The arbitration proceedings initiated by the Company against AIG Companies are on-going and there has been no further action during the first quarter of 2012 related to the arbitration process.

During the first quarter of 2012, the Company received quarterly claims data from AIG Companies that reflected unfavorable claim development under the reinsurance treaties. The Company is unable to substantiate the reliability of the claims data reported by AIG Companies and, as a result, has not adjusted its consolidated financial statements for the amounts reported by AIG Companies. The Company continues to believe it has adequately reserved the claims at issue and that it is entitled to audit the books and records of AIG Companies to examine the bases of certain paid losses and loss reserves ceded by AIG Companies to the Company. It is reasonably possible that the final outcome of the arbitration could go against the Company, which could result in a material, adverse effect on the Company’s results of operations and financial condition.

10. Subsequent Events

Management performed an evaluation of subsequent events and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of Eastern Insurance Holdings, Inc. (the “Company”) and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. You should carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 12, 2012.

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

•	the effects of mergers, acquisitions and dispositions;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	changes in the underwriting criteria that we use resulting from competitive pressures;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported earnings that could result from the adoption of future accounting standards issued by the FASB or other standard setting bodies;

•	our inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results including, without limitation, the AIG Arbitration; and

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

Overview

The Company reported net income of $2.9 million for the three months ended March 31, 2012, compared to net income of $1.9 million for the same period in 2011. The improvement in the Company’s financial results primarily reflects an increase in net premiums earned, a reduction in the combined ratio and an increase in net realized investment gains, partially offset by a change in accounting for deferred acquisition costs.

The consolidated combined ratio was 94.3% for the three months ended March 31, 2012, compared to a combined ratio of 97.8% for the same period in 2011. The decrease in the combined ratio primarily reflects growth in net premiums earned, the impact of audit premium and a reduction in the calendar period loss ratio. The increase in net premiums earned primarily reflects new business writings, renewal rate increases, and an increase in audit premium. For the three months ended March 31, 2012, the Company recognized additional audit premium from customers totaling $884,000, compared to audit premium returned to customers of $134,000 for the same period in 2011. The calendar period loss ratio decreased from 64.7% in 2011 to 62.8% in 2012, which primarily reflects the impact of the increase in audit premium.

The increase in net realized investment gains primarily reflects an increase in the estimated fair value of the Company’s convertible bond portfolio and gains recognized on the sale of equity securities in the segregated portfolio cell reinsurance segment.

Effective January 1, 2012, the Company adopted ASU 2010-26, which resulted in a decrease in the amount of underwriting salaries capitalized and deferred over the life of the underlying workers’ compensation insurance policies. The change in accounting resulted in the Company expensing underwriting salaries of approximately $726,000 ($472,000 net of tax) that would have been capitalized and deferred prior to the adoption of ASU 2010-26.

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

Net premiums earned. Net premiums earned are the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the insured’s records is conducted after policy expiration, to make a final determination of applicable premiums. Included with net premiums earned is an estimate for earned but unbilled (“EBUB”) premiums. The Company can estimate EBUB premiums because it keeps track, by policy, of how much additional premium is billed in final audit invoices to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date.

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

The Company’s expenses consist primarily of losses and LAE, acquisition and other underwriting expenses, other expenses, policyholder dividends, and income taxes:

Losses and LAE. Losses and LAE represent the largest expense item and include: (1) claim payments made, (2) estimates for future claim payments and changes in those estimates for prior periods, and (3) costs associated with investigating, defending and adjusting claims.

Acquisition and other underwriting expenses. In the workers’ compensation insurance segment, expenses incurred to underwrite risks are referred to as acquisition and other underwriting expenses, which consist of commissions, premium taxes, assessments and fees and other underwriting expenses incurred in acquiring, writing and administering the Company’s business. In the segregated portfolio cell reinsurance segment, acquisition and other underwriting expenses consist of ceding commissions incurred under the respective reinsurance agreements. Ceding commissions received in the workers’ compensation insurance segment are netted against acquisition and other underwriting expenses.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation and segregated portfolio cell reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves is an imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of March 31, 2012, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation insurance reserves, using a discount rate of approximately 3.0%. As of March 31, 2012 and December 31, 2011, the Company’s reserves for unpaid losses and LAE were reduced by $6.0 million and $5.7 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and corporate/other segments as of March 31, 2012 (unaudited) and December 31, 2011 are summarized below (in thousands):

March 31, 2012	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/Other	Total
Case/tabular reserves	$41,092	$8,989	$—	$50,081
Case incurred development, IBNR, and unallocated LAE reserves	36,151	13,676	206	50,033
Amount of discount	(4,810)	(1,216)	—	(6,026)

Net reserves	72,433	21,449	206	94,088
Reinsurance recoverables on unpaid losses and LAE	9,277	4,408	—	13,685

Reserves for unpaid losses and LAE	$81,710	$25,857	$206	$107,773

December 31, 2011	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/Other	Total
Case/tabular reserves	$39,380	$10,229	$—	$49,609
Case incurred development, IBNR, and unallocated LAE reserves	37,249	12,931	206	50,386
Amount of discount	(4,527)	(1,196)	—	(5,723)

Net reserves	72,102	21,964	206	94,272
Reinsurance recoverables on unpaid losses and LAE	9,007	2,798	—	11,805

Reserves for unpaid losses and LAE	$81,109	$24,762	$206	$106,077

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at estimated fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than- temporary,” such investment is written down to its fair value at the balance sheet date. The amount written down is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss). Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the three months ended March 31, 2012, the Company did not record any other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $0 and $1,000 for the three months ended March 31, 2012 and 2011, respectively.

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

There were no other-than-temporary impairments related to the Company’s equity security portfolio for the three months ended March 31, 2012 or 2011.

As of March 31, 2012, the Company held equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $82,000, none of which were in an unrealized loss position for more than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of March 31, 2012. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

There were no other-than-temporary impairments related to the Company’s fixed income security portfolio for the three months ended March 31, 2012 or 2011.

As of March 31, 2012, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $91,000, none of which were in an unrealized loss position for more than twelve months. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of March 31, 2012. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

There were no other-than-temporary impairments related to the Company’s limited partnership investments for the three months ended March 31, 2012 or 2011.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of March 31, 2012 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30. The Company adopted Accounting Standards Update No. 2011-08 (“ASU 2011-08”), “Testing Goodwill for Impairment”, effective September 30, 2011. Under ASU 2011-08, the Company assessed certain qualitative factors to determine if it was more likely than not that the fair value of the workers’ compensation insurance segment was less than its carrying amount. As a result of this assessment, it was determined that it was not more likely than not that fair value of the workers’ compensation insurance segment was less than its carrying amount; therefore, the performance of the two-step impairment test was not required.

We did not evaluate goodwill for impairment as of March 31, 2012 as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2011.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of March 31, 2012, the Company recorded a net deferred tax asset of $1.7 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of March 31, 2012, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $11,136 as of March 31, 2012. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of March 31, 2012.

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. ASU 2011-05 was effective for public entities as of the beginning of a fiscal year that began after December 15, 2011 (including interim periods) and is effective for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. Early adoption was permitted and retrospective application is required. The Company adopted ASU 2011-05 effective January 1, 2012. The Company presents comprehensive income in the consolidated statement of operations and comprehensive income; therefore, the adoption of ASU 2011-05 did not change the Company’s presentation of comprehensive income.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption was permitted, but not required. The Company adopted ASU 2010-26 effective January 1, 2012 and applied it prospectively. As a result of adoption, the Company expensed underwriting salaries totaling approximately $726,000 ($472,000 net of tax) that would have been capitalized under the previous accounting guidance to give effect to unsuccessful acquisition or renewal activities. The adoption of ASU 2012-26 increased the Company’s consolidated expense ratio by 2.0 percentage points for the three months ended March 31, 2012. If the new accounting guidance had been adopted effective January 1, 2011, the Company would have recognized additional expense related to underwriting salaries totaling $499,000 ($324,000 net of tax) for the three months ended March 31, 2011, which would have increased the Company’s consolidated expense ratio by 1.7 percentage points.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended March 31, 2012 and 2011 (unaudited, in thousands):

	2012	2011
Net premiums written	$51,617	$43,348

Net premiums earned	$36,486	$29,877
Net investment income	950	1,025
Change in equity interest in limited partnerships	330	551
Net realized investment gains	1,691	830
Other revenue	84	183

Consolidated revenue	$39,541	$32,466

The increase in consolidated revenue primarily reflects the increase in net premiums written and net realized investment gains, partially offset by a decrease in net investment income, the change in equity interest in limited partnerships and other revenue.

The components of consolidated net income, by segment, for the three months ended March 31, 2012 and 2011 were as follows (unaudited, in thousands):

	2012	2011
Workers’ compensation insurance	$3,148	$2,656
Segregated portfolio cell reinsurance	—	—
Corporate/other	(226)	(776)

Consolidated net income	$2,922	$1,880

The increase in consolidated net income primarily reflects the decrease in the workers’ compensation insurance loss ratio and an increase in net realized investment gains in the workers’ compensation insurance segment, and a decrease in stock compensation expense in the corporate/other segment. The decrease in stock compensation expense primarily reflects the full vesting of stock options and restricted stock granted to employees and directors in January 2007, partially offset by stock compensation expense related to the stock options and restricted stock granted in February 2012.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended March 31, 2012 and 2011 (unaudited, in thousands):

	2012	2011
Revenue:
Direct premiums written	$55,659	$46,601
Reinsurance premiums assumed	535	332
Ceded premiums written	(16,757)	(13,967)

Net premiums written	39,437	32,966
Change in unearned premiums	(10,441)	(9,384)

Net premiums earned	28,996	23,582
Net investment income	798	877
Change in equity interest in limited partnerships	259	468
Net realized investment gains	1,204	760

Total revenue	$31,257	$25,687

Expenses:
Losses and LAE incurred	$18,566	$15,642
Acquisition and other underwriting expenses	3,266	2,108
Other expenses	4,559	3,697
Policyholder dividend expense	169	308

Total expenses	26,560	21,755

Income before income taxes	4,697	3,932
Income tax expense	1,549	1,276

Net income	$3,148	$2,656

The workers’ compensation insurance ratios were as follows for the three months ended March 31, 2012 and 2011:

	2012	2011
Loss and LAE ratio	64.0%	66.3%
Expense ratio	27.0%	24.6%
Policyholder dividend expense ratio	0.6%	1.3%

Combined ratio	91.6%	92.2%

Premiums

The increase in direct premiums written primarily reflects new business sales of $10.6 million, renewal rate increases of 4.0%, and an increase in audit premium, partially offset by a decline in the renewal retention rate from 2011 to 2012. The renewal retention rate decreased from 90.4% in 2011 to 84.7% in 2012. For the three months ended March 31, 2012, the Company recognized additional audit premium from customers totaling $884,000 in the aggregate related to its traditional and alternative market books of business, compared to audit premium returned to customers of $134,000 for the same period in 2011. The Company recognized additional audit premium from customers of $1.1 million related to its traditional book of business for the three months ended March 31, 2012, compared to additional audit premium of $272,000 for the same period in 2011.

Net Investment Income

The decrease in net investment income primarily reflects a decrease in the average yield on the fixed income portfolio. The average yield was 2.97% as of March 31, 2012, compared to 3.34% as of March 31, 2011.

Net Realized Investment Gains

The increase in net realized investment gains primarily reflects an increase in the estimated fair value of the Company’s convertible bond portfolio. The estimated fair value of the convertible bond portfolio increased $1.0 million for the three months ended March 31, 2012, compared to $421,000 for the same period in 2011.

Losses and LAE

The decrease in the calendar period loss and LAE ratio primarily reflects the impact of audit premium. Audit premium reduced the 2012 loss and LAE ratio by 2.5 percentage points, compared to a reduction of 0.8 percentage points in 2011. There was no prior year reserve development recognized in 2012 or 2011.

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio increased from 8.9% in 2011 to 11.3% in 2012. The increase primarily reflects the change in accounting for deferred acquisition costs, which increased the expense ratio for the three months ended March 31, 2012 by 2.5 percentage points.

The other expense ratio remained consistent at 15.7% from 2011 to 2012.

Policyholder Dividends

The increase in the policyholder dividend expense primarily reflects the loss experience of underlying policies related to policies with a 2012 and 2011 policy effective date, partially offset by a decrease in expense related to policies with a 2010 policy effective date. For the three months ended March 31, 2012 and 2011, 8.8% and 10.6%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three months ended March 31, 2012 and 2011 was 33.0% and 32.5%, respectively. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended March 31, 2012 and 2011 (unaudited, in thousands):

	2012	2011
Revenue:
Reinsurance premiums assumed	$13,190	$11,244
Ceded premiums written	(1,010)	(862)

Net premiums written	12,180	10,382
Change in unearned premiums	(4,690)	(4,087)

Net premiums earned	7,490	6,295
Net investment income	88	109
Net realized investment gains	460	37

Total revenue	$8,038	$6,441

Expenses:
Losses and LAE incurred	$4,349	$3,703
Acquisition and other underwriting expenses	2,292	1,874
Other expenses	98	64
Policyholder dividend expense	14	5
Segregated portfolio dividend expense (1)	1,285	795

Total expenses	8,038	6,441

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE, acquisition and other underwriting expenses, other expenses, and policyholder dividend expense is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended March 31, 2012 and 2011:

	2012	2011
Loss and LAE ratio	58.1%	58.8%
Expense ratio	31.9%	30.8%
Policyholder dividend expense ratio	0.2%	0.1%

Combined ratio	90.2%	89.7%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business sales of $1.4 million, renewal rate increases of 4.2%, an improvement in audit premium, and an increase in the renewal retention rate from 2011 to 2012. The renewal retention rate increased from 91.6% in 2011 to 94.4% in 2012. For the three months ended March 31, 2012, the Company returned premium to customers totaling $195,000, compared to return premium of $406,000 for the same period in 2011.

Net Investment Income

The decrease in net investment income primarily reflects the sale of the segregated cells’ fixed income securities and reinvestment of the proceeds into a fixed income mutual fund during the fourth quarter of 2011. The fixed income mutual fund invests in high grade U.S. Dollar fixed income securities with maturities not exceeding five years.

Net Realized Investment Gains

The increase in net realized investment gains primarily reflects the sale of the segregated cells’ equity securities and reinvestment of the proceeds into various equity mutual funds during the first quarter of 2012.

Losses and LAE

The decrease in the calendar period loss and LAE ratio primarily reflects a decrease in the accident period loss ratio and the impact of audit premium, partially offset by decrease in favorable loss reserve development on prior accident periods. Audit premium increased the 2012 loss and LAE ratio by 1.5 percentage points, compared to an increase of 3.5 percentage points in 2011. The accident period loss ratio was 65.6% and 69.9% for the three months ended March 31, 2012 and 2011, respectively. Favorable loss reserve development totaled $566,000 and $699,000 for the three months ended March 31, 2012 and 2011, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three months ended March 31, 2012 and 2011.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the three months ended March 31, 2012 and 2011 (unaudited, in thousands):

	3/31/12	3/31/11
Revenue:
Net investment income	$64	$39
Change in equity interest in limited partnerships	71	83
Net realized investment gains	27	33
Other revenue	84	183

Total revenue	$246	$338

Expenses:
Acquisition and other underwriting expenses	$(126)	$(564)
Other expenses	1,030	2,128
Amortization of intangibles	202	254
Segregated portfolio dividend expense	(289)	(269)

Total expenses	$817	$1,549

Loss before income taxes	(571)	(1,211)
Income tax benefit	(345)	(435)

Net loss	$(226)	$(776)

Revenue

The decrease in revenue primarily reflects the loss of a large third party administration customer in the first quarter of 2011.

Expenses

The decrease in expenses primarily reflects a change in the Company’s internal organizational structure and a decrease in stock compensation expense. Effective January 1, 2012, expenses related to the Company’s executive officers are included in the workers’ compensation insurance segment. Executive expenses included in the corporate/other segment for the three months ended March 31, 2011 totaled approximately $660,000. Stock compensation expense totaled $386,000 for the three months ended March 31, 2012, compared to $583,000 for the same period in 2011.

Income Tax Benefit

The effective tax rate was 60.4% for the three months ended March 31, 2012, compared to 35.9% for the same period in 2011. The increase in the income tax benefit from 2011 to 2012 primarily relates to the Company’s outside basis difference in its foreign operations.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $364.6 million at March 31, 2012, compared to $345.7 million at December 31, 2011. The increase in consolidated assets primarily reflects an increase in investments, premiums receivable, reinsurance recoverables, and other assets, partially offset by a decrease in cash and cash equivalents and federal income taxes recoverable. The increase in investments primarily reflects the increase in the estimated fair value of the Company’s convertible bond and equity securities and the purchase of fixed income securities. Premiums receivable are higher as of March 31 as a result of the high volume of workers’ compensation business with a January 1 effective date. The increase in reinsurance recoverables primarily reflects amounts due from reinsurers related to two large claims in the segregated portfolio cell reinsurance segment. The increase in other assets primarily reflects an increase in prepaid reinsurance premiums and deductibles receivable. The increase in prepaid reinsurance premiums reflects January 1 renewals, while the increase in the deductible receivable reflects the timing of claims paid on deductible policies that are due from insureds. The decrease in cash primarily reflects the settlement of a large number of outstanding claims during the first quarter of 2012, the purchase of investments and the payment of the first quarter shareholder dividend. The decrease in the federal income tax recoverable primarily reflects the estimated tax liability based on the Company’s results of operations for the three months ended March 31, 2012.

Consolidated liabilities totaled $232.8 million at March 31, 2012, compared to $217.4 million at December 31, 2011. The increase in consolidated liabilities primarily reflects an increase in loss and LAE reserves, unearned premiums and ceded reinsurance balances payable, partially offset by a decrease in advance premium and accounts payable and accrued expenses. The increase in loss and LAE reserves primarily reflects the increase in net premiums earned, partially offset by the claim settlements noted above. Unearned premiums and ceded reinsurance balances payable are higher as of March 31 as a result of the high volume of workers’ compensation business with a January 1 effective date. The decrease in advance premium primarily reflects the timing of premium receipts prior to the policy effective date, which is typically higher at December 31 due to the volume of January 1 policy renewals. The decrease in accounts payable and accrued expenses primarily reflects the payment of the 2010 Pennsylvania employer assessment, 2011 premium tax liabilities, and 2011 employee bonuses in the first quarter of 2012.

Consolidated equity totaled $131.8 million at March 31, 2012, compared to $128.3 million at December 31, 2011. The increase in consolidated equity primarily reflects net income for the three months ended March 31, 2012 and an increase in the estimated fair value of the Company’s equity securities, partially offset by the first quarter 2012 shareholder dividend.

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

The Company has a $10.0 million revolving line of credit available to provide additional liquidity if needed. The line of credit matures on May 2, 2013 and may be renewed annually for additional periods expiring on May 1 at the lender’s discretion. Outstanding balances under the line of credit bear interest at an adjustable monthly rate equal to LIBOR plus 2.0% per annum. There were no outstanding balances under the line of credit as of March 31, 2012.

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

CASH FLOWS

Cash flows for the three months ended March 31, 2012 and 2011 were as follows (unaudited, in thousands):

	2012	2011
Cash flows provided by operating activities	$163	$5,384
Cash flows (used in) provided by investing activities	(1,910)	3,509
Cash flows used in financing activities	(561)	(7,152)

Net (decrease) increase in cash and cash equivalents	$(2,308)	$1,741

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

The decrease in cash provided by operating activities from 2011 to 2012 primarily reflects the settlement of a large number of outstanding claims and the payment of 2011 employee bonuses during the first quarter of 2012, partially offset by an increase in net premiums written.

The increase in cash used in investing activities from 2011 to 2012 primarily reflects the liquidation of investments at EIHI to fund the Company’s repurchase of its common stock during the first quarter of 2011. The increase in cash used to purchase fixed income securities primarily reflects purchases in the workers’ compensation insurance segment. The increase in proceeds from the sale of equity securities primarily reflects the sale of equity securities in the segregated portfolio reinsurance segment.

The decrease in cash flows used in financing activities primarily reflects a decrease in stock repurchases. The Company did not repurchase any of its common stock in 2012, compared to repurchases totaling $6.5 million in 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2012, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolio. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities.

There have been no material changes in the Company’s market risk since December 31, 2011. Additional disclosures related to the Company’s market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer, the Executive Vice President, Treasurer and Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer, the Executive Vice President, Treasurer and Chief Financial Officer and the Vice President of Finance have concluded that, as of the end of such period, these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As of March 31, 2012, the Company has repurchased 3,850,568 shares of its common stock. Under the current plan, authorized by the Company’s Board of Directors, the Company may repurchase up to an additional 1,086,567 shares. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

There were no purchases of our common stock during the three months ended March 31, 2012. The following table presents information with respect to those purchases of our common stock made during the three months ended March 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
January 1-31, 2011	129,110	$12.34	129,110	988,506
February 1-28, 2011	31,976	$13.02	31,976	956,530
March 1-31, 2011	358,147	$12.57	358,147	598,383

Total	519,233	$12.54	519,233

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: May 3, 2012	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: May 3, 2012	By:	/S/ KEVIN M. SHOOK
Kevin M. Shook,
Executive Vice President, Treasurer and Chief Financial Officer