Form 10-Q
period 2012-06-30
Eastern Insurance Holdings, Inc.
filed 2012-08-02
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2012,

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Transition Period from              to

Commission File Number No. 001-32899

EASTERN INSURANCE HOLDINGS, INC.

Incorporated in Pennsylvania	I.R.S. Employer Identification No. 20-2653793
25 Race Avenue, Lancaster, Pennsylvania 17603-3179 (717) 396-7095

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of August 1, 2012
Common Stock, No Par Value	7,910,609 (Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30 2012	December 31 2011
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $137,404; $128,619)	$142,311	$133,422
Convertible bonds, at estimated fair value (amortized cost, $17,231; $16,856)	18,163	17,574
Equity securities, at estimated fair value (cost, $18,972; $16,566)	20,563	17,629
Other long-term investments, at estimated fair value (cost, $8,100; $8,100)	10,657	10,209

Total investments	191,694	178,834

Cash and cash equivalents	42,574	52,448
Accrued investment income	1,041	972
Premiums receivable (net of allowance, $331; $225)	68,630	56,443
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	18,690	15,720
Deferred acquisition costs	9,977	9,206
Deferred income taxes, net	1,849	1,768
Federal income taxes recoverable	1,427	731
Intangible assets	4,733	5,137
Goodwill	10,752	10,752
Other assets	14,498	13,668

Total assets	$365,865	$345,679

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$111,521	$106,077
Unearned premium reserves	76,582	63,432
Advance premium	284	747
Accounts payable and accrued expenses	17,925	18,892
Ceded reinsurance balances payable	10,432	10,265
Segregated portfolio cell dividend payable	16,467	15,774
Policyholder dividends payable	2,103	2,233

Total liabilities	235,314	217,420

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,927,714 and 11,786,014, respectively; outstanding – 7,910,609 and 7,935,446, respectively	—	—
Unearned ESOP compensation	(2,991)	(3,364)
Additional paid in capital	116,772	116,272
Treasury stock, at cost (4,017,105 and 3,850,568 shares, respectively)	(56,532)	(54,109)
Retained earnings	70,112	66,910
Accumulated other comprehensive income, net	3,190	2,550

Total shareholders’ equity	130,551	128,259

Total liabilities and shareholders’ equity	$365,865	$345,679

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

REVENUE
Net premiums earned	$38,735	$32,207	$75,221	$62,085
Net investment income	1,064	908	2,014	1,934
Change in equity interest in limited partnerships	118	95	448	646
Net realized investment (losses) gains	(1,203)	975	488	1,805
Other revenue	71	79	155	262

Total revenue	38,785	34,264	78,326	66,732

EXPENSES
Losses and loss adjustment expenses incurred	25,571	20,818	48,486	40,164
Acquisition and other underwriting expenses	4,473	3,308	9,905	6,726
Other expenses	6,208	6,044	11,896	11,933
Amortization of intangibles	202	254	403	508
Policyholder dividend expense	39	306	223	619
Segregated portfolio dividend expense	389	663	1,385	1,188

Total expenses	36,882	31,393	72,298	61,138

Income before income taxes	1,903	2,871	6,028	5,594
Income tax expense	557	881	1,760	1,722

Net income	$1,346	$1,990	$4,268	$3,872

Other comprehensive (loss) income
Unrealized holding gains arising during period, net of tax of $5, $465, $498 and $730	10	863	924	1,355
Amortization of unrecognized benefit plan amounts, net of tax of $2, $2, $5, and $3	5	3	9	5
Less: Reclassification adjustment for gains included in net income, net of tax of $84, $451, $155, and $580	155	886	293	1,126

Other comprehensive (loss) income	(140)	(20)	640	234

Comprehensive income	$1,206	$1,970	$4,908	$4,106

Earnings per share (See Note 3):	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Basic earnings per share	$0.18	$0.25	$0.55	$0.47
Diluted earnings per share	$0.17	$0.25	$0.54	$0.47
Cash dividends per share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2012

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2012

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, April 1, 2012	—	8,064,146	—	$(3,178)	$116,475	$(54,109)	$69,268	$3,330	$131,786
ESOP shares released	—	—	—	187	108	—	—	—	295
Equity awards	—	13,000	—	—	189	—	—	—	189
Income taxes related to equity awards	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	(166,537)	—	—	—	(2,423)	—	—	(2,423)
Shareholder dividend	—	—	—	—	—	—	(502)	—	(502)
Net income	—	—	—	—	—	—	1,346	—	1,346
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(140)	(140)

Balance, June 30, 2012	—	7,910,609	—	$(2,991)	$116,772	$(56,532)	$70,112	$3,190	$130,551

Six Months Ended June 30, 2012

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2012	—	7,935,446	—	$(3,364)	$116,272	$(54,109)	$66,910	$2,550	$128,259
ESOP shares released	—	—	—	373	188	—	—	—	561
Equity awards	—	141,700	—	—	309	—	—	—	309
Income taxes related to equity awards	—	—	—	—	3	—	—	—	3
Repurchase of common stock	—	(166,537)	—	—	—	(2,423)	—	—	(2,423)
Shareholder dividend	—	—	—	—	—	—	(1,066)	—	(1,066)
Net income	—	—	—	—	—	—	4,268	—	4,268
Other comprehensive income, net of tax	—	—	—	—	—	—	—	640	640

Balance, June 30, 2012	—	7,910,609	—	$(2,991)	$116,772	$(56,532)	$70,112	$3,190	$130,551

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2011

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2011

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, April 1, 2011	—	8,445,111	—	$(3,927)	$114,855	$(47,368)	$62,641	$4,075	$130,276
ESOP shares released	—	—	—	186	50	—	—	—	236
Equity awards	—	—	—	—	365	—	—	—	365
Income taxes related to equity awards	—	—	—	—	(7)	—	—	—	(7)
Repurchase of common stock	—	(212,341)	—	—	—	(2,793)	—	—	(2,793)
Shareholder dividend	—	—	—	—	—	—	(513)	—	(513)
Net income	—	—	—	—	—	—	1,990	—	1,990
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(20)	(20)

Balance, June 30, 2011	—	8,232,770	—	$(3,741)	$115,263	$(50,161)	$64,118	$4,055	$129,534

Six Months Ended June 30, 2011

	Outstanding Shares
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Total
Balance, January 1, 2011	—	8,964,344	—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711
ESOP shares released	—	—	—	370	79	—	—	—	449
Equity awards	—	—	—	—	735	—	—	—	735
Income taxes related to equity awards	—	—	—	—	(23)	—	—	—	(23)
Repurchase of common stock	—	(731,574)	—	—	—	(9,326)	—	—	(9,326)
Shareholder dividend	—	—	—	—	—	—	(1,118)	—	(1,118)
Net income	—	—	—	—	—	—	3,872	—	3,872
Other comprehensive income, net of tax	—	—	—	—	—	—	—	234	234

Balance, June 30, 2011	—	8,232,770	—	$(3,741)	$115,263	$(50,161)	$64,118	$4,055	$129,534

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$4,268	$3,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388	347
Amortization of bond premium/discount	547	273
Net realized investment gains	(488)	(1,918)
Change in equity interest in limited partnerships	(448)	(646)
Deferred tax (benefit) expense	(347)	686
Stock compensation	870	1,184
Intangible asset amortization	403	508
Changes in assets and liabilities:
Accrued investment income	(69)	141
Premiums receivable	(12,187)	(8,367)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(2,970)	(177)
Deferred acquisition costs	(771)	(1,502)
Other assets	(1,456)	(1,777)
Reserves for unpaid losses and loss adjustment expenses	5,444	4,674
Unearned and advance premium	12,687	11,611
Ceded reinsurance balances payable	167	1,711
Accounts payable and accrued expenses	(954)	557
Segregated portfolio cell dividend payable	983	828
Policyholder dividends payable	(130)	251
Federal income taxes recoverable/payable	(696)	(441)

Net cash provided by operating activities	5,241	11,815

Cash flows from investing activities:
Purchase of fixed income securities	(28,511)	(22,473)
Purchase of equity securities	(7,207)	(6,999)
Proceeds from sale of fixed income securities	13,308	17,755
Proceeds from maturities/calls of fixed income securities	6,062	7,921
Proceeds from equity securities	5,122	3,852
Purchase of equipment, net	(403)	(543)

Net cash used in investing activities	(11,629)	(487)

Cash flows from financing activities:
Repurchase of common stock	(2,423)	(9,326)
Shareholder dividend	(1,066)	(1,118)
Income taxes related to equity awards	3	(23)

Net cash used in financing activities	(3,486)	(10,467)

Net (decrease) increase in cash and cash equivalents	(9,874)	861
Cash and cash equivalents, beginning of period	52,448	45,855

Cash and cash equivalents, end of period	$42,574	$46,716

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair statement of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 12, 2012.

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. ASU 2011-05 was effective for public entities as of the beginning of a fiscal year that began after December 15, 2011 (including interim periods) and is effective for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. Early adoption was permitted and retrospective application is required. The Company adopted ASU 2011-05 effective January 1, 2012. The Company presents comprehensive income in the consolidated statement of operations and comprehensive income; therefore, the adoption of ASU 2011-05 did not change the Company’s presentation of comprehensive income.

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements and Disclosures - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU 2011-04 was effective for periods beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not affect the Company’s financial condition or results of operations.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption was permitted, but not required. The Company adopted ASU 2010-26 effective January 1, 2012 and applied it prospectively. As a result of adoption, the Company expensed certain underwriting salaries totaling approximately $219,000 ($142,000, net of tax) and $945,000 ($614,000, net of tax) for the three and six months ended June 30, 2012, respectively, that would have been capitalized under the previous accounting guidance to give effect to unsuccessful acquisition or renewal activities. If the new accounting guidance had been adopted effective January 1, 2011, the Company would have recognized additional expense related to underwriting salaries totaling $439,000 ($285,000, net of tax) and $938,000 ($610,000, net of tax) for the three and six months ended June 30, 2011, respectively.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period.

Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and six months ended June 30, 2012 and 2011 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net income for basic and diluted earnings per share	$1,346	$1,990	$4,268	$3,872
Less: Dividends declared – common and unvested restricted share units	(502)	(513)	(1,066)	(1,118)

Undistributed earnings	844	1,477	3,202	2,754
Percent allocated to common shareholders	98.0%	99.3%	98.1%	99.3%

	827	1,467	3,141	2,735
Add: Dividends declared – common shares	492	511	1,046	1,110

	$1,319	$1,978	$4,187	$3,845

Denominator for basic earnings per share	7,526,286	7,881,326	7,565,051	8,106,057
Effect of dilutive securities	137,202	107,235	136,866	104,876

Denominator for diluted earnings per common share	7,663,488	7,988,561	7,701,917	8,210,933

Basic earnings per share	$0.18	$0.25	$0.55	$0.47
Diluted earnings per share	$0.17	$0.25	$0.54	$0.47
Cash dividends per share	$0.07	$0.07	$0.14	$0.14

The following table provides a summary of the equity awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive (unaudited):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Total outstanding equity awards	1,369,497	1,031,765	1,369,497	1,031,765
Dilutive equity awards	(137,202)	(107,235)	(136,866)	(104,876)

Equity awards excluded from earnings per share calculation	1,232,295	924,530	1,232,631	926,889

4. Stock-Based Compensation

On February 24, 2012, the Company granted non-qualified stock options and restricted stock awards to certain employees and directors. Stock options and restricted stock awards granted totaled 218,500 and 128,700, respectively, and were issued under the Company’s 2006 Stock Incentive Plan. The closing price of the Company’s common stock on the grant date was $14.45. The terms of the stock options and restricted stock are consistent with prior grants issued by the Company. On May 18, 2012, the Company issued an additional 13,000 restricted stock awards with a grant date fair value of $14.68.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheets as of June 30, 2012 and December 31, 2011:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of June 30, 2012 (unaudited) and December 31, 2011, excluding the segregated portfolio cell reinsurance segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	6/30/12	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$15,505	$11,073	$4,432	$—
States, municipalities, and political subdivisions	48,102	—	48,102	—
Corporate securities	18,704	—	18,704	—
Residential mortgage-backed securities	19,432	—	19,432	—
Commercial mortgage-backed securities	167	—	167	—
Collateralized mortgage obligations	12,251	—	12,251	—
Other structured securities	1,026	—	1,026	—
Convertible bonds	18,163	—	18,163	—
Equity securities – available for sale	13,627	13,627	—	—

Total	$146,977	$24,700	$122,277	$—

		Fair Value Measurements at Reporting Date Using
	12/31/11	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$16,143	$9,676	$6,467	$—
States, municipalities, and political subdivisions	42,316	—	42,316	—
Corporate securities	21,509	—	21,509	—
Residential mortgage-backed securities	22,360	—	22,360	—
Commercial mortgage-backed securities	206	—	206	—
Collateralized mortgage obligations	5,876	—	5,876	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	17,574	—	17,574	—
Equity securities – available for sale	12,939	12,939	—	—

Total	$139,946	$22,615	$117,331	$—

There were no transfers between Level 1 and Level 2 securities for the three and six months ended June 30, 2012.

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security, and the Company did not adjust security prices during the three or six months ended June 30, 2012 and 2011. Management has controls in place to validate the reasonableness of fair values provided by the independent pricing service, including testing the fair value of a sample of securities on a quarterly basis by comparing fair values from different pricing sources. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities.

The Company’s fixed income securities and convertible bonds consist primarily of publicly traded securities for which there are observable inputs and/or broker quotes. Most fixed income security prices provided by the independent pricing service are based on observable inputs and, therefore, are classified as Level 2 securities. The Company does not hold any fixed income securities for which pricing was based on significant unobservable inputs; therefore, the Company has not classified any of its fixed income securities as Level 3 securities.

The Company’s equity securities consist primarily of exchange traded funds for which there is an active market and quoted market prices; therefore, the Company has classified its exchange traded funds as Level 1 securities. The estimated fair values of the Company’s exchange traded funds are based on net asset value (“NAV”) per share. The Company’s exchange traded funds include a large value fund, a large growth fund, a foreign large value fund, a foreign large growth fund, a foreign large blend fund, and two diversified emerging markets funds.

Other long-term investments include the Company’s interest in various limited partnerships, including a low volatility multi-strategy fund of funds, a natural resource limited partnership, a structured finance opportunity fund, and an open-ended investment fund. The Company records its investment in the limited partnerships using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnerships’ NAV. Changes in the Company’s investments are based on statements received directly from the limited partnership and/or the limited partnership’s administrator. The estimated fair values of the underlying investments in the limited partnerships may be based on Level 1, Level 2, or Level 3 inputs, or a combination thereof.

As of June 30, 2012 and December 31, 2011, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (unaudited, in thousands):

	6/30/12	12/31/11
Multi-strategy fund of funds	$5,782	$5,578
Natural resources	1,240	1,262
Structured finance opportunity fund	2,989	2,769
Open-ended investment fund	646	600

Total	$10,657	$10,209

The activity in the Company’s limited partnership investments for the three and six months ended June 30, 2012 and 2011 was as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$10,539	$11,986	$10,209	$11,435
Contributions	—	—	—	—
Withdrawals	—	—	—	—
Unrealized change in interest	118	95	448	646

Balance, end of period	$10,657	$12,081	$10,657	$12,081

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

6. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of June 30, 2012 and December 31, 2011 (unaudited, in thousands):

June 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$18,459	$535	$—	$18,994
States, municipalities, and political subdivisions	45,513	2,608	(19)	48,102
Corporate securities	41,616	724	(1)	42,339
Residential mortgage-backed securities	18,537	895	—	19,432
Commercial mortgage-backed securities	148	19	—	167
Collateralized mortgage obligations	12,129	153	(31)	12,251
Other structured securities	1,002	24	—	1,026

Total fixed income securities	137,404	4,958	(51)	142,311
Equity securities	18,972	1,760	(169)	20,563

Total fixed income and equity securities	$156,376	$6,718	$(220)	$162,874

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$15,524	$619	$—	$16,143
States, municipalities, and political subdivisions	39,904	2,416	(4)	42,316
Corporate securities	44,748	752	(2)	45,498
Residential mortgage-backed securities	21,499	861	—	22,360
Commercial mortgage-backed securities	187	19	—	206
Collateralized mortgage obligations	5,753	134	(11)	5,876
Other structured securities	1,004	19	—	1,023

Total fixed income securities	128,619	4,820	(17)	133,422
Equity securities	16,566	1,546	(483)	17,629

Total fixed income and equity securities	$145,185	$6,366	$(500)	$151,051

Corporate securities include an investment in a fixed income mutual fund, held by the segregated portfolio cell reinsurance segment, with a cost and estimated fair value of $23,592 and $23,635, respectively, as of June 30, 2012. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include other asset-backed securities collateralized by auto loan receivables, equipment and manufactured homes.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as a available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of June 30, 2012 and December 31, 2011 are as follows (unaudited, in thousands):

	Less Than 12 Months			12 Months or More			Total
June 30, 2012	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities

States, municipalities, and political subdivisions	$2,398	$(19)	13	$—	$—	—	$2,398	$(19)	13
Corporate securities	409	(1)	2	—	—	—	409	(1)	2
Collateralized mortgage obligations	4,051	(27)	7	217	(4)	2	4,268	(31)	9

Total fixed income securities	6,858	(47)	22	217	(4)	2	7,075	(51)	24
Equity securities	2,978	(169)	2	—	—	—	2,978	(169)	2

Total fixed income and equity securities	$9,836	$(216)	24	$217	$(4)	2	$10,053	$(220)	26

Note: The Company has excluded the segregated portfolio cell reinsurance segment’s gross unrealized losses from the above table because changes in the estimated fair value of the segregated portfolio cell reinsurance segment’s fixed income and equity securities inures to the segregated portfolio cell dividend participant and, accordingly, is included in the segregated portfolio cell dividend payable and the related segregated portfolio dividend expense in the Company’s consolidated balance sheets and consolidated statement of operations and comprehensive income (loss), respectively. Management believes the exclusion of the segregated portfolio cell reinsurance segment from this disclosure provides a more transparent understanding of gross unrealized losses in the Company’s fixed income and equity security portfolios that could impact its consolidated financial position or results of operations.

	Less Than 12 Months			12 Months or More			Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities

States, municipalities, and political subdivisions	$1,604	$(4)	4	$—	$—	—	$1,604	$(4)	4
Collateralized mortgage obligations	375	(11)	2	—	—	—	375	(11)	2

Total fixed income securities	1,979	(15)	6	—	—	—	1,979	(15)	6
Equity securities	3,302	(374)	6	—	—	—	3,302	(374)	6

Total fixed income and equity securities	$5,281	$(389)	12	$—	$—	—	$5,281	$(398)	12

Management has evaluated the unrealized losses related to its fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of June 30, 2012.

Management has evaluated the unrealized losses related to its equity securities and determined that they are primarily related to the current market conditions and not due to underlying issues related to the issuer or the industry in which the issuer operates. The equity securities have been in an unrealized loss position for less than twelve months, and none of the securities had an estimated fair value less than 80% of its cost basis. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of June 30, 2012.

The Company recognized an other-than-temporary impairment of $87,000 related to one equity security during the three and six months ended June 30, 2012. The impairment was a result of the security being in an unrealized loss position for more than 12 months. The Company did not recognize any other-than-temporary impairments for the three and six months ended June 30, 2011.

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three and six months ended June 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$107,773	$98,766	$106,077	$95,963
Reinsurance recoverables on unpaid losses and LAE	13,685	9,062	11,805	7,864

Net balance, beginning of period	94,088	89,704	94,272	88,099

Incurred related to:
Current year	25,821	20,924	48,328	40,384
Prior year	(250)	(106)	158	(220)

Total incurred	25,571	20,818	48,486	40,164
Paid related to:
Current year	8,839	7,735	12,065	10,558
Prior year	13,838	10,634	33,711	25,552

Total paid	22,677	18,369	45,776	36,110

Net balance, end of period	96,982	92,153	96,982	92,153
Reinsurance recoverables on unpaid losses and LAE	14,539	8,484	14,539	8,484

Balance, end of period	$111,521	$100,637	$111,521	$100,637

Incurred losses by segment were as follows for the three and six months ended June 30, 2012 and 2011, respectively (unaudited, in thousands):

Three Months Ended June 30, 2012

June 30, 2012	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$20,586	$6,136	$26,722
Current period discount	(698)	(203)	(901)
Prior year, gross of discount	—	(1,014)	(1,014)
Accretion of prior period discount	661	103	764

Total incurred	$20,549	$5,022	$25,571

Three Months Ended June 30, 2011

June 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$16,927	$4,840	$21,767
Current period discount	(665)	(178)	(843)
Prior year, gross of discount	—	(732)	(732)
Accretion of prior period discount	452	174	626

Total incurred	$16,714	$4,104	$20,818

Six Months Ended June 30, 2012

June 30, 2012	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$39,435	$11,057	$50,492
Current period discount	(1,750)	(414)	(2,164)
Prior year, gross of discount	—	(1,580)	(1,580)
Accretion of prior period discount	1,430	308	1,738

Total incurred	$39,115	$9,371	$48,486

Six Months Ended June 30, 2011

June 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$32,912	$9,223	$42,135
Current period discount	(1,345)	(406)	(1,751)
Prior year, gross of discount	—	(1,431)	(1,431)
Accretion of prior period discount	789	422	1,211

Total incurred	$32,356	$7,808	$40,164

The Company recognized favorable development in its segregated portfolio cell reinsurance segment of $1,014 and $1,580 for the three and six months ended June 30, 2012, compared to favorable development of $732 and $1,431 for the same periods in 2011. The favorable development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred, and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

There was no development in the workers’ compensation insurance segment in 2012 or 2011.

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

The following table provides the fee revenue generated by the segregated portfolio cell reinsurance segment and included in the Company’s workers’ compensation insurance and corporate/other segments for the three and six months ended June 30, 2012 and 2011, respectively (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Workers’ compensation insurance segment	$1,033	$727	$2,864	$1,824
Corporate/other segment	310	490	435	1,054

Total	$1,343	$1,217	$3,299	$2,878

The Company is a preferred shareholder in certain of the segregated portfolio cells. For those segregated portfolio cells in which the Company participates, the Company shares in the operating and investment results of those cells and recognizes its share of the segregated portfolio dividend in the consolidated statements of operations and comprehensive income.

The Company’s share of the segregated portfolio dividend, which is included in the corporate/other segment, was as follows for the three and six months ended June 30, 2012 and 2011, respectively (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segregated portfolio dividend income	$234	$270	$523	$540

Corporate/Other

The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income. The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of June 30, 2012. The corporate/other segment also includes the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that writes insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the contract for its 10% interest in SprinklerPro on a run-off basis effective April 1, 2009. The Company commuted the SprinklerPro contract during the second quarter of 2012 and recognized a realized loss of $641,000 related to the commutation.

The following table represents the segment results for the three months ended June 30, 2012 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total

Revenue:
Net premiums earned	$30,641	$8,094	$—	$38,735
Net investment income	839	86	139	1,064
Change in equity interest in limited partnerships	103	—	15	118
Net realized investment (losses) gains	(608)	7	(602)	(1,203)
Other revenue	—	—	71	71

Total revenue	30,975	8,187	(377)	38,785

Expenses:
Losses and LAE incurred	20,549	5,022	—	25,571
Acquisition and other underwriting expenses	2,329	2,454	(310)	4,473
Other expenses	5,140	65	1,003	6,208
Amortization of intangibles	—	—	202	202
Policyholder dividend expense	16	23	—	39
Segregated portfolio dividend expense	—	623	(234)	389

Total expenses	28,034	8,187	661	36,882

Income (loss) before income taxes	2,941	—	(1,038)	1,903
Income tax expense (benefit)	726	—	(169)	557

Net income (loss)	$2,215	$—	$(869)	$1,346

Total assets	$320,731	$67,221	$(22,087)	$365,865

The following table represents the segment results for the three months ended June 30, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$25,119	$7,088	$—	$32,207
Net investment income	883	143	(118)	908
Change in equity interest in limited partnerships	73	—	22	95
Net realized investment gains	879	30	66	975
Other revenue	—	—	79	79

Total revenue	26,954	7,261	49	34,264

Expenses:
Losses and LAE incurred	16,714	4,104	—	20,818
Acquisition and other underwriting expenses	1,667	2,131	(490)	3,308
Other expenses	4,036	85	1,923	6,044
Amortization of intangibles	—	—	254	254
Policyholder dividend expense	298	8	—	306
Segregated portfolio dividend expense	—	933	(270)	663

Total expenses	22,715	7,261	1,417	31,393

Income (loss) before income taxes	4,239	—	(1,368)	2,871
Income tax expense (benefit)	1,369	—	(488)	881

Net income (loss)	$2,870	$—	$(880)	$1,990

Total assets	$291,494	$60,525	$(14,658)	$337,361

The following table represents the segment results for the six months ended June 30, 2012 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$59,637	$15,584	$—	$75,221
Net investment income	1,636	174	204	2,014
Change in equity interest in limited partnerships	362	—	86	448
Net realized investment gains (losses)	596	467	(575)	488
Other revenue	—	—	155	155

Total revenue	$62,231	$16,225	$(130)	$78,326

Expenses:
Losses and LAE incurred	39,115	9,371	—	48,486
Acquisition and other underwriting expenses	5,595	4,745	(435)	9,905
Other expenses	9,699	164	2,033	11,896
Amortization of intangibles	—	—	403	403
Policyholder dividend expense	186	37	—	223
Segregated portfolio dividend expense	—	1,908	(523)	1,385

Total expenses	54,595	16,225	1,478	72,298

Income (loss) before income taxes	7,636	—	(1,608)	6,028
Income tax expense (benefit)	2,274	—	(514)	1,760

Net income (loss)	$5,362	$—	$(1,094)	$4,268

Total assets	$320,731	$67,221	$(22,087)	$365,865

The following table represents the segment results for the six months ended June 30, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total

Revenue:
Net premiums earned	$48,701	$13,384	$—	$62,085
Net investment income	1,760	252	(78)	1,934
Change in equity interest in limited partnerships	542	—	104	646
Net realized investment gains	1,640	67	98	1,805
Other revenue	—	—	262	262

Total revenue	$52,643	$13,703	$386	$66,732

Expenses:
Losses and LAE incurred	32,356	7,808	—	40,164
Acquisition and other underwriting expenses	3,775	4,005	(1,054)	6,726
Other expenses	7,733	149	4,051	11,933
Amortization of intangibles	—	—	508	508
Policyholder dividend expense	606	13	—	619
Segregated portfolio dividend expense	—	1,728	(540)	1,188

Total expenses	44,470	13,703	2,965	61,138

Income (loss) before income taxes	8,173	—	(2,579)	5,594
Income tax expense (benefit)	2,644	—	(922)	1,722

Net income (loss)	$5,529	$—	$(1,657)	$3,872

Total assets	$291,494	$60,525	$(14,658)	$337,361

9. Segregated Portfolio Cell Reinsurance Segment

The segregated portfolio cell reinsurance segment’s assets and liabilities as of June 30, 2012 (unaudited) and December 31, 2011, which are included in the Company’s consolidated balance sheets, were as follows:

	June 30 2012	December 31 2011

ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $27,081; $23,991)	$27,124	$23,989
Equity securities, at estimated fair value (cost, $6,887; $4,305)	6,935	4,690

Total investments	34,059	28,679

Cash and cash equivalents	4,194	8,696
Reinsurance recoverable on paid and unpaid losses and LAE	4,980	2,517
Deferred acquisition costs	4,603	3,746
Other assets	4,643	3,938
Due from affiliates, net	14,742	11,699

Total assets	$67,221	$59,275

LIABILITIES
Reserves for unpaid losses and LAE	$27,462	$24,762
Unearned premium reserves	17,102	13,458
Accounts payable and accrued expenses	111	153
Segregated portfolio cell dividend payable	16,467	15,774
Policyholder dividends payable	102	66
Due to affiliates, net	5,952	5,037

Total liabilities	67,196	59,250

SHAREHOLDERS’ EQUITY
Preferred stock outstanding	25	25

Total shareholders’ equity	25	25

Total liabilities and shareholders’ equity	$67,221	$59,275

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

AIG Arbitration Update

The arbitration proceedings initiated by the Company against AIG Companies are on-going and there has been no further action in 2012 related to the arbitration process.

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

11. Subsequent Events

Management performed an evaluation of subsequent events through the issuance date of the consolidated financial statements and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of June 30, 2012.

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

Overview

The Company reported net income of $1.3 million and $4.3 million for the three and six months ended June 30, 2012, compared to net income of $2.0 million and $3.9 million for the same periods in 2011. The Company’s consolidated combined ratio was 94.2% and 94.3% for the three and six months ended June 30, 2012, compared to 95.4% and 96.6% for the same periods in 2011.

The Company’s results of operations for the three and six months ended June 30, 2012, when compared to the same periods in 2011, reflect the following:

•

Net premiums earned increased 20.3% and 21.2% for the three and six months ended June 30, 2012, compared to the same period in 2011. The increase primarily reflects new business writings, an increase in audit premium and renewal rate increases, partially offset by a decrease in the renewal retention rate.

•

Net realized investment (losses) gains for the three and six months ended June 30, 2012 include a realized loss of $641,000 related to the commutation of the SprinklerPro contract during the second quarter. The estimated fair value of the Company’s convertible bond portfolio decreased $808,000 for the three months ended June 30, 2012, compared to a decrease of $392,000 for the same period in 2011.

•

The decrease in the consolidated expense ratio from 29.8% and 30.9% for the three and six months ended June 30, 2011, respectively, to 28.1% and 29.5% for the same periods in 2012 primarily reflects the increase in net premiums earned and a decrease in stock compensation expense, partially offset by the change in accounting related to deferred acquisition costs. Effective January 1, 2012, the Company adopted ASU 2010-26, which resulted in a decrease in the amount of underwriting salaries capitalized and deferred over the life of the underlying workers’ compensation insurance policies. The change in accounting resulted in the Company expensing underwriting salaries of approximately $219,000 ($142,000, net of tax) and $945,000 ($614,000, net of tax) for the three and six months ended June 30, 2012 that would have been capitalized and deferred prior to the adoption of ASU 2010-26. The adoption of ASU 2012-26 increased the Company’s consolidated expense ratio by 0.6 and 1.3 percentage points for the three and six months ended June 30, 2012, respectively.

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

Policyholder dividend expense ratio. The policyholder dividend expense ratio is the ratio (expressed as a percentage) of policyholder dividend expense to net premiums earned and measures the impact of the Company’s policyholder dividend policies on its workers’ compensation insurance and segregated portfolio cell reinsurance segments.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation, and segregated portfolio cell reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of June 30, 2012, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of June 30, 2012 and December 31, 2011, the Company’s reserves for unpaid losses and LAE were reduced by $6.0 million and $5.7 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and corporate/other segments as of June 30, 2012 (unaudited) and December 31, 2011 are summarized below (in thousands):

June 30, 2012	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Corporate/Other	Total

Case reserves	$44,588	$8,883	$—	$53,471
Case incurred development, IBNR, and unallocated LAE reserves	34,835	14,486	206	49,527
Amount of discount	(4,848)	(1,168)	—	(6,016)

Net reserves	74,575	22,201	206	96,982
Reinsurance recoverables on unpaid losses and LAE	9,278	5,261	—	14,539

Reserves for unpaid losses and LAE	$83,853	$27,462	$206	$111,521

December 31, 2011	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/Other	Total
Case/tabular reserves	$39,380	$10,229	$—	$49,609
Case incurred development, IBNR, and unallocated LAE reserves	37,249	12,931	206	50,386
Amount of discount	(4,527)	(1,196)	—	(5,723)

Net reserves	72,102	21,964	206	94,272
Reinsurance recoverables on unpaid losses and LAE	9,007	2,798	—	11,805

Reserves for unpaid losses and LAE	$81,109	$24,762	$206	$106,077

Unrealized investment gains or losses on investments carried at estimated fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than- temporary,” such investment is written down to its fair value at the balance sheet date. The amount written down is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss). Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. The Company recognized other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $87,000 during the three and six months ended June 30, 2012. There were no impairments during the three and six months ended June 30, 2011. There were no other-than-temporary impairments in the segregated portfolio cell reinsurance segment during the three and six months ended June 30, 2012. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $0 and $1,000 for the three and six months ended June 30, 2011, respectively.

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

The Company recognized an other-than-temporary impairment of $87,000 related to one equity security during the three and six months ended June 30, 2012. The impairment was a result of the security being in an unrealized loss position for more than 12 months. The Company did not recognize any other-than-temporary impairments related to its equity security portfolio during the three and six months ended June 30, 2011.

As of June 30, 2012, the Company held equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $169,000, none of which were in an unrealized loss position for more than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of June 30, 2012. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

There were no other-than-temporary impairments related to the Company’s fixed income security portfolio during the three and six months ended June 30, 2012 or 2011.

As of June 30, 2012, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $51,000, of which $4,000 were in an unrealized loss position for more than twelve months. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of June 30, 2012. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

There were no other-than-temporary impairments related to the Company’s limited partnership investments during the three and six months ended June 30, 2012 or 2011.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of June 30, 2012 to its workers’ compensation insurance segment.

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

We did not evaluate goodwill for impairment as of June 30, 2012 as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2011.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of June 30, 2012, the Company recorded a net deferred tax asset of $1.8 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of June 30, 2012, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $11.0 million as of June 30, 2012. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of June 30, 2012.

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

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements and Disclosures - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU 2011-04 was effective for periods beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not affect the Company’s financial condition or results of operations.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU

2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption was permitted, but not required. The Company adopted ASU 2010-26 effective January 1, 2012 and applied it prospectively. As a result of adoption, the Company expensed certain underwriting salaries totaling approximately $219,000 ($142,000, net of tax) and $945,000 ($614,000, net of tax) for the three and six months ended June 30, 2012, respectively, that would have been capitalized under the previous accounting guidance to give effect to unsuccessful acquisition or renewal activities. The adoption of ASU 2012-26 increased the Company’s consolidated expense ratio by 0.6 and 1.3 percentage points for the three and six months ended June 30, 2012, respectively. If the new accounting guidance had been adopted effective January 1, 2011, the Company would have recognized additional expense related to underwriting salaries totaling $439,000 ($285,000, net of tax) and $938,000 ($610,000, net of tax) for the three and six months ended June 30, 2011, respectively, which would have increased the Company’s consolidated expense ratio by 1.4 and 1.5 percentage points, respectively.

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and six months ended June 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net premiums written	$36,754	$30,411	$88,371	$73,757

Net premiums earned	$38,735	$32,207	$75,221	$62,085
Net investment income	1,064	908	2,014	1,934
Change in equity interest in limited partnerships	118	95	448	646
Net realized investment (losses) gains	(1,203)	975	488	1,805
Other revenue	71	79	155	262

Consolidated revenue	$38,785	$34,264	$78,326	$66,732

The increase in consolidated revenue from 2011 to 2012 primarily reflects the increase in net premiums earned, partially offset by a decrease in net realized investment (losses) gains. The decrease in net realized investment (losses) primarily reflects a decline in the fair value of the convertible bond portfolio and a realized loss related to the commutation of the Company’s participation in the SprinklerPro program during the second quarter of 2012.

The components of consolidated net income, by segment, for the three and six months ended June 30, 2012 and 2011 were as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Workers’ compensation insurance	$2,215	$2,870	$5,362	$5,529
Segregated portfolio cell reinsurance	—	—	—	—
Corporate / other	(869)	(880)	(1,094)	(1,657)

Consolidated net income	$1,346	$1,990	$4,268	$3,872

The decrease in net income in the workers’ compensation insurance segment from 2011 to 2012 primarily reflects the decrease in net realized investment (losses) gains and a slight increase in the combined ratio.

The decrease in the net loss in the corporate/other segment primarily reflects a change in the Company’s internal organizational structure and a decrease in stock compensation expense, partially offset by the realized loss related to the commutation of the SprinklerPro contract.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and six months ended June 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Direct premiums written	$39,515	$32,947	$95,174	$79,548
Reinsurance premiums assumed	938	819	1,473	1,151
Ceded premiums written	(10,746)	(9,890)	(27,503)	(23,858)

Net premiums written	29,707	23,876	69,144	56,841
Change in unearned premiums	934	1,243	(9,507)	(8,140)

Net premiums earned	30,641	25,119	59,637	48,701
Net investment income	839	883	1,636	1,760
Change in equity interest in limited partnerships	103	73	362	542
Net realized investment (losses) gains	(608)	879	596	1,640
Other revenue	—	—	—	—

Total revenue	30,975	26,954	62,231	52,643

Expenses:
Losses and LAE incurred	20,549	16,714	39,115	32,356
Acquisition and other underwriting expenses	2,329	1,667	5,595	3,775
Other expenses	5,140	4,036	9,699	7,733
Policyholder dividend expense	16	298	186	606

Total expenses	28,034	22,715	54,595	44,470

Income before income taxes	2,941	4,239	7,636	8,173
Income tax expense	726	1,369	2,274	2,644

Net income	$2,215	$2,870	$5,362	$5,529

The workers’ compensation insurance ratios were as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss and LAE ratio	67.1%	66.5%	65.6%	66.4%
Expense ratio	24.4%	22.7%	25.6%	23.7%
Policyholder dividend expense ratio	0.1%	1.2%	0.3%	1.2%

Combined ratio	91.6%	90.4%	91.5%	91.3%

Premiums

The increase in direct premiums written primarily reflects new business sales of $20.1 million, an increase in audit premium and renewal rate increases of 3.9%, partially offset by a decrease in the renewal retention rate. For the three and six months ended June 30, 2012, the Company recognized audit premium from customers totaling $1.1 million and $2.0 million, respectively, in the aggregate related to its traditional and alternative market books of business, compared to audit premium from customers of $595,000 and $461,000 for the same periods in 2011, respectively. The Company’s traditional book of business recognized audit premium from customers of $864,000 and $1.9 million for the three and six months ended June 30, 2012, compared to audit premium from customers of $331,000 and $603,000 for the same periods in 2011, respectively. In addition to audit premium from customers, the Company increased its EBUB estimate by $250,000 for the three and six months ended June 30, 2012. The renewal retention rate decreased from 88.1% in 2011 to 84.1% in 2012. The decrease in the renewal retention rate primarily reflects the loss of six accounts with total annual premiums of approximately $3.6 million in 2012.

Net Investment Income

The decrease in net investment income primarily reflects a decrease in dividend income and the decrease in the average yield on the fixed income portfolio. The decrease in dividend income primarily reflects the decrease in the Company’s equity security holdings from 2011 to 2012. The average yield on the fixed income portfolio was 2.93% as of June 30, 2012, compared to 3.28% as of June 30, 2011.

Net Realized Investment (Losses) Gains

Net realized investment (losses) gains for the three months ended June 30, 2012 include a decrease in the Company’s convertible bond portfolio of $808,000, compared to a decrease of $392,000 for the same period in 2011. Net realized investment gains for the three and six months ended June 30, 2011 include a realized gain of $959,000 related to the sale of an interest in an international equity fund that experienced an other-than-temporary write down prior to 2011.

Losses and LAE

The increase in the calendar period loss ratio for the three months ended June 30, 2012, compared to the same period in 2011, reflects an increase in the accident period loss ratio, partially offset by the impact of audit premium, which reduced the 2012 loss and LAE ratio by 2.5 percentage points, compared to a reduction of 0.9 percentage points in 2011. The decrease in the calendar period loss and LAE ratio for the six months ended June 30, 2012, compared to the same period in 2011, primarily reflects the impact of audit premium, which reduced the 2012 loss and LAE ratio by 2.4 percentage points, compared to a reduction of 0.9 percentage points in 2011. There was no prior year reserve development recognized in 2012 or 2011.

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio was 7.6% and 9.4% for the three and six months ended June 30, 2012, respectively, compared to 6.6% and 7.8% for the same periods in 2011. The increase primarily reflects the change in accounting for deferred acquisition costs, which increased the expense ratio for the three and six months ended June 30, 2012 by 0.7 and 1.6 percentage points, respectively.

The other expense ratio was 16.8% and 16.3% for the three and six months ended June 30, 2012, respectively, compared to 16.1% and 15.9% for the same periods in 2011. The increase in the other expense ratio primarily reflects an increase in audit and legal fees and the write-off of a customer receivable balance, partially offset by an increase in net premiums earned.

Policyholder Dividends

The increase in the policyholder dividend expense primarily reflects the loss experience of dividend paying policies. For the six months ended June 30, 2012 and 2011, 11.1% and 12.2%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three and six months ended June 30, 2012 was 24.7% and 29.8%, respectively, compared to an effective tax rate of 32.3% and 32.4% for the same periods in 2011. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and six months ended June 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Reinsurance premiums assumed	$8,145	$7,516	$21,335	$18,759
Ceded premiums written	(1,098)	(981)	(2,108)	(1,843)

Net premiums written	7,047	6,535	19,227	16,916
Change in unearned premiums	1,047	553	(3,643)	(3,532)

Net premiums earned	8,094	7,088	15,584	13,384
Net investment income	86	143	174	252
Net realized investment gains (losses)	7	30	467	67

Total revenue	8,187	7,261	16,225	13,703

Expenses:
Losses and LAE incurred	5,022	4,104	9,371	7,808
Acquisition and other underwriting expenses	2,454	2,131	4,745	4,005
Other expenses	65	85	164	149
Policyholder dividend expense	23	8	37	13
Segregated portfolio dividend expense (1)	623	933	1,908	1,728

Total expenses	8,187	7,261	16,225	13,703

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the revenue of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE incurred, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Loss and LAE ratio	62.0%	57.9%	60.1%	58.3%
Expense ratio	31.1%	31.3%	31.5%	31.0%
Policyholder dividend expense ratio	0.3%	0.1%	0.2%	0.1%

Combined ratio	93.4%	89.3%	91.8%	89.4%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business sales of $2.8 million, an increase in audit premium, renewal rate increases of 4.0%, and an increase in the renewal retention rate. For the three and six months ended June 30, 2012, the Company recognized audit premium from customers totaling $282,000 and $88,000, respectively, compared to audit premium from customers of $264,000 and audit premium returned to customers of $142,000 for the same periods in 2011, respectively. The renewal retention rate was 90.8% in 2011, compared to 92.2% in 2012.

Net Investment Income

The decrease in net investment income primarily reflects the sale of the segregated cells’ fixed income securities and reinvestment of the proceeds into a fixed income mutual fund during the fourth quarter of 2011. The fixed income mutual fund invests in high grade U.S. Dollar fixed income securities with maturities not exceeding five years.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) primarily reflect investment sale activity in 2012 and 2011.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio, partially offset by the impact of audit premium and an increase in favorable loss reserve development on prior accident periods. Audit premium decreased the loss and LAE ratio 2.3 and 0.4 percentage points for the three and six months ended June 30, 2012, respectively, compared to decreasing the loss and LAE ratio by 2.2 percentage points for the three months ended June 30, 2011 and increasing the loss and LAE ratio by 0.6 percentage points for the six months ended June 30, 2011. The accident period loss ratio was 74.6% and 70.3% for the three and six months ended June 30, 2012, respectively, compared to an accident period loss ratio of 68.2% and 69.0% for the same periods in 2011, respectively. The increase in the accident period loss ratio primarily reflects the emergence of increased claim activity in two of the segregated portfolio cells during the second quarter of 2012. Favorable loss reserve development totaled $1.0 million and $1.6 million for the three and six months ended June 30, 2012, respectively, compared to favorable development of $732,000 and $1.4 million for the same periods in 2011, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and six months ended June 30, 2012 and 2011.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the three and six months ended June 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Net investment income	$139	$(118)	$204	$(78)
Change in equity interest in limited partnerships	15	22	86	104
Net realized investment (losses) gains	(602)	66	(575)	98
Other revenue	71	79	155	262

Total revenue	(377)	49	(130)	386

Expenses:
Acquisition and other underwriting expenses	(310)	(490)	(435)	(1,054)
Other expenses	1,003	1,923	2,033	4,051
Amortization of intangibles	202	254	403	508
Segregated portfolio dividend expense (1)	(234)	(270)	(523)	(540)

Total expenses	661	1,417	1,478	2,965

Loss before income taxes	(1,038)	(1,368)	(1,608)	(2,579)
Income tax benefit	(169)	(488)	(514)	(922)

Net loss	$(869)	$(880)	$(1,094)	$(1,657)

Revenue

The decrease in revenue primarily reflects the realized loss related to the commutation of the SprinklerPro program, partially offset by an increase in net investment income. The commutation of the SprinklerPro program resulted in a realized loss of $641,000. Net investment income for the three and six months ended June 30, 2011 reflects a decline in the equity interest in SprinklerPro totaling $228,000 and $376,000, respectively.

Expenses

The decrease in expenses primarily reflects a change in the Company’s internal organizational structure and a decrease in stock compensation expense. Effective January 1, 2012, expenses related to the Company’s executive officers are included in the workers’ compensation insurance segment. Executive expenses included in the corporate/other segment for the three and six months ended June 30, 2011 totaled approximately $440,000 and $1.1 million, respectively. Stock compensation expense totaled $484,000 and $870,000 for the three and six months ended June 30, 2012, compared to $601,000 and $1.2 million for the same periods in 2011. The decrease in stock compensation expense primarily reflects the full vesting of options and restricted stock issued in January 2007, partially offset by the recognition of stock compensation expense related to options and restricted stock issued in 2012.

Income Tax Benefit

The effective tax rate was 16.3% and 32.0% for the three and six months ended June 30, 2012, compared to 35.7% and 35.8% for the same periods in 2011. The increase in the income tax benefit for the six months ended June 30, 2012, compared to the same period in 2011, primarily reflects the Company’s outside basis difference in its foreign operations.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $365.9 million at June 30, 2012, compared to $345.7 million at December 31, 2011. The increase in consolidated assets primarily reflects an increase in premiums receivable, the reinsurance recoverable, federal income taxes recoverable and other assets. The increase in premiums receivable reflects the increase in direct premiums written and the impact of January 1 renewal business. The increase in the reinsurance recoverable primarily reflects amounts due from reinsurers related to two large claims in the segregated portfolio cell reinsurance segment. The increase in the federal income tax recoverable primarily reflects 2012 estimated payments. The increase in other assets primarily reflects an increase in prepaid reinsurance premiums and deductibles receivable. The increase in prepaid reinsurance premiums reflects January 1 renewals, while the increase in the deductible receivable reflects the timing of claims paid on deductible policies that are due from insureds.

Consolidated liabilities totaled $235.3 million at June 30, 2012, compared to $217.4 million at December 31, 2011. The increase in consolidated liabilities primarily reflects an increase in loss and LAE reserves, unearned premiums, and the segregated portfolio cell dividend payable, partially offset by a decrease in advance premiums and accounts payable and accrued expenses. The increase in loss and LAE reserves primarily reflects the increase in net premiums earned. Unearned premiums are higher as of June 30 as a result of the high volume of workers’ compensation business with a January 1 effective date. The increase in the segregated portfolio cell dividend payable reflects the 2012 results of operations of the segregated portfolio cell reinsurance segment, partially offset by dividends paid to the preferred shareholders of certain segregated cells. The decrease in advance premium primarily reflects the timing of premium receipts prior to the policy effective date, which is typically higher at December 31 due to the volume of January 1 policy renewals. The decrease in accounts payable and accrued expenses primarily reflects the payment of 2011 premium tax liabilities and 2011 employee bonuses, partially offset by an increase in commissions payable.

Consolidated equity totaled $130.6 million at June 30, 2012, compared to $128.3 million at December 31, 2011. The increase in consolidated equity primarily reflects net income for the six months ended June 30, 2012 and an increase in the estimated fair value of the Company’s equity securities, partially offset by common stock repurchases and shareholder dividends.

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

The Company has a $10.0 million revolving line of credit available to provide additional liquidity if needed. The line of credit matures on May 2, 2013 and may be renewed annually for additional periods expiring on May 1 at the lender’s discretion. Outstanding balances under the line of credit bear interest at an adjustable monthly rate equal to LIBOR plus 2.0% per annum. There were no outstanding balances under the line of credit as of June 30, 2012.

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

CASH FLOWS

Cash flows from continuing operations for the six months ended June 30, 2012 and 2011 were as follows (unaudited, in thousands):

	2012	2011
Cash flows provided by operating activities	$5,241	$11,815
Cash flows used in investing activities	(11,629)	(487)
Cash flows used in financing activities	(3,486)	(10,467)

Net (decrease) increase in cash and cash equivalents	$(9,874)	$861

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

The decrease in cash flows provided by operating activities from 2011 to 2012 primarily reflects an increase in deposit premiums paid to reinsurers, an increase in estimated federal income tax payments, and an increase in personnel costs, partially offset by an increase in premiums collected.

The increase in cash flows used in investing activities from 2011 to 2012 primarily reflects an increase in fixed income security purchases and a decrease in the sale of fixed income securities. The decrease in the sale of fixed income securities primarily reflects the decrease in common stock repurchases. During 2011, the Company sold fixed income securities in order to repurchase its common stock.

The decrease in cash used in financing activities from 2011 to 2012 primarily reflects the decrease in common stock repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 30, 2012, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Issuer Purchases of Equity Securities

As of June 30, 2012, the Company has repurchased 4,017,105 shares of its common stock. Under the current plan, authorized by the Company’s Board of Directors, the Company may repurchase up to an additional 920,030 shares. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

The following table presents information with respect to those purchases of our common stock made during the six months ended June 30, 2012 and 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2012	—	$—	—	1,086,567
February 1-29, 2012	—	$—	—	1,086,567
March 1-31, 2012	—	$—	—	1,086,567
April 1-30, 2012	—	$—	—	1,086,567
May 1-31, 2012	166,537	$14.49	166,537	920,030
June 1-30, 2012	—	$—	—	920,030

Total	166,537	$14.49	166,537

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2011	129,110	$12.34	129,110	987,855
February 1-28, 2011	31,976	$13.02	31,976	955,879
March 1-31, 2011	360,832	$12.57	360,832	595,047
April 1-30, 2011	72,948	$12.86	72,948	522,099
May 1-31, 2011	111,984	$13.24	111,984	410,115
June 1-30, 2011	26,405	$13.21	26,405	383,710

Total	733,255	$12.70	733,255

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.(*)

(*)	To be filed by amendment pursuant to Rule 405(a)(ii).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: August 2, 2012	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: August 2, 2012	By:	/S/ KEVIN M. SHOOK
Kevin M. Shook,
Executive Vice President, Treasurer and Chief Financial Officer