Form 10-Q
period 2012-09-30
Eastern Insurance Holdings, Inc.
filed 2012-11-01
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2012,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of October 31, 2012
Common Stock, No Par Value	7,910,609 (Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30 2012	December 31 2011
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $138,451; $128,619)	$144,217	$133,422
Convertible bonds, at estimated fair value (amortized cost, $17,346; $16,856)	18,866	17,574
Equity securities, at estimated fair value (cost, $18,549; $16,566)	21,319	17,629
Other long-term investments, at estimated fair value (cost, $7,000; $8,100)	9,704	10,209

Total investments	194,106	178,834

Cash and cash equivalents	49,368	52,448
Accrued investment income	1,059	972
Premiums receivable (net of allowance, $356; $225)	72,252	56,443
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	18,470	15,720
Deferred acquisition costs	10,003	9,206
Deferred income taxes, net	2,564	1,768
Federal income taxes recoverable	896	731
Intangible assets	4,532	5,137
Goodwill	10,752	10,752
Other assets	14,941	13,668

Total assets	$378,943	$345,679

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$115,685	$106,077
Unearned premium reserves	80,211	63,432
Advance premium	164	747
Accounts payable and accrued expenses	19,150	18,892
Ceded reinsurance balances payable	9,629	10,265
Segregated portfolio cell dividend payable	17,263	15,774
Policyholder dividends payable	2,496	2,233

Total liabilities	$244,598	$217,420

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares – 5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares – 20,000,000; issued – 11,927,714 and 11,786,014; respectively; outstanding – 7,910,609 and 7,935,446, respectively	—	—
Unearned ESOP compensation	(2,803)	(3,364)
Additional paid in capital	117,111	116,272
Treasury stock, at cost (4,017,105 and 3,850,568 shares, respectively)	(56,532)	(54,109)
Retained earnings	72,346	66,910
Accumulated other comprehensive income, net	4,223	2,550

Total shareholders’ equity	134,345	128,259

Total liabilities and shareholders’ equity	$378,943	$345,679

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Net premiums earned	$41,397	$33,917	$116,618	$96,002
Net investment income	892	1,013	2,906	2,947
Change in equity interest in limited partnerships	290	(354)	738	291
Net realized investment gains (losses)	1,023	(1,306)	1,511	500
Other revenue	84	86	239	348

Total revenue	43,686	33,356	122,012	100,088

EXPENSES
Losses and loss adjustment expenses incurred	27,849	21,051	76,335	61,216
Acquisition and other underwriting expenses	5,486	3,630	15,391	10,356
Other expenses	6,224	6,265	18,119	18,197
Amortization of intangibles	202	254	605	762
Policyholder dividend expense	493	204	715	823
Segregated portfolio dividend expense	29	1,007	1,414	2,196

Total expenses	40,283	32,411	112,579	93,550

Income from continuing operations before income taxes	3,403	945	9,433	6,538
Income tax expense from continuing operations	617	289	2,377	2,011

Net income from continuing operations	2,786	656	7,056	4,527

Discontinued operations:
Income tax benefit	—	(368)	—	(368)

Net income from discontinued operations	—	368	—	368

Net income	$2,786	$1,024	$7,056	$4,895

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during period, net of tax of $682, $(912), $1,180 and $(183)	1,267	(1,694)	2,191	(339)
Amortization of unrecognized benefit plan amounts, net of tax of $2, $123, $7, and $126	4	229	13	234
Less: Reclassification adjustment for gains included in net income, net of tax of $149, $77, $305, and $657	238	142	531	1,268

Other comprehensive income (loss)	1,033	(1,607)	1,673	(1,373)

Comprehensive income (loss)	$3,819	$(583)	$8,729	$3,522

	Three Months Ended September 30		Nine Months Ended September 30
Earnings per share (See Note 3):	2012	2011	2012	2011
Basic earnings per share:
Income from continuing operations	$0.37	$0.08	$0.92	$0.56
Income from discontinued operations	N/A	$0.05	N/A	$0.05
Diluted earnings per share:
Income from continuing operations	$0.36	$0.08	$0.90	$0.56
Income from discontinued operations	N/A	$0.05	N/A	$0.04

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2012

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2012

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income, Net of Tax	Total
Balance, July 1, 2012	—	7,910,609	—	$(2,991)	$116,772	$(56,532)	$70,112	$3,190	$130,551
ESOP shares released	—	—	—	188	130	—	—	—	318
Equity awards	—		—	—	201	—	—	—	201
Income taxes related to equity awards	—	—	—	—	8	—	—	—	8
Shareholder dividend	—	—	—	—	—	—	(552)	—	(552)
Net income	—	—	—	—	—	—	2,786	—	2,786
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,033	1,033

Balance, September 30, 2012	—	7,910,609	—	$(2,803)	$117,111	$(56,532)	$72,346	$4,223	$134,345

Nine Months Ended September 30, 2012

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income, Net of Tax	Total
Balance, January 1, 2012	—	7,935,446	—	$(3,364)	$116,272	$(54,109)	$66,910	$2,550	$128,259
ESOP shares released	—	—	—	561	318	—	—	—	879
Equity awards	—	141,700	—	—	510	—	—	—	510
Income taxes related to equity awards	—	—	—	—	11	—	—	—	11
Repurchase of common stock	—	(166,537)	—	—	—	(2,423)	—	—	(2,423)
Shareholder dividend	—	—	—	—	—	—	(1,620)	—	(1,620)
Net income	—	—	—	—	—	—	7,056	—	7,056
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,673	1,673

Balance, September 30, 2012	—	7,910,609	—	$(2,803)	$117,111	$(56,532)	$72,346	$4,223	$134,345

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2011

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2011

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income, Net of Tax	Total
Balance, July 1, 2011	—	8,232,770	—	$(3,741)	$115,263	$(50,161)	$64,118	$4,055	$129,534
ESOP shares released	—	—	—	189	60	—	—	—	249
Equity awards	—	1,500	—	—	392	—	—	—	392
Repurchase of common stock	—	(271,828)	—	—	—	(3,590)	—	—	(3,590)
Shareholder dividend	—	—	—	—	—	—	(562)	—	(562)
Net income	—	—	—	—	—	—	1,024	—	1,024
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,607)	(1,607)

Balance, September 30, 2011	—	7,962,442	—	$(3,552)	$115,715	$(53,751)	$64,580	$2,448	$125,440

Nine Months Ended September 30, 2011

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income, Net of Tax	Total
Balance, January 1, 2011	—	8,964,344	—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711
ESOP shares released	—	—	—	559	139	—	—	—	698
Equity awards	—	1,500	—	—	1,104	—	—	—	1,104
Repurchase of common stock	—	(1,003,402)	—	—	—	(12,916)	—	—	(12,916)
Shareholder dividend	—	—	—	—	—	—	(1,679)	—	(1,679)
Net income	—	—	—	—	—	—	4,895	—	4,895
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,373)	(1,373)

Balance, September 30, 2011	—	7,962,442	—	$(3,552)	$115,715	$(53,751)	$64,580	$2,448	$125,440

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net income from continuing operations	$7,056	$4,527
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	599	547
Amortization of bond premium/discount	900	505
Net realized investment gains	(1,511)	(613)
Change in equity interest in limited partnerships	(738)	(291)
Deferred tax benefit	(1,519)	(536)
Stock compensation	1,389	1,825
Intangible asset amortization	605	762
Changes in assets and liabilities:
Accrued investment income	(87)	84
Premiums receivable	(15,809)	(13,818)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(2,750)	(860)
Deferred acquisition costs	(797)	(1,970)
Other assets	(1,896)	(2,127)
Reserves for unpaid losses and loss adjustment expenses	9,608	8,788
Unearned and advance premium	16,196	15,225
Ceded reinsurance balances payable	(636)	2,303
Accounts payable and accrued expenses	278	967
Segregated portfolio cell dividend payable	1,243	1,944
Policyholder dividends payable	263	330
Federal income taxes recoverable/payable	(165)	1,070

Net cash provided by operating activities	12,229	18,662

Cash flows from investing activities:
Purchase of fixed income securities	(37,383)	(34,903)
Purchase of equity securities	(7,246)	(9,646)
Proceeds from sale of fixed income securities	17,274	30,711
Proceeds from maturities/calls of fixed income securities	9,865	10,858
Proceeds from sale of equity securities	5,582	3,908
Proceeds from sale other long-term investments	1,248	—
Purchase of equipment, net	(617)	(701)

Net cash (used in) provided by investing activities	(11,277)	227

Cash flows from financing activities:
Repurchase of common stock	(2,423)	(12,916)
Shareholder dividend	(1,620)	(1,679)
Income taxes related to equity awards	11	(23)

Net cash used in financing activities	(4,032)	(14,618)

Net (decrease) increase in cash and cash equivalents	(3,080)	4,271
Cash and cash equivalents, beginning of period	52,448	45,855

Cash and cash equivalents, end of period	$49,368	$50,126

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

Recent Accounting Pronouncements

Accounting Standards Update 2012-03

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB ASU 2010-22” (“ASU 2012-03). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements and Disclosures – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU 2011-04 was effective for periods beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not affect the Company’s financial condition or results of operations.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption was permitted, but not required. The Company adopted ASU 2010-26 effective January 1, 2012 and applied it prospectively. As a result of adoption, the Company expensed certain underwriting salaries totaling approximately $566 ($368, net of tax) and $1,511 ($982, net of tax) for the three and nine months ended September 30, 2012, respectively, that would have been capitalized under the previous accounting guidance to give effect to unsuccessful acquisition or renewal activities. If the new accounting guidance had been adopted effective January 1, 2011, the Company would have recognized additional expense related to underwriting salaries totaling $340 ($221, net of tax) and $1,278 ($831, net of tax) for the three and nine months ended September 30, 2011, respectively.

3. Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period.

Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and nine months ended September 30, 2012 and 2011 were as follows (unaudited, in thousands, except share and per share data):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income for basic and diluted earnings per share	$2,786	$1,024	$7,056	$4,895
Less: Dividends declared – common and unvested restricted share units	(552)	(562)	(1,620)	(1,679)

Undistributed earnings	2,234	462	5,436	3,216
Percent allocated to common shareholders	98.1%	99.3%	98.1%	99.3%

	2,192	459	5,333	3,193
Add: Dividends declared – common shares	543	558	1,589	1,668

	$2,735	$1,017	$6,922	$4,861

Denominator for basic earnings per share	7,480,526	7,694,403	7,539,870	7,967,230
Effect of dilutive securities	146,340	115,679	139,633	113,124

Denominator for diluted earnings per common share	7,626,866	7,810,082	7,679,503	8,080,354

Basic earnings per share:
Income from continuing operations	$0.37	$0.08	$0.92	$0.56
Income from discontinued operations	N/A	0.05	N/A	0.05
Diluted earnings per share:
Income from continuing operations	$0.36	$0.08	$0.90	$0.56
Income from discontinued operations	N/A	0.05	N/A	0.04
Cash dividends per share	$0.07	$0.07	$0.21	$0.21

The following table provides a summary of the equity awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive (unaudited):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Total outstanding equity awards	1,387,000	1,031,765	1,387,000	1,031,765
Dilutive equity awards	(146,340)	(115,679)	(139,633)	(113,124)

Equity awards excluded from earnings per share calculation	1,240,660	916,086	1,247,367	918,641

4. Stock-Based Compensation

On February 24, 2012, the Company granted non-qualified stock options and restricted stock awards to certain employees and directors. Stock options and restricted stock awards granted totaled 218,500 and 128,700, respectively, and were issued under the Company’s 2006 Stock Incentive Plan. The closing price of the Company’s common stock on the grant date was $14.45. On May 18, 2012, the Company issued an additional 13,000 restricted stock awards and 17,503 stock options with a grant date fair value of $14.68. The terms of the stock options and restricted stock are consistent with prior grants issued by the Company.

5. Goodwill

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of September 30, 2012 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30.

For the 2012 annual impairment test, the fair value of the workers’ compensation insurance segment was estimated using a discounted cash flow analysis, using management’s internal five-year forecast for the workers’ compensation insurance segment and a terminal value estimated using a long-term growth rate of 5.0% and a discount rate of 13.0%. Cash flows were adjusted, as necessary, to maintain adequate capital requirements.

The estimated fair value of the workers’ compensation insurance segment, based on the discounted cash flow analysis, exceeded its carrying value as of September 30, 2012; therefore, goodwill was considered not impaired, and the second step of the impairment test was not necessary.

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheets as of September 30, 2012 and December 31, 2011:

Level 1 – Represents financial assets whose fair value is determined based upon observable unadjusted quoted market prices for identical financial assets in active markets that the Company can access. An example of a Level 1 input utilized to measure fair value includes the closing price of one share of common stock on an active exchange market. The Company considers U.S. Treasuries and equity securities as Level 1 assets.

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of September 30, 2012 (unaudited) and December 31, 2011, excluding the segregated portfolio cell reinsurance segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	9/30/12	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$16,937	$12,712	$4,225	$—
States, municipalities, and political subdivisions	47,445	—	47,445	—
Corporate securities	18,795	—	18,795	—
Residential mortgage-backed securities	21,293	—	21,293	—
Commercial mortgage-backed securities	169	—	169	—
Collateralized mortgage obligations	11,561	—	11,561	—
Other structured securities	1,027	—	1,027	—
Convertible bonds	18,866	—	18,866	—
Equity securities – available for sale	14,314	14,314	—	—

Total	$150,407	$27,026	$123,381	$—

		Fair Value Measurements at Reporting Date Using
	12/31/11	Level 1	Level 2	Level 3
Fixed income securities – available for sale:
U.S. Treasuries and government agencies	$16,143	$9,676	$6,467	$—
States, municipalities, and political subdivisions	42,316	—	42,316	—
Corporate securities	21,509	—	21,509	—
Residential mortgage-backed securities	22,360	—	22,360	—
Commercial mortgage-backed securities	206	—	206	—
Collateralized mortgage obligations	5,876	—	5,876	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	17,574	—	17,574	—
Equity securities – available for sale	12,939	12,939	—	—

Total	$139,946	$22,615	$117,331	$—

There were no transfers between Level 1 and Level 2 securities for the three and nine months ended September 30, 2012.

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company did not adjust security prices during the three or nine months ended September 30, 2012 and 2011. Management has controls in place to validate the reasonableness of fair values provided by the independent pricing service, including testing the fair value of a sample of securities on a quarterly basis by comparing fair values from different pricing sources. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities.

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

As of September 30, 2012 and December 31, 2011, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (unaudited, in thousands):

	9/30/12	12/31/11
Multi-strategy fund of funds	$5,931	$5,578
Natural resources	—	1,262
Structured finance opportunity fund	3,127	2,769
Open-ended investment fund	646	600

Total	$9,704	$10,209

The activity in the Company’s limited partnership investments for the three and nine months ended September 30, 2012 and 2011 was as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$10,657	$12,080	$10,209	$11,435
Contributions	—	—	—	—
Withdrawals	(1,243)	—	(1,243)	—
Unrealized change in interest	290	(354)	738	291

Balance, end of period	$9,704	$11,726	$9,704	$11,726

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

7. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of September 30, 2012 and December 31, 2011 (unaudited, in thousands):

September 30, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$19,661	$516	$—	$20,177
States, municipalities, and political subdivisions	44,426	3,021	(2)	47,445
Corporate securities	41,605	940	—	42,545
Residential mortgage-backed securities	20,219	1,074	—	21,293
Commercial mortgage-backed securities	148	21	—	169
Collateralized mortgage obligations	11,392	181	(12)	11,561
Other structured securities	1,000	27	—	1,027

Total fixed income securities	138,451	5,780	(14)	144,217
Equity securities	18,549	2,802	(32)	21,319

Total fixed income and equity securities	$157,000	$8,582	$(46)	$165,536

December 31, 2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$15,524	$619	$—	$16,143
States, municipalities, and political subdivisions	39,904	2,416	(4)	42,316
Corporate securities	44,748	752	(2)	45,498
Residential mortgage-backed securities	21,499	861	—	22,360
Commercial mortgage-backed securities	187	19	—	206
Collateralized mortgage obligations	5,753	134	(11)	5,876
Other structured securities	1,004	19	—	1,023

Total fixed income securities	128,619	4,820	(17)	133,422
Equity securities	16,566	1,546	(483)	17,629

Total fixed income and equity securities	$145,185	$6,366	$(500)	$151,051

Corporate securities include an investment in a fixed income mutual fund, held by the segregated portfolio cell reinsurance segment, with a cost and estimated fair value of 23,623 and $23,750, respectively, as of September 30, 2012. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include other asset-backed securities collateralized by auto loan receivables, equipment and manufactured homes.

	Less Than 12 Months			12 Months or More			Total
September 30, 2012	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities

States, municipalities, and political subdivisions	$436	$(2)	2	$—	$—	—	$436	$(2)	2
Collateralized mortgage obligations	1,244	(9)	2	172	(3)	2	1,416	(12)	4

Total fixed income securities	1,680	(11)	4	172	(3)	2	1,852	(14)	6
Equity securities	852	(32)	2	—	—	—	852	(32)	2

Total fixed income and equity securities	$2,532	$(43)	6	$172	$(3)	2	$2,704	$(46)	8

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

	Less Than 12 Months			12 Months or More			Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities

States, municipalities, and political subdivisions	$1,604	$(4)	4	$—	$—	—	$1,604	$(4)	4
Collateralized mortgage obligations	375	(11)	2	—	—	—	375	(11)	2

Total fixed income securities	1,979	(15)	6	—	—	—	1,979	(15)	6
Equity securities	3,302	(374)	6	—	—	—	3,302	(374)	6

Total fixed income and equity securities	$5,281	$(389)	12	$—	$—	—	$5,281	$(389)	12

Management has evaluated the unrealized losses related to its fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of September 30, 2012.

Management has evaluated the unrealized losses related to its equity securities and determined that they are primarily related to the current market conditions and not due to underlying issues related to the issuer or the industry in which the issuer operates. The equity securities have been in an unrealized loss position for less than twelve months and none of the securities had an estimated fair value less than 80% of its cost basis. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of September 30, 2012.

The Company recognized an other-than-temporary impairment of $40,000 related to one equity security during the three months ended September 30, 2012. The Company recognized other-than-temporary impairments of $127,000 related to two equity securities during nine months ended September 30, 2012. The impairments related equity securities that had been in an unrealized loss position for more than 12 months. The Company did not recognize any other-than-temporary impairments for the three and nine months ended September 30, 2011.

8. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three and nine months ended September 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$111,521	$100,637	$106,077	$95,963
Reinsurance recoverables on unpaid losses and LAE	14,539	8,484	11,805	7,864

Net balance, beginning of period	96,982	92,153	94,272	88,099

Incurred related to:
Current year	28,549	21,823	76,877	62,208
Prior year	(700)	(772)	(542)	(992)

Total incurred	27,849	21,051	76,335	61,216
Paid related to:
Current year	13,181	8,906	25,246	19,465
Prior year	10,952	8,599	44,663	34,151

Total paid	24,133	17,505	69,909	53,616

Net balance, end of period	100,698	95,699	100,698	95,699
Reinsurance recoverables on unpaid losses and LAE	14,987	9,052	14,987	9,052

Balance, end of period	$115,685	$104,751	$115,685	$104,751

Incurred losses by segment were as follows for the three and nine months ended September 30, 2012 and 2011, respectively (unaudited, in thousands):

Three Months Ended September 30, 2012

September 30, 2012	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$22,544	$6,327	$28,871
Current period discount	(179)	(143)	(322)
Prior year, gross of discount	—	(781)	(781)
Accretion of prior period discount	—	81	81

Total incurred	$22,365	$5,484	$27,849

Three Months Ended September 30, 2011

September 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$17,000	$5,467	$22,467
Current period discount	(474)	(170)	(644)
Prior year, gross of discount	—	(1,260)	(1,260)
Accretion of prior period discount	370	118	488

Total incurred	$16,896	$4,155	$21,051

Nine Months Ended September 30, 2012

September 30, 2012	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$61,979	$17,384	$79,363
Current period discount	(1,929)	(557)	(2,486)
Prior year, gross of discount	—	(2,361)	(2,361)
Accretion of prior period discount	1,430	389	1,819

Total incurred	$61,480	$14,855	$76,335

Nine Months Ended September 30, 2011

September 30, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$49,912	$14,691	$64,603
Current period discount	(1,819)	(576)	(2,395)
Prior year, gross of discount	—	(2,691)	(2,691)
Accretion of prior period discount	1,159	540	1,699

Total incurred	$49,252	$11,964	$61,216

The Company recognized favorable development in its segregated portfolio cell reinsurance segment of $781 and $2,361 for the three and nine months ended September 30, 2012, compared to favorable development of $1,260 and $2,691 for the same periods in 2011. The favorable development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred, and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

For the three and nine months ended September 30, 2012, the estimates of ultimate losses and LAE for prior accident periods produced from our actuarial methods were reasonably consistent with the estimates we prepared as of June 30, 2012 and December 31, 2011, and therefore we have not changed our best estimate of these amounts. Accordingly, the Company did not recognize any development on prior accident period workers compensation insurance reserves for the three and nine months ended September 30, 2012.

9. Segment Information

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

The following table provides the fee revenue generated by the segregated portfolio cell reinsurance segment and included in the Company’s workers’ compensation insurance and corporate/other segments for the three and nine months ended September 30, 2012 and 2011, respectively (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Workers’ compensation insurance segment	$1,231	$840	$4,095	$2,664
Corporate/other segment	194	543	629	1,597

Total	$1,425	$1,383	$4,724	$4,261

The fee revenue earned by the workers’ compensation insurance and corporate/other segments are included in acquisition and other underwriting expenses in the consolidated statements of operations and comprehensive income (loss).

The Company is a preferred shareholder in certain of the segregated portfolio cells. For those segregated portfolio cells in which the Company participates, the Company shares in the operating and investment results of those cells and recognizes its share of the segregated portfolio dividend in the consolidated statements of operations and comprehensive income.

The Company’s share of the segregated portfolio dividend, which is included in the corporate/other segment, was as follows for the three and six months ended September 30, 2012 and 2011, respectively (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segregated portfolio dividend income	$256	$110	$778	$648

Corporate/Other

The corporate/other segment primarily includes the expenses of the holding company, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of September 30, 2012. The corporate/other segment also included the Company’s interest in a segregated portfolio cell with an unaffiliated primary carrier that wrote insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the SprinklerPro contract on a run-off basis effective April 1, 2009. The Company commuted the SprinklerPro contract during the second quarter of 2012 and recognized a realized loss of $641,000 related to the commutation.

The following table represents the segment results for the three months ended September 30, 2012 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$33,181	$8,216	$—	$41,397
Net investment income	749	75	68	892
Change in equity interest in limited partnerships	258	—	32	290
Net realized investment (losses) gains	1,022	40	(39)	1,023
Other revenue	—	—	84	84

Total revenue	35,210	8,331	145	43,686

Expenses:
Losses and LAE incurred	22,365	5,484	—	27,849
Acquisition and other underwriting expenses	3,198	2,482	(194)	5,486
Other expenses	5,090	54	1,080	6,224
Amortization of intangibles	—	—	202	202
Policyholder dividend expense	467	26	—	493
Segregated portfolio dividend expense	—	285	(256)	29

Total expenses	31,120	8,331	832	40,283

Income (loss) from continuing operations before income taxes	4,090	—	(687)	3,403
Income tax expense (benefit) from continuing operations	1,003	—	(386)	617

Net income (loss) from continuing operations	$3,087	$—	$(301)	$2,786

Total assets	$332,694	$68,124	$(21,875)	$378,943

The following table represents the segment results for the three months ended September 30, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$26,388	$7,529	$—	$33,917
Net investment income	808	99	106	1,013
Change in equity interest in limited partnerships	(269)	—	(85)	(354)
Net realized investment (losses) gains	(1,436)	(22)	152	(1,306)
Other revenue	—	—	86	86

Total revenue	25,491	7,606	259	33,356

Expenses:
Losses and LAE incurred	16,896	4,155	—	21,051
Acquisition and other underwriting expenses	1,903	2,270	(543)	3,630
Other expenses	4,106	56	2,103	6,265
Amortization of intangibles	—	—	254	254
Policyholder dividend expense	196	8	—	204
Segregated portfolio dividend expense	—	1,117	(110)	1,007

Total expenses	23,101	7,606	1,704	32,411

Income (loss) from continuing operations before income taxes	2,390	—	(1,445)	945
Income tax expense (benefit) from continuing operations	875	—	(586)	289

Net income (loss) from continuing operations	$1,515	$—	$(859)	$656

Total assets	$301,443	$61,225	$(20,728)	$341,940

The following table represents the segment results for the nine months ended September 30, 2012 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$92,818	$23,800	$—	$116,618
Net investment income	2,385	249	272	2,906
Change in equity interest in limited partnerships	620	—	118	738
Net realized investment gains	1,618	506	(613)	1,511
Other revenue	—	—	239	239

Total revenue	97,441	24,555	16	122,012

Expenses:
Losses and LAE incurred	61,480	14,855	—	76,335
Acquisition and other underwriting expenses	8,793	7,227	(629)	15,391
Other expenses	14,790	218	3,111	18,119
Amortization of intangibles	—	—	605	605
Policyholder dividend expense	652	63	—	715
Segregated portfolio dividend expense	—	2,192	(778)	1,414

Total expenses	85,715	24,555	2,309	112,579

Income (loss) from continuing operations before income taxes	11,726	—	(2,293)	9,433
Income tax expense (benefit) from continuing operations	3,278	—	(901)	2,377

Net income (loss) from continuing operations	$8,448	$—	$(1,392)	$7,056

Total assets	$332,694	$68,124	$(21,875)	$378,943

The following table represents the segment results for the nine months ended September 30, 2011 (unaudited, in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$75,089	$20,913	$—	$96,002
Net investment income	2,568	351	28	2,947
Change in equity interest in limited partnerships	273	—	18	291
Net realized investment gains	204	45	251	500
Other revenue	—	—	348	348

Total revenue	78,134	21,309	645	100,088

Expenses:
Losses and LAE incurred	49,252	11,964	—	61,216
Acquisition and other underwriting expenses	5,678	6,275	(1,597)	10,356
Other expenses	11,839	205	6,153	18,197
Amortization of intangibles	—	—	762	762
Policyholder dividend expense	802	21	—	823
Segregated portfolio dividend expense	—	2,844	(648)	2,196

Total expenses	67,571	21,309	4,670	93,550

Income (loss) from continuing operations before income taxes	10,563	—	(4,025)	6,538
Income tax expense (benefit) from continuing operations	3,520	—	(1,509)	2,011

Net income (loss) from continuing operations	$7,043	$—	$(2,516)	$4,527

Total assets	$301,443	$61,225	$(20,728)	$341,940

10. Segregated Portfolio Cell Reinsurance Segment

The segregated portfolio cell reinsurance segment’s assets and liabilities as of September 30, 2012 (unaudited) and December 31, 2011 (unaudited), which are included in the Company’s consolidated balance sheets, were as follows:

	September 30 2012	December 31 2011
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $26,862; $23,991)	$26,990	$23,989
Equity securities, at estimated fair value (cost, $6,504; $4,305)	7,005	4,690

Total investments	33,995	28,679

Cash and cash equivalents	5,679	8,696
Reinsurance recoverable on paid and unpaid losses and LAE	5,290	2,517
Deferred acquisition costs	4,439	3,746
Other assets	4,579	3,938
Due from affiliates, net	14,142	11,699

Total assets	$68,124	$59,275

LIABILITIES
Reserves for unpaid losses and LAE	$28,317	$24,762
Unearned premium reserves	16,528	13,458
Accounts payable and accrued expenses	145	153
Segregated portfolio cell dividend payable	17,263	15,774
Policyholder dividends payable	128	66
Due to affiliates, net	5,718	5,037

Total liabilities	68,099	59,250

SHAREHOLDERS’ EQUITY
Preferred stock outstanding	25	25

Total shareholders’ equity	25	25

Total liabilities and shareholders’ equity	$68,124	$59,275

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

AIG Arbitration

On September 6, 2011, the Company served a written demand (the “Arbitration Demand”) initiating arbitration proceedings against various AIG Companies under 24 reinsurance treaties pursuant to which the Company reinsured AIG Companies for certain pollution liability risks related to underground storage tanks for the policy years 1990 through 1999 (the “Treaties”). The Treaties were cancelled by Eastern Re in 1999. In the Arbitration Demand, the Company seeks an award from the arbitration panel compelling AIG Companies to permit the Company to examine the bases for certain paid losses and loss reserves ceded by AIG Companies to Eastern Re under the Treaties. The Company believes that the Treaties permit such an audit.

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

During the first quarter of 2012, the Company received quarterly claims data from AIG Companies that reflected unfavorable claim development under the reinsurance treaties. The Company is unable to substantiate the reliability of the claims data reported by AIG Companies and, as a result, has not adjusted its consolidated financial statements for the amounts reported by AIG Companies. The Company continues to believe it has adequately reserved the claims at issue.

The Company commenced an audit of the claims covered under the Treaties during the third quarter of 2012. The claim audit is on-going and there has been no additional information yet reported by the auditors that would cause the Company to revise its estimates or position with respect to the pending arbitration.

It is reasonably possible that the final outcome of the arbitration could go against the Company, which could result in a material, adverse effect on the Company’s results of operations and financial condition.

12. Subsequent Events

Management performed an evaluation of subsequent events through the issuance date of the consolidated financial statements and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of September 30, 2012.

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

Overview

The Company reported net income from continuing operations of $2.8 million and $7.1 million for the three and nine months ended September 30, 2012, compared to net income from continuing operations of $656,000 and $4.5 million for the same periods in 2011. The Company’s consolidated combined ratio was 97.2% and 95.3% for the three and nine months ended September 30, 2012, compared to 92.6% and 95.2% for the same periods in 2011.

The Company’s results of operations for the three and nine months ended September 30, 2012, when compared to the same periods in 2011, reflect the following:

•

Net premiums earned increased 22.1% and 21.5% for the three and nine months ended September 30, 2012, compared to the same period in 2011. The increase primarily reflects new business writings, an increase in audit premium and renewal rate increases, partially offset by a decrease in the renewal retention rate.

•

Net realized investment gains (losses) for the three and nine months ended September 30, 2012 reflect an increase in the estimated fair value of the Company’s convertible bond portfolio of $589,000 and $803,000 for the three and nine months ended September 30, 2012, compared to a decrease in the estimated fair value of $1.5 million for the same periods in 2011. Net realized investment gains for the nine months ended September 30, 2012 include a realized loss of $641,000 related to the commutation of the SprinklerPro contract during the second quarter.

•

The increase in the combined ratio from 2011 to 2012 primarily reflects an increase in the accident period loss ratio in both the workers’ compensation insurance and segregated portfolio cell reinsurance segments. The consolidated expense ratio decreased from 2011 to 2012, primarily reflecting the increase in net premiums earned and a decrease in stock compensation expense, partially offset by the change in accounting related to deferred acquisition costs.

•

Effective January 1, 2012, the Company adopted ASU 2010-26, which resulted in a decrease in the amount of underwriting salaries capitalized and deferred over the life of the underlying workers’ compensation insurance policies. The change in accounting resulted in the Company expensing underwriting salaries of approximately $566,000 ($368,000, net of tax) and $1,511,000 ($982,000 net of tax) for the three and nine months ended September 30, 2012 that would have been capitalized and deferred prior to the adoption of ASU 2010-26. The adoption of ASU 2012-26 increased the Company’s consolidated expense ratio by 1.4 and 1.3 percentage points for the three and nine months ended September 30, 2012, respectively.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance, segregated portfolio cell reinsurance and run-off specialty reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of September 30, 2012, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of September 30, 2012 and December 31, 2011, the Company’s reserves for unpaid losses and LAE were reduced by $6.2 million and $5.7 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and corporate/other segments as of September 30, 2012 (unaudited) and December 31, 2011 are summarized below (in thousands):

September 30, 2012	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Corporate/ Other	Total
Case / tabular reserves	$44,754	$8,785	$—	$53,539
Case incurred development, IBNR, and unallocated LAE reserves	38,020	15,157	206	53,383
Amount of discount	(5,027)	(1,197)	—	(6,224)

Net reserves	77,747	22,745	206	100,698
Reinsurance recoverables on unpaid losses and LAE	9,415	5,572	—	14,987

Reserves for unpaid losses and LAE	$87,162	$28,317	$206	$115,685

December 31, 2011	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Corporate/ Other	Total
Case / tabular reserves	$39,380	$10,229	$—	$49,609
Case incurred development, IBNR, and unallocated LAE reserves	37,249	12,931	206	50,386
Amount of discount	(4,527)	(1,196)	—	(5,723)

Net reserves	72,102	21,964	206	94,272
Reinsurance recoverables on unpaid losses and LAE	9,007	2,798	—	11,805

Reserves for unpaid losses and LAE	$81,109	$24,762	$206	$106,077

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at estimated fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value at the balance sheet date. The amount written down is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss). Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. The Company recognized other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $40,000 and $127,000 during the three and nine months ended September 30, 2012. There were no impairments during the three and nine months ended September 30, 2011. There were no other-than-temporary impairments in the segregated portfolio cell reinsurance segment during the three and nine months ended September 30, 2012. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $35,000 and $36,000 for the three and nine months ended September 30, 2011, respectively.

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

The Company recognized an other-than-temporary impairment of $40,000 related to one equity security during the three months ended September 30, 2012. The Company recognized other-than-temporary impairments of $127,000 related to two equity securities during nine months ended September 30, 2012. The impairments related equity securities that had been in an unrealized loss position for more than 12 months. The Company did not recognize any other-than-temporary impairments related to its equity security portfolio for the three and nine months ended September 30, 2011.

As of September 30, 2012, the Company held equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $32,000, none of which were in an unrealized loss position for more than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of September 30, 2012. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

There were no other-than-temporary impairments related to the Company’s fixed income security portfolio during the three and nine months ended September 30, 2012 or 2011.

As of September 30, 2012, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $14,000, of which $3,000 were in an unrealized loss position for more than twelve months. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other-than-temporarily impaired as of September 30, 2012. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

There were no other-than-temporary impairments related to the Company’s limited partnership investments during the three and nine months ended September 30, 2012 or 2011.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of September 30, 2012 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30.

For the 2012 annual impairment test, the fair value of the workers’ compensation insurance segment was estimated using a discounted cash flow analysis, using management’s internal five-year forecast for the workers’ compensation insurance segment and a terminal value estimated using a long-term growth rate of 5.0% and a discount rate of 13.0%. Cash flows were adjusted, as necessary, to maintain adequate capital requirements.

The estimated fair value of the workers’ compensation insurance segment, based on the discounted cash flow analysis, exceeded its carrying value as of September 30, 2012; therefore, goodwill was considered not impaired, and the second step of the impairment test was not necessary.

In the event the operating results of the Company’s workers’ compensation insurance segment were to be adversely impacted by a significant loss of business or higher than expected losses and LAE, management’s internal forecast may need to be re-evaluated, which could result in an estimated fair value that is less than the carrying value of the workers’ compensation insurance segment and the need to recognize a goodwill impairment.

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of September 30, 2012, the Company recorded a net deferred tax asset of $2.6 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of September 30, 2012, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $10.7 million as of September 30, 2012. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes.

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

Recent Accounting Pronouncements

Accounting Standards Update 2012-03

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB ASU 2010-22” (“ASU 2012-03). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements and Disclosures – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU 2011-04 was effective for periods beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not affect the Company’s financial condition or results of operations.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption was permitted, but not required. The Company adopted ASU 2010-26 effective January 1, 2012 and applied it prospectively. As a result of adoption, the Company expensed certain underwriting salaries totaling approximately $566,000 ($368,000, net of tax) and $1,511,000 ($982,000 net of tax) for the three and nine months ended September 30, 2012, respectively, that would have been capitalized under the previous accounting guidance to give effect to unsuccessful acquisition or renewal activities. If the new accounting guidance had been adopted effective January 1, 2011, the Company would have recognized additional expense related to underwriting salaries totaling $340,000 ($221,000, net of tax) and $1,278,000 ($831,000 net of tax) for the three and nine months ended September 30, 2011, respectively.

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and nine months ended September 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net premiums written	$45,026	$37,863	$133,396	$111,621

Net premiums earned	41,397	33,917	116,618	96,002
Net investment income	892	1,013	2,906	2,947
Change in equity interest in limited partnerships	290	(354)	738	291
Net realized investment gains (losses)	1,023	(1,306)	1,511	500
Other revenue	84	86	239	348

Consolidated revenue	$43,686	$33,356	$122,012	$100,088

The increase in consolidated revenue from 2011 to 2012 primarily reflects the increase in net premiums earned and net realized investment gains, partially offset by a decrease in net investment income and other revenue.

The components of consolidated net income from continuing operations, by segment, for the three and nine months ended September 30, 2012 and 2011 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Workers’ compensation insurance	$3,087	$1,515	$8,448	$7,043
Segregated portfolio cell reinsurance	—	—	—	—
Corporate / other	(301)	(859)	(1,392)	(2,516)

Consolidated net income from continuing operations	$2,786	$656	$7,056	$4,527

The increase in net income in the workers’ compensation insurance segment primarily reflects the increase in net premiums earned and the increase in the estimated fair value of the convertible bond portfolio, partially offset by a decrease in net investment income and an increase in the combined ratio.

The decrease in the net loss in the corporate/other segment primarily reflects a change in the Company’s internal organizational structure and a decrease in stock compensation expense. The decrease in the net loss for the nine months ended September 30, 2012 was partially offset by the realized loss related to the commutation of the SprinklerPro contract.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and nine months ended September 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Direct premiums written	$48,407	$41,750	$143,581	$121,298
Reinsurance premiums assumed	840	457	2,313	1,608
Ceded premiums written	(11,864)	(11,473)	(39,367)	(35,331)

Net premiums written	37,383	30,734	106,527	87,575
Change in unearned premiums	(4,202)	(4,346)	(13,709)	(12,486)

Net premiums earned	33,181	26,388	92,818	75,089
Net investment income	749	808	2,385	2,568
Change in equity interest in limited partnerships	258	(269)	620	273
Net realized investment gains (losses)	1,022	(1,436)	1,618	204

Total revenue	35,210	25,491	97,441	78,134

Expenses:
Losses and LAE incurred	22,365	16,896	61,480	49,252
Acquisition and other underwriting expenses	3,198	1,903	8,793	5,678
Other expenses	5,090	4,106	14,790	11,839
Policyholder dividend expense	467	196	652	802

Total expenses	31,120	23,101	85,715	67,571

Income before income taxes	4,090	2,390	11,726	10,563
Income tax expense	1,003	875	3,278	3,520

Net income	$3,087	$1,515	$8,448	$7,043

The workers’ compensation insurance ratios were as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss and LAE ratio	67.4%	64.0%	66.2%	65.6%
Expense ratio	25.0%	22.8%	25.4%	23.3%
Policyholder dividend expense ratio	1.4%	0.7%	0.7%	1.1%

Combined ratio	93.8%	87.5%	92.3%	90.0%

Premiums

The increase in direct premiums written primarily reflects new business sales $29.8 million, an increase in audit premium and renewal rate increases of 3.5%, partially offset by a decrease in the renewal retention rate. For the three and nine months ended September 30, 2012, the Company recognized audit premium from customers totaling $1.6 million and $3.6 million, respectively, in the aggregate related to its traditional and alternative market books of business, compared to audit premium from customers of $983,000 and $1.4 million for the same periods in 2011, respectively. The Company’s traditional book of business recognized audit premium from customers of $1.5 million and $3.4 million for the three and nine months ended September 30, 2012, compared to audit premium from customers of $727,000 and $1.3 million for the same periods in 2011, respectively. In addition to audit premium from customers, the Company increased its EBUB estimate by $400,000 and $650,000 for the three and nine months ended September 30, 2012, compared to $350,000 for the same periods in 2011. The renewal retention rate decreased from 88.4% in 2011 to 83.9% in 2012. The decrease in the renewal retention rate primarily reflects the loss of seven accounts with total annual premiums of approximately $4.3 million in 2012.

Net Investment Income

The decrease in net investment income primarily reflects a decrease in dividend income and the decrease in the average yield on the fixed income portfolio. The decrease in dividend income primarily reflects the decrease in the Company’s equity security holdings from 2011 to 2012. The average yield on the fixed income portfolio was 2.84% as of September 30, 2012, compared to 3.33% as of September 30, 2011.

Net Realized Investment (Losses) Gains

The increase in net realized investment (losses) gains for the three and nine months ended September 30, 2012 primarily reflect the increase in the estimated fair value of the Company’s convertible bond portfolio. Net realized investment gains for the nine months ended September 30, 2011 include a realized gain of $959,000 related to the sale of an interest in an international equity fund that experienced an other-than-temporary write down prior to 2011.

Losses and LAE

The increase in the calendar period loss ratio for the three months ended September 30, 2012, compared to the same period in 2011, reflects an increase in the accident period loss ratio, partially offset by the impact of audit premium, which reduced the 2012 loss and LAE ratio by 4.1 percentage points, compared to a reduction of 2.8 percentage points in 2011. The increase in the calendar period loss and LAE ratio for the nine months ended September 30, 2012, compared to the same period in 2011, reflects and increase in the accident period loss ratio, partially offset by the impact of audit premium, which reduced the 2012 loss and LAE ratio by 3.1 percentage points, compared to a reduction of 1.5 percentage points in 2011. There was no prior year reserve development recognized in 2012 or 2011.

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio was 9.6% and 9.5% for the three and nine months ended September 30, 2012, respectively, compared to 7.2% and 7.6% for the same periods in 2011. The increase primarily reflects the change in accounting for deferred acquisition costs, which increased the expense ratio for the three and nine months ended September 30, 2012 by 1.7 and 1.6 percentage points, respectively.

The other expense ratio was 15.3% and 15.9% for the three and nine months ended September 30, 2012, respectively, compared to 15.6% and 15.8% for the same periods in 2011. The decrease in the other expense ratio for the three months ended September 30, 2012 primarily reflects the increase in net premiums earned. The increase in the other expense ratio for the nine months ended September 30, 2012 primarily reflects an increase in audit and legal fees and the write-off of a customer receivable balance, partially offset by an increase in net premiums earned.

Policyholder Dividends

The increase in the policyholder dividend expense primarily reflects the loss experience of dividend paying policies. For the nine months ended September 30, 2012 and 2011, 12.1% and 11.9%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate for the three and nine months ended September 30, 2012 was 24.5% and 28.0%, respectively, compared to an effective tax rate of 36.6% and 33.3% for the same periods in 2011. The decrease in the effective tax rate from 2011 to 2012 primarily reflects the prior year tax return adjustment that decreased tax expense in 2012, compared to an increase in tax expense in 2011. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and nine months ended September 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Reinsurance premiums assumed	$8,763	$8,149	$30,098	$26,909
Ceded premiums written	(1,120)	(1,020)	(3,229)	(2,863)

Net premiums written	7,643	7,129	26,869	24,046
Change in unearned premiums	573	400	(3,069)	(3,133)

Net premiums earned	8,216	7,529	23,800	20,913
Net investment income	75	99	249	351
Net realized investment gains (losses)	40	(22)	506	45

Total revenue	8,331	7,606	24,555	21,309

Expenses:
Losses and LAE incurred	5,484	4,155	14,855	11,964
Acquisition and other underwriting expenses	2,482	2,270	7,227	6,275
Other expenses	54	56	218	205
Policyholder dividend expense	26	8	63	21
Segregated portfolio dividend expense (1)	285	1,117	2,192	2,844

Total expenses	8,331	7,606	24,555	21,309

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the results of operations of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE, acquisition and other underwriting expenses, other expense and policyholder dividend expense is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss and LAE ratio	66.7%	55.2%	62.4%	57.2%
Expense ratio	30.9%	30.9%	31.3%	31.0%
Policyholder dividend expense ratio	0.3%	0.1%	0.3%	0.1%

Combined ratio	97.9%	86.2%	94.0%	88.3%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business sales of $3.9 million, renewal rate increases of 4.3%, and an increase in the renewal retention rate, partially offset by a decrease in audit premium. For the three and nine months ended September 30, 2012, the Company recognized audit premium from customers totaling $93,000 and $181,000, respectively, compared to audit premium from customers of $256,000 and $114,000 for the same periods in 2011, respectively. The renewal retention rate was 90.8% in 2011, compared to 91.9% in 2012.

Net Investment Income

The decrease in net investment income primarily reflects the sale of the segregated cells’ fixed income securities and reinvestment of the proceeds into a fixed income mutual fund during the fourth quarter of 2011. The fixed income mutual fund invests in high grade U.S. Dollar fixed income securities with maturities not exceeding five years.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) primarily reflect investment sale activity in 2012 and 2011. Net realized gains for the nine months ended September 30, 2012 primarily reflect the sale of individual equity securities in the first quarter of 2012. The proceeds from the sale of the equity securities were used to purchase equity mutual funds.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio and a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 76.3% and 72.3% for the three and nine months ended September 30, 2012, respectively, compared to an accident period loss ratio of 71.9% and 70.1% for the same periods in 2011, respectively. The increase in the accident period loss ratio primarily reflects the emergence of increased claim activity in two of the segregated portfolio cells. Favorable loss reserve development totaled $781,000 and $2.4 million for the three and nine months ended September 30, 2012, respectively, compared to favorable development of $1.3 million and $2.7 million for the same periods in 2011, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and nine months ended September 30, 2012 and 2011.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the three and nine months ended September 30, 2012 and 2011 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Net investment income	$68	$106	$272	$28
Change in equity interest in limited partnerships	32	(85)	118	18
Net realized investment (losses) gains	(39)	152	(613)	251
Other revenue	84	86	239	348

Total revenue	145	259	16	645

Expenses:
Acquisition and other underwriting expenses	(194)	(543)	(629)	(1,597)
Other expenses	1,080	2,103	3,111	6,153
Amortization of intangibles	202	254	605	762
Segregated portfolio dividend expense	(256)	(110)	(778)	(648)

Total expenses	832	1,704	2,309	4,670

Loss before income taxes	(687)	(1,445)	(2,293)	(4,025)
Income tax benefit	(386)	(586)	(901)	(1,509)

Net loss	$(301)	$(859)	$(1,392)	$(2,516)

Revenue

The decrease in revenue for the nine months ended September 30, 2012 primarily reflects the realized loss related to the commutation of the SprinklerPro program, partially offset by an increase in net investment income. The commutation of the SprinklerPro program resulted in a realized loss of $641,000. Net investment income for the three and nine months ended September 30, 2011 reflects a decline in the equity interest in SprinklerPro totaling $1,000 and $377,000, respectively.

Expenses

The decrease in expenses primarily reflects a change in the Company’s internal organizational structure and a decrease in stock compensation expense. Effective January 1, 2012, expenses related to the Company’s executive officers are included in the workers’ compensation insurance segment. Executive expenses included in the corporate/other segment for the three and nine months ended September 30, 2011 totaled approximately $485,000 and $1.6 million, respectively. Stock compensation expense totaled $519,000 and $1.4 million for the three and nine months ended September 30, 2012, compared to $641,000 and $1.8 million for the same periods in 2011. The decrease in stock compensation expense primarily reflects the full vesting of options and restricted stock issued in January 2007, partially offset by the recognition of stock compensation expense related to options and restricted stock issued in 2012.

Income Tax Benefit

The effective tax rate was 56.2% and 39.3% for the three and nine months ended September 30, 2012, compared to 40.6% and 37.5% for the same periods in 2011. The increase in the income tax benefit from 2011 to 2012 primarily reflects the Company’s outside basis difference in its foreign operations.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $378.9 million at September 30, 2012, compared to $345.7 million at December 31, 2011. The increase in consolidated assets primarily reflects an increase in investments, premiums receivable, the reinsurance recoverable and other assets. The increase in investments primarily reflects purchases during 2012 and an increase in the estimated fair value of investments. The increase in premiums receivable primarily reflects the increase in direct premiums written. The increase in the reinsurance recoverable primarily reflects amounts due from reinsurers related to two large claims in the segregated portfolio cell reinsurance segment. The increase in other assets primarily reflects an increase in the Company’s interest in certain segregated portfolio cells and deductibles receivable. The increase in the Company’s interest in the segregated portfolio cells reflects the cells’ 2012 operating results.

Consolidated liabilities totaled $244.6 million at September 30, 2012, compared to $217.4 million at December 31, 2011. The increase in consolidated liabilities primarily reflects an increase in loss and LAE reserves, unearned premiums, and the segregated portfolio cell dividend payable. The increase in loss and LAE reserves primarily reflects the increase in net premiums earned. The increase in unearned premiums primarily reflects the increase in direct premiums written. The increase in the segregated portfolio cell dividend payable reflects the 2012 results of operations of the segregated portfolio cell reinsurance segment, partially offset by dividends paid to the preferred shareholders of certain segregated cells.

Consolidated equity totaled $134.3 million at September 30, 2012, compared to $128.3 million at December 31, 2011. The increase in consolidated equity primarily reflects net income for the nine months ended September 30, 2012 and an increase in the estimated fair value of the Company’s equity securities, partially offset by common stock repurchases and shareholder dividends.

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

The Company has a $10.0 million revolving line of credit available to provide additional liquidity if needed. The line of credit matures on May 2, 2013 and may be renewed annually for additional periods expiring on May 1 at the lender’s discretion. Outstanding balances under the line of credit bear interest at an adjustable monthly rate equal to LIBOR plus 2.0% per annum. There were no outstanding balances under the line of credit as of September 30, 2012.

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

CASH FLOWS

Cash flows from continuing operations for the nine months ended September 30, 2012 and 2011 were as follows (unaudited, in thousands):

	2012	2011
Cash flows provided by operating activities	$12,229	$18,662
Cash flows provided by investing activities	(11,277)	227
Cash flows used in financing activities	(4,032)	(14,618)

Net (decrease) increase in cash and cash equivalents	$(3,080)	$4,271

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

The decrease in cash flows provided by operating activities from 2011 to 2012 primarily reflects an increase in claims paid, an increase in deposit premiums paid to reinsurers, an increase in estimated federal income tax payments, and an increase in personnel costs, partially offset by an increase in premiums collected.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of September 30, 2012, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Issuer Purchases of Equity Securities

As of September 30, 2012, the Company has repurchased 4,017,105 shares of its common stock. Under the current plan, authorized by The Company’s Board of Directors, the Company may repurchase up to an additional 920,030 shares. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

The following table presents information with respect to those purchases of our common stock made during the nine months ended September 30, 2012 and 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2012	—	$—	—	1,086,567
February 1-29, 2012	—	$—	—	1,086,567
March 1-31, 2012	—	$—	—	1,086,567
April 1-30, 2012	—	$—	—	1,086,567
May 1-31, 2012	166,537	$14.49	166,537	920,030
June 1-30, 2012	—	$—	—	920,030
July 1-31, 2012	—	$—	—	920,030
August 1-31, 2012	—	$—	—	920,030
September 1-30, 2012	—	$—	—	920,030

Total	166,537	$14.49	166,537

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchases as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2011	129,110	$12.34	129,110	987,855
February 1-28, 2011	31,976	$13.02	31,976	955,879
March 1-31, 2011	360,832	$12.57	360,832	595,047
April 1-30, 2011	72,948	$12.86	72,948	522,099
May 1-31, 2011	111,984	$13.24	111,984	410,115
June 1-30, 2011	26,405	$13.21	26,405	383,710
July 1-31, 2011	70,063	$13.24	70,063	313,647
August 1-31, 2011	123,012	$13.10	123,012	1,190,635
September 1-30, 2011	79,998	$13.14	79,998	1,110,637

Total	1,006,328	$12.82	1,006,328

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: November 1, 2012	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: November 1, 2012	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Executive Vice President, Treasurer & Chief Financial Officer