Form 10-K/A
period 2011-12-31
Eastern Insurance Holdings, Inc.
filed 2012-11-13
CIK 1321268

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2012 Annual Meeting of Stockholders—Part III.

EXPLANATORY NOTE

On March 12, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). We are filing this Amendment, which amends and restates Part III, Item 11 with respect to the Original Filing, to revise the disclosure in such section.

This Form 10-K/A only amends information in Part III, Item 11 (Executive Compensation). Part IV, Item 15 is also included to indicate that new certifications are being filed as described below. All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and principal financial and accounting officer, filed as exhibits hereto.

PART III

Item 11—Executive Compensation

THE COMPENSATION/HUMAN RESOURCES COMMITTEE

Committee Members and Independence

Ronald L. King, Robert M. McAlaine and Charles H. Vetterlein, Jr. are the members of the Compensation/Human Resources Committee. Mr. King is the Committee chair. Each member of the Compensation/Human Resources Committee qualifies as an independent director under the regulations of The Nasdaq Stock Market and our standards of Board independence.

Authority and Responsibilities of Compensation/Human Resources Committee

The Compensation/Human Resources Committee operates under a written charter adopted by the Board. A copy of the charter is available online on our website at www.eihi.com under “Investor Relations.” The authority and responsibilities of the Committee are:

•	to adopt and review an executive compensation philosophy that reflects our mission, vision, values, and long-term strategic objectives;

•	to administer our executive compensation programs in a manner that furthers our strategic goals and serves the interests of our shareholders;

•	to establish compensation-related performance objectives for executive officers that support our strategic goals;

•	to evaluate the job performance of the Chief Executive Officer in light of our goals and objectives;

•

to periodically review and report to the Board on the Company’s management succession planning, including policies for the selection and succession of senior executive officers in the event of their incapacitation, retirement or removal, and evaluations of, and development plans for, any potential successors to such executives;

•

to determine the total compensation levels of senior management (currently thirteen managers) and to allocate total compensation among the various components pursuant to the executive compensation philosophy;

•	to administer our equity compensation and other incentive compensation plans;

•	to make recommendations to the Board regarding equity-based and incentive compensation plans;

•	to recommend to the Board the compensation arrangements with respect to our non-employee directors; and

•	to annually review the Compensation Discussion & Analysis section included in our proxy statement.

Compensation/Human Resources Committee Process

The Compensation/Human Resources Committee meets as often as necessary, and at least once annually in an executive session without management present, to perform its duties and responsibilities. The Committee met two times in 2009, six times in 2010, and three times in 2011. Mr. King works with the Chief Executive Officer and Chief Financial Officer to establish each meeting agenda.

The Committee receives and reviews materials in advance of each meeting. The material includes information that management believes will be helpful to the Committee as well as materials that the Committee has specifically requested. Depending on the agenda for a specific meeting, the materials may include:

•	training and development reports;

•	succession planning;

•	organizational charts/organizational structure;

•	financial reports on year to date performance versus budget and comparison to prior year performance;

•	calculations and reports on levels of achievement of individual and corporate performance objectives;

•	reports on our strategic objectives and budget for future periods;

•	reports on both current and past performance versus a peer group of companies;

•	information with respect to equity compensation awards;

•	estimated value of equity awards;

•	peer and/or industry data to compare base salary, bonus, stock-based compensation and other compensation;

•

tally sheets setting forth the total compensation of the named officers which includes, base salary, cash incentives, equity awards, perquisites, and other compensation as well as amounts payable to the executives upon voluntary or involuntary termination, or following a change in control;

•	total compensation history for each employee reviewed by the Committee, including base salary, bonus, stock-based compensation and other compensation history; and

•	proposed proxy statement or other shareholder disclosure, including Compensation Discussion and Analysis.

Management’s Role in the Compensation Process

Management plays an important role in the compensation process. The most significant aspects of management’s role are:

•	establishing business performance targets and objectives;

•	evaluating employee performance; and

•	recommending salary levels, and equity and incentive awards.

We expect our Chief Executive Officer and Chief Financial Officer to participate in Committee meetings, and, if the Committee requests, to provide:

•	background information regarding our strategic goals;

•	evaluation of the performance of our senior executive officers; and

•	compensation recommendations for our senior executive officers (other than the Chief Executive Officer).

Committee Advisors

The Committee retains a compensation consultant to assist in its determination of competitive levels for base salary, short-term (annual) and long-term incentives, peer group adequacy and executive benefits and perquisites. The Company paid such compensation consultant a total of $4,476 in connection with such services in 2011.

Annual Evaluation

The Compensation/Human Resources Committee meets in February of each year to evaluate the performance of our named executive officers to determine their annual incentive bonuses for the prior fiscal year, if any, and to establish their annual performance objectives for the current fiscal year, as well as to review and set base salaries. Other senior officer evaluations are performed on the anniversary date of employment. Incentive bonuses, if approved, are paid in March.

Performance Objectives

The Compensation/Human Resources Committee’s process begins with establishing corporate performance objectives for senior executive officers in the first quarter of each fiscal year. The Committee engages in an active dialogue with the Chief Executive Officer, Chief Financial Officer and other senior executive officers concerning strategic objectives and performance targets. The Committee will consider performance of the Company against budget, including specifically net income, earnings per share and return on equity. The Committee will review the appropriateness of the financial measures used in our incentive plans and the degree of difficulty in achieving specific performance targets.

Targeted Compensation Levels

Together with the performance objectives, the Compensation/Human Resources Committee will establish targeted total compensation levels for each of the named executive officers. In making its determination, the Committee will be guided by the compensation philosophy described below in the Compensation Discussion and Analysis. The Committee also will consider historical compensation levels, competitive pay practices at our peer companies, and the relative compensation levels among our senior executive officers as a group. We also will consider industry conditions, corporate performance compared to peer companies, corporate performance compared to budget, and the overall effectiveness of our compensation program in achieving desired performance levels.

As targeted total compensation levels are determined, the Committee also will determine the portion of total compensation that will be contingent, performance-based pay. Performance-based pay generally includes cash bonuses for achievement of specific performance objectives and equity-based compensation whose value is dependent upon long-term appreciation in the price of our common stock.

Committee Effectiveness

The charter of the Compensation/Human Resources Committee provides that we review, on an annual basis, our performance and the effectiveness of our compensation program in obtaining desired results.

Reasonableness of Compensation

After considering all the components of the compensation paid to the senior executive officers, the Compensation/Human Resources Committee has determined that the compensation paid to senior executive officers is reasonable and not excessive.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

We have designed our executive compensation program with the fundamental objective of supporting our core values and strategic mission and vision. The basis of our compensation philosophy is to align the interests of management with those of our shareholders. The following principles influence and guide the Compensation/Human Resources Committee’s compensation decisions:

•

The Compensation/Human Resources Committee examines our business plan and strategic objectives in order to ensure that its compensation decisions attract and retain leaders and reward them for achieving our strategic objectives.

•	At the core of our compensation philosophy is our belief that we should link pay directly to performance. This philosophy guides our compensation related decisions.

•	A portion of executive officer compensation is contingent and variable on achievement of corporate and/or individual performance objectives.

•	Our equity compensation plans do not permit discounted stock options, reload stock options, and re-pricing of stock options.

•	The Compensation/Human Resources Committee believes that compensation should generally increase with position and responsibility.

•	Total compensation is higher for individuals with greater responsibility and greater ability to influence our achievement of targeted results and strategic initiatives.

•	As position and responsibility increases, a greater portion of the executive officer’s total compensation becomes performance-based and contingent on the achievement of performance objectives.

•

Equity-based compensation is higher for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term appreciation in the value of our common stock.

Business Context

We are committed to maximizing shareholder value by aggressively building our business lines and units through an entrepreneurial customer-focused strategy. The success of this strategy depends on a highly skilled executive team of unquestioned integrity committed to delivering creative solutions for driving increased market share and customer loyalty.

As a result, we have adopted guiding compensation principles that will directly align the interests of executives with shareholders in accomplishing these objectives. These guiding principles are as follows:

•	Attracting and retaining quality executive leadership;

•	Ensuring the alignment of the interests of executives and shareholders;

•	Motivating executives through competitive total compensation opportunities based on job scope and sustained individual and company performance; and

•	Using equity compensation as our long-term compensation component.

Compensation Targets

We believe that information regarding pay practices at peer companies is useful in two respects. First, we recognize that our compensation practices must be competitive if we are to attract and retain quality executives. Second, this information is one of the many factors that we consider in assessing the reasonableness of our compensation package. Accordingly, we review compensation levels for our named executive officers against compensation levels at the companies in a peer group that the Committee has identified.

We base executive compensation opportunities on peer group information to determine competitive levels for base salary, short-term (annual) and long-term incentives, and executive benefits and perquisites. We base actual compensation on competitive pay levels as well as individual positions in the executive group. We do not use formulas to allocate compensation between long and short-term compensation or between equity and non-equity awards, rather we target all compensation components, base salary, annual and long-term incentives (including equity awards), benefits, and perquisites, at median market levels compared to our peer group, with the variable components having significant upside potential and downside risk to reinforce pay for performance. We use the same peer group to assess business performance. The peer group will change over time as needed, adding and replacing companies to reflect our asset size and competitive market for executive talent. Set forth below was our peer group as of December 31, 2011:

•	Donegal Group, Inc.

•	National Interstate Corp.

•	Hallmark Financial Services Inc.

•	Amerisafe, Inc.

•	SeaBright Insurance Holdings, Inc.

•	Gainsco Inc.

•	Hilltop Holdings

•	Atlantic American Corp.

•	CRM Holdings

•	American Safety Insurance Holdings, Ltd.

•	Mercer Insurance Group

•	Penn Millers Holding Corp.

•	National Security Group

•	21st Century Holding Company

•	Fremont Michigan Insurance

For 2011, compensation paid to our named executive officers consisted of base salary and short-term cash incentives. Executive officers are also eligible for participation in company-wide benefits plans, including our employee stock ownership plan. We provide certain executive officers with automobile allowances, including the use of a Company paid gas card. One of the executive officers receives a club membership at a club that does not accept corporate members, and which the executive uses primarily for business purposes. There are no other material perquisites. Incentive awards are directly related to both corporate and individual performance. Market data, individual performance, retention needs, and internal pay equity have been the primary factors considered in decisions to increase or decrease compensation.

Furthermore, together with the performance objectives, the Compensation/Human Resources Committee will establish targeted total compensation levels for each of the senior executive officers. In making its determination, the Compensation/Human Resources Committee will be guided by the compensation philosophy described in this Compensation Discussion and Analysis. The Compensation/Human Resources Committee also will consider historical compensation levels, competitive pay practices at our peer companies, the size of the companies in the peer group and the relative compensation levels among our senior executive officers as a group. We also will consider industry conditions, corporate performance compared to peer companies, and the overall effectiveness of our compensation program in achieving desired performance levels.

As targeted total compensation levels are determined, the Compensation/Human Resources Committee also determines the portion of total compensation that will be contingent, performance-based pay. Performance-based pay generally includes cash bonuses for achievement of specific performance objectives and equity-based compensation whose value is dependent upon long-term appreciation in the price of our common stock.

Base Salaries

Base salary is a critical element of executive compensation because it provides our executive officers with a base level of bi-weekly income. In determining the base salaries of senior executive officers, the Compensation/Human Resources Committee considers the following criteria:

•	the overall job scope and responsibilities;

•	the executive’s qualifications, including education and experience level;

•	individual performance of duties and responsibilities as set forth in the executive’s employment agreement;

•	the executive’s past performance;

•	competitive salary practices at peer companies;

•	internal pay equity; and

•	the tax deductibility of base salary.

Neither the Board of Directors nor the Compensation/Human Resources Committee have set forth any additional specific goals or objectives for the named executive officers.

We annually review the base salaries for our named executive officers to assess the above criteria and determine any necessary adjustments. We generally adjust the base salaries in March of each year. Periodic increases also may occur if warranted due to significant increases in job scope and responsibility.

Management Annual Incentive Plan

On August 19, 2010, our Board of Directors approved a Management Annual Incentive Plan (the “Management Incentive Plan”), which became effective on January 1, 2011. The Management Incentive Plan replaces the short-term incentive cash bonus plan that was approved by the Compensation/Human Resources Committee and our Board of Directors in 2007.

The purposes of the Management Incentive Plan are to (i) motivate and reward management for positive performance on an annual basis, (ii) provide a form of variable compensation to management which is directly linked to their individual and collective performance, and (iii) emphasize the growth and profitability of the Company.

Participation in the plan is recommended at the beginning of each plan year by the President and Chief Executive Officer and approved by the Compensation/Human Resources Committee and Board of Directors. To participate, an individual must be a regular employee of the Company in a senior management position and under the review of the Compensation/Human Resources Committee, unless otherwise approved by the Compensation/Human Resources Committee. The President and Chief Executive Officer’s participation is approved annually by the committee and subsequently by the Board of Directors.

A participant’s eligibility ceases at termination of employment (other than retirement, death, or disability), and the executive will not receive any awards under the Management Incentive Plan for the year of termination. Termination as a result of retirement, death or disability with a minimum of six months of service during the year of occurrence will result in pro-rated awards under the Management Incentive Plan.

The Management Incentive Plan is based upon annual company financial performance factors, which may change from year to year, and each factor has quantifiable objectives consisting of threshold, target, and optimum goals. Additionally, a portion of each participant’s award is based on individual performance objectives, determined by management, subject to approval of the Compensation/Human Resources Committee, at the beginning of each year. Such individual performance factors are based on both qualitative and quantitative measures.

Awards under the Management Incentive Plan are calculated by comparing actual performance to the established performance factors at year-end. Company performance below threshold will result in no award under the Management Incentive Plan for the company portion of the award. Awards for individual performance may still be paid, with Compensation/Human Resources Committee approval, at a reduced level and according to each participant’s individual performance.

Once established, performance factors remain in place for the respective fiscal year. Participation, performance factors, thresholds, targets, and any other participation features are established each plan year and may change from year to year according to the strategic objectives of the Company.

For 2011, the Board established five categories of senior management employees based on their respective levels of responsibility. The company performance measures and the threshold, target and optimum amounts were the same for each category of employee. The percentage of base pay awarded as a result of achieving company performance measures and individual goals varied among categories as follows:

Category of Employee	Percentage of Potential Actual Award	Percentage of Base Pay

Category 1	Company Goal Award - 90% Individual Goal Award - 10%	Threshold - 12% Target - 30% Optimum - 42%

Category 2	Company Goal Award - 90% Individual Goal Award - 10%	Threshold - 9% Target - 22% Optimum - 36%

Category 3	Company Goal Award - 80% Individual Goal Award - 20%	Threshold - 4% Target - 14% Optimum - 22%

Category 4	Company Goal Award - 70% Individual Goal Award - 30%	Threshold - 3% Target - 8% Optimum - 12%

Category 5	Company Goal Award - 60% Individual Goal Award - 40%	Threshold - 2% Target - 5% Optimum - 7%

Michael L. Boguski was classified as a Category 1 employee, Kevin M. Shook was classified as a Category 2 employee, and Robert A. Gilpin and Suzanne M. Emmert were classified as Category 3 employees.

Separate threshold, target, and optimum goals were established for net income, return on average equity, and earnings per share achieved by the Company during 2011, with each accounting for a specified percentage of the award based on meeting company performance goals. In addition, a specified percentage of the total award was based on the employee achieving objectives based on individual goals designed to advance the Company’s strategic plan, with performance measured against the number, timeliness and quality of goals achieved by the Company. Awards based on performance in excess of the optimum level are prorated, subject to certain limitations.

The threshold, target and optimum goals are set forth below. The Company’s actual net income was $7,354,000, its actual return on average equity was 5.87%, and its actual earnings per share were $0.93. Accordingly, the Company exceeded its net income measure at the optimum level, the return on average equity measure at the optimum level, and the earnings per share measure at the optimum level. The Compensation/Human Resources Committee determined the portion of the award of each employee participating in the Management Incentive Plan that was based on the Company’s performance against its goals by multiplying the employee’s base salary by the applicable percentages for that employee. As noted above, because the Company achieved each of its performance goals in excess of the optimum level, the Compensation/Human Resources Committee increased the portion of the awards based on those goals on a pro rated basis.

	Threshold	Target	Optimum
Net Income	$4,474,000	$5,592,000	$7,270,000
Return on Average Equity	3.28%	4.10%	5.33%
Earnings Per Share	$0.54	$0.68	$0.88

Individual goals for each of the employees participating in the Management Incentive Plan were based on that employee’s functional responsibilities within the Company and included numerous factors, both quantitative and qualitative in nature, designed to advance the Company’s strategic plan. As described above, for Mr. Boguski and Mr. Shook ten percent of their individual awards were based upon their performance in achieving those goals. For Mr. Gilpin and Ms. Emmert, twenty percent of their individual awards were based on their performance in achieving the individual goals established for them. Based on evaluations of the participating employee’s achievements during the year in satisfying the individual goals assigned to that employee, the Compensation/Human Resources Committee determined whether the employee’s achievements met the minimum performance level or the expected performance level or whether such achievements exceeded the expected performance by such employee.

Based on these factors and individual goal awards, we approved the following bonuses: $199,338 for Mr. Boguski; $135,974 for Mr. Shook; $62,675 for Mr. Gilpin; and $58,173 for Ms. Emmet. Also, we approved a discretionary bonus of $50,000 for Mr. Eckert.

Long-Term Incentive Compensation

We believe in maintaining a strong correlation between shareholders’ long-term interests and objectives for executives. This correlation is strengthened by using equity-based compensation through programs that are easily understood and incorporate long-term business growth strategies.

We believe that equity compensation is the most effective means of creating a long-term link between the compensation provided to our executive officers with gains realized by shareholders. We have elected to use stock options and restricted stock as the primary equity compensation vehicles. We award all options and restricted stock pursuant to the 2006 Stock Incentive Plan, which we refer to as the 2006 Plan and describe in detail under “Equity Compensation Plan.” Under the 2006 Plan, we may grant both incentive stock options and nonqualified stock options.

We use stock options as a long-term incentive vehicle because, among other things:

•

we believe that stock options align the interests of executives with those of the shareholders, support a pay for performance culture, facilitate executive stock ownership and focus the executive management team on increasing value for our shareholders;

•

stock options are performance-based. All the value received by the recipient from exercising a stock option is based upon the increase in the value of a share of our common stock above the option exercise price;

•	stock options help to provide a balance to the overall compensation program; and

•	the vesting period encourages executive retention and, we believe, the preservation of shareholder value.

All stock options include the following features:

•	the term of grants do not exceed 10 years (in the case of incentive stock options) and 10 years and one month (in the case of non-qualified stock options);

•	the grant price is not less than the closing price of a share of our common stock on the date of grant;

•	grants do not include “re-load provisions”; and

•	re-pricing of options is prohibited.

We also use restricted stock as a long-term incentive vehicle because, among other things:

•	restricted stock provides an equally motivating form of incentive compensation as stock options; and

•	awarding restricted stock permits us to use fewer shares than options to deliver the same potential value to the executive, which reduces the potential dilution to our shareholders.

In determining the number of options and shares of restricted stock that we grant to our executive officers as long-term incentive compensation, the Compensation/Human Resources Committee takes into account the individual’s position, scope of responsibility, and the level of award in relation to other elements of the executive’s total compensation.

We did not make any awards of restricted stock or options under the 2006 Plan to any of the named executive officers in 2011 for 2010 performance.

Equity Awards

Value of Equity Awards

All equity awards to our employees, including the named executive officers, are reflected in our consolidated financial statements, based on applicable accounting guidance, at fair market value on the grant date in accordance with FASB ASC Topic 718.

Timing of Stock Option Grants

Subject to certain exceptions described below, we plan the dates of our equity awards, including stock options well in advance of any actual grant. Except in highly unusual circumstances, we do not grant stock options to executive officers at other dates. The grant date of stock options is established when the Compensation/Human Resources Committee approves the grant and all key terms have been determined. Under the terms of the 2006 Plan, the exercise price of each of our stock option grants is the closing price of our common stock on the grant date. In general, the Compensation/Human Resources Committee intends to review and approve all equity awards in February of each year. Grant dates will be set at least 48 hours after any earnings announcement.

Internal Pay Equity

We believe that internal pay equity is an important factor to be considered in establishing compensation for executive officers. We have not established a formal policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other executive officers, but we review compensation levels to ensure that appropriate equity exists.

The Tax Deductibility of Compensation Should Be Maximized Where Appropriate

We generally seek to maximize deductibility for tax purposes of all elements of compensation. The Compensation/Human Resources Committee reviews compensation plans in light of applicable tax provisions, including Section 162(m) of the Internal Revenue Code, and may revise compensation plans from time to time to maximize deductibility. The Committee may, however, approve compensation that does not qualify for deductibility when the Committee deems it to be in our best interest.

COMPENSATION/HUMAN RESOURCES COMMITTEE REPORT

We have reviewed and discussed the Compensation Discussion and Analysis included in this proxy statement with management. Based upon our review and discussion with management, we have recommended to the Board that the Compensation and Discussion and Analysis be included in this proxy statement and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Submitted by:

THE COMPENSATION/HUMAN RESOURCES COMMITTEE
Ronald L. King, Chairman
Robert M. McAlaine
Charles Vetterlein, Jr.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, that incorporate future filings, including this proxy statement, in whole or in part, the foregoing Compensation/Human Resources Committee Report shall not be incorporated by reference into any such filings.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($) (2)		BONUS ($) (3)		STOCK AWARDS ($)	OPTION AWARDS ($) (4)		NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)		CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)		ALL OTHER COMPEN- SATION ($) (5)		TOTAL ($)
Bruce M. Eckert Vice Chairman (1)	2011 2010 2009	$ $ $	438,600 438,600 430,000	$ $ $	50,000 40,000 125,000	— — —		— — —	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	45,939 46,783 41,312	$ $ $	534,539 525,383 596,312
Michael L. Boguski President and Chief Executive Officer (1)	2011 2010 2009	$ $ $	406,100 381,100 353,077	$ $ $	— 100,000 125,000	— — —	$	— 403,200 —	$ $ $	199,338 0 0	$ $ $	0 0 0	$ $ $	58,858 51,250 41,818	$ $ $	664,296 935,550 519,895
Kevin M. Shook Executive Vice President and Chief Financial Officer (1)	2011 2010 2009	$ $ $	318,850 303,850 273,846	$ $ $	— 65,000 75,000	— — —	$	— 302,400 —	$ $ $	135,974 0 0	$ $ $	0 0 0	$ $ $	47,828 42,853 33,993	$ $ $	502,652 714,103 382,839
Robert A. Gilpin Senior Vice President of Marketing and Field Operations (EAIG)	2011 2010 2009	$ $ $	215,000 205,000 188,461	$ $ $	— 35,000 40,000	— — —	$	— 75,600 —	$ $ $	62,675 0 0	$ $ $	0 0 0	$ $ $	42,700 39,806 29,645	$ $ $	320,375 355,406 258,106
Suzanne M. Emmet Senior Vice President of Claims and Corporate Compliance (EAIG)	2011 2010 2009	$ $ $	202,500 195,000 181,346	$ $ $	— 30,000 35,000	— — —	$	— 75,600 —	$ $ $	58,173 0 0	$ $ $	0 0 0	$ $ $	39,270 35,583 26,338	$ $ $	299,943 336,183 242,684

(1)	Effective January 1, 2011, Mr. Boguski assumed the role of President and Chief Executive Officer of the Company, Mr. Eckert became Vice Chairman of the Company, and Mr. Shook was named Executive Vice President in addition to his positions as Chief Financial Officer and Treasurer of the Company. Mr. Eckert’s employment agreement expired on March 8, 2012. Mr. Eckert continues to serve as a director of the Company, but effective March 8, 2012, he is no longer an officer of the Company.
(2)	“Salary” is the actual base pay compensation paid through December 31, 2011. As of December 31, 2011, the named executive officers’ annual base salaries were as follows:

Bruce M. Eckert	$438,600
Michael L. Boguski	$406,100
Kevin M. Shook	$318,850
Robert A. Gilpin	$215,000
Suzanne M. Emmet	$202,500

On February 9, 2012, we set the annual base salaries of the named executive officers for 2012 as follows:

Michael L. Boguski	$418,300
Kevin M. Shook	$327,850
Robert A. Gilpin	$222,500
Suzanne M. Emmet	$208,500
Harry Talbert	$175,500

(3)	The bonus awards were earned in the year indicated and were paid in the following year.
(4)	The amounts reported in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of awards pursuant to our 2006 Stock Incentive Plan (which is more fully described under the caption “Our Compensation Plans”). This method of reporting using the aggregate grant date fair value differs from the method used in previous years of reporting the amount recognized each year for financial statement reporting purposes. All of the option awards were granted in August 2010 and vest ratably over a five-year period.

(5)	Includes the following payments that we paid to or on behalf of the named executive officers:

Name	Year	Car Allowance Or Personal Use Of Company Car ($) (1)		Club Membership ($)		Contribution To 401(k) Plan and ESOP ($) (2)		Total ($)
Bruce M. Eckert	2011 2010 2009	$ $ $	9,666 9,851 9,979	$ $ $	0 0 0	$ $ $	36,273 36,887 31,333	$ $ $	45,939 46,783 41,312
Michael L. Boguski	2011 2010 2009	$ $ $	14,520 12,852 12,322	$ $ $	6,668 6,435 6,030	$ $ $	37,670 31,963 23,466	$ $ $	58,858 51,250 41,818
Kevin M. Shook	2011 2010 2009	$ $ $	13,346 12,912 12,470	$ $ $	0 0 0	$ $ $	34,482 29,941 21,523	$ $ $	47,828 42,853 33,993
Robert A. Gilpin	2011 2010 2009	$ $ $	10,200 10,200 10,200	$ $ $	0 0 0	$ $ $	32,500 29,606 19,445	$ $ $	42,700 39,806 29,645
Suzanne M. Emmet	2011 2010 2009	$ $ $	9,000 9,000 9,000	$ $ $	0 0 0	$ $ $	30,270 26,583 17,338	$ $ $	39,270 35,583 26,338

(1)	Includes gas card. The value that we attribute to the personal use of automobiles (calculated in accordance with Internal Revenue Service guidelines) are included as compensation on the W-2 forms of the named executive officers who receive such benefits. Each such named executive officer is responsible for paying income tax on such amount. We determined the aggregate incremental cost of any personal use of cars in accordance with the requirements of the U.S. Treasury Regulation § 1.61-21.
(2)	The value of the Company’s contribution to the ESOP for each named executive officer equals (a) a 401(k) Company match and (b) the number of shares contributed by the Company multiplied by $13.98, the closing price of the Company’s common stock on December 31, 2011. The Company’s contribution to the ESOP vests ratably over six years.

Grants of Plan Based Awards—2011

Name	Grant Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/sh)		Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Bruce M. Eckert[1]	—	—	—	—	—	—	—	—	—		—		—
Michael L. Boguski	—	0	134,013	215,233	—	—	—	—	—	$		$
Kevin M. Shook	—	0	79,713	153,048	—	—	—	—	—	$		$
Robert A. Gilpin	—	0	38,700	68,800	—	—	—	—	—	$		$
Suzanne M. Emmet	—	0	36,450	64,800	—	—	—	—	—	$		$

[1]	Mr. Eckert did not participate in the Company’s Management Annual Incentive Plan in 2011.

Outstanding Equity Awards at Fiscal Year End—2011

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (1) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2) (#)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bruce M Eckert	75,348	18,837	0		$14.35	1/3/17	10,988	$153,612	0	N/A

Michael L. Boguski	65,930 16,000	16,482 64,000	0	$ $	14.35 10.33	1/3/17 8/22/20	7,849	$109,729	0	N/A

Kevin M. Shook	47,093 12,000	11,773 48,000	0	$ $	14.35 10.33	1/3/17 8/22/20	5,023	$70,222	0	N/A

Robert A. Gilpin	28,255 3,000	7,064 12,000	0	$ $	14.35 10.33	1/3/17 8/22/20	2,518	$35,202	0	N/A

Suzanne M. Emmet	21,977 3,000	5,494 12,000	0	$ $	14.35 10.33	1/3/17 8/22/20	1,884	$26,338	0	N/A

(1)	Options vest at a rate of 20% per year over 5 years.
(2)	All shares of restricted stock reported in this table were granted on January 3, 2007, and vest at a rate of 20% per year over 5 years.
(3)	The market value is equal to the number of shares of restricted stock multiplied by $13.98, the closing price of the Company’s common stock on December 31, 2011.

Option Exercises and Stock Vested—2011

	Option Award		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Bruce M. Eckert	N/A	N/A	10,988	$131,197
Michael L. Boguski	N/A	N/A	7,849	$93,717
Kevin M. Shook	N/A	N/A	5,023	$59,975
Robert A. Gilpin	N/A	N/A	2,518	$30,065
Suzanne M. Emmett	N/A	N/A	1,884	$22,495

(1)	Determined on the basis of the number of shares vested multiplied by $11.94, the closing price of the Company’s common stock on January 3, 2011, the vesting date.

OUR COMPENSATION PLANS

2011 Plan-Based Awards

Short-Term Incentive Compensation

Our executive officers received the following bonuses for the fiscal year ended December 31, 2011, which were paid on March 2, 2012.

Name	Year-End Bonus
Bruce M. Eckert	$50,000
Michael L. Boguski	$199,338
Kevin M. Shook	$135,974
Robert A. Gilpin	$62,675
Suzanne M. Emmet	$58,173

Our executive officers received the following bonuses for the fiscal year ended December 31, 2010, which were paid in 2011.

Name	Year-End Bonus
Bruce M. Eckert	$40,000
Michael L. Boguski	$100,000
Kevin M. Shook	$65,000
Robert A. Gilpin	$35,000
Suzanne M. Emmet	$35,000

Long-Term Incentive Compensation

We do not have any cash-based, long-term incentive compensation plan. The only long-term incentive compensation that we offer is stock based compensation under our 2006 Stock Incentive Plan.

Equity Compensation Plan

On December 18, 2006, our shareholders approved the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan, which we refer to as the “2006 Plan.” We designed the 2006 Plan in accordance with our strong belief that we will continue to have a performance-oriented culture and will create greater shareholder value if director and key employee stock ownership levels are increased at all levels.

The 2006 Plan authorizes the Compensation/Human Resources Committee to award employees and directors incentive stock options and nonqualified stock options to purchase shares of our common stock at the fair market value per share as of the date the option is granted. The 2006 Plan also authorizes the award of shares of restricted stock to employees and directors.

Subject to certain limits set forth in the 2006 Plan, the Compensation/Human Resources Committee has the discretionary authority to determine the size of an award and any vesting or performance-based requirements. Awards under the 2006 Plan generally will not become 100% vested until after the participant has completed at least five years of employment or service with us or one of our subsidiaries. The Compensation/Human Resources Committee, at the time of award, may provide for a later date or dates in which an award will become 100% vested, including a date that may be tied to the satisfaction of one or more performance goals.

The 2006 Plan provides for acceleration of vesting in certain circumstances, including a change in control of EIHI. In addition, the 2006 Plan provides that, upon a participant’s termination of employment, the Compensation/Human Resources Committee may, in circumstances in which it deems it appropriate, exercise its discretion to accelerate vesting of outstanding stock option grants and restricted stock awards and extend the exercise period for vested options.

On August 24, 2010, we awarded a total of 205,000 options under the 2006 Plan. As of January 1, 2012, there were 291,354 shares available for future issuance of stock option awards and 177,703 available for issuance of restricted stock awards under the 2006 Plan.

The following table provides information about securities authorized for issuance under our equity compensation plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	789,605	(1)	$13.38	469,057

(1)	Includes securities underlying awards of stock options and restricted stock under the 2006 Plan.

DESCRIPTION OF EMPLOYMENT AGREEMENTS

Michael L. Boguski, Kevin M. Shook, Robert A. Gilpin, and Suzanne M. Emmet are parties to employment agreements with the Company. The employment agreements specify the executive’s position and duties, term of employment, compensation, benefits, and termination rights. On December 17, 2008, these employment agreements were amended to comply with Section 409A of the Internal Revenue Code, and the final regulations issued thereunder. On August 23, 2010, Messrs. Eckert and Boguski entered into amendments to their respective employment agreements which provided that, effective January 1, 2011, Bruce M. Eckert assumed the role of Vice Chairman of the Company and Mr. Boguski assumed the position of President and Chief Executive Officer of the Company.

Bruce M. Eckert

Mr. Eckert’s employment agreement, effective as of September 21, 2004, as amended December 17, 2008, and August 23, 2010, had an initial term of 3 years and was automatically extended each day for an additional day until Mr. Eckert’s 65th birthday, which was March 8, 2009. Accordingly, on March 8, 2012, Mr. Eckert’s employment agreement terminated. Mr. Eckert continues to serve as a director of the Company, but effective March 8, 2012, he is no longer an officer of the Company.

Michael L. Boguski

As noted above, Mr. Boguski entered into a second amendment to his employment agreement on August 23, 2010, that provided for Mr. Boguski to become the President and Chief Executive Officer of the Company. The agreement provides an initial base salary, which, if increased by action of the Board, becomes the new base salary provided thereafter by the agreement. In addition, the agreement provides, among other things, a right to participate in any bonus plan, stock option and other equity compensation plans approved by the Board. Mr. Boguski is also entitled to participate in any of the Company’s other employee benefit plans. In addition, Mr. Boguski is entitled to vacation days and an automobile allowance.

Mr. Boguski’s agreement has an initial term of 3 years and, unless terminated as set forth therein, is automatically extended each day for an additional day until Mr. Boguski’s 62nd birthday; Mr. Boguski’s agreement provides that if we terminate his employment without “cause” (upon thirty (30) days notice) or if he terminates his employment for “good reason” (by written notice within 90 days after the occurrence of the event constituting “good reason” and our failure to cure the same within 30 days thereafter) he is entitled to severance benefits under the agreement. Unless the termination of Mr. Boguski’s employment occurs after a “change of control” (as described in Section 280G(b)(2)(A)(i) of the Internal Revenue Code or as declared by the Board), in the event that Mr. Boguski is gainfully employed during the third twelve-month period following his termination, any compensation paid to Mr. Boguski during such twelve-month period by his employer will reduce the amounts payable to Mr. Boguski under the agreement on a dollar-for-dollar basis.

In addition, if Mr. Boguski’s employment terminates by reason of his “disability,” he will be entitled to continuation of his base annual salary, less amounts payable under any of the Company’s disability plans, until the earliest of:

•	his return to employment;

•	his attainment of age 65; or

•	his death.

•

The term “disability” means Mr. Boguski’s incapacitation by accident, sickness or otherwise rendering Mr. Boguski mentally or physically incapable of performing all of the essential functions of his job for a period of 6 months.

The term “cause” means any of the following:

•

his conviction of or plea of guilty or nolo contendere to a felony, a crime of falsehood, or a crime involving moral turpitude, or the actual incarceration of the executive for a period of 10 consecutive days or more;

•

his willful refusal to follow the good faith instructions of the Board, with respect to the company’s operations, and the failure to cure such refusal within 10 days after written notice is given, unless it is apparent under the circumstances that the executive is unable to cure such refusal within such period (in which case termination shall be immediate);

•

his intentional violation of the provisions of the employment agreement, after written notice is given to him by the Board, and the failure to cure such violation within 10 days of such written notice, unless it is apparent under the circumstances that he is unable to cure such violation within such period (in which case termination shall be immediate);

•	material dishonesty of him in the performance of his duties; or

•	his intentional and material violation of any of our written policies that has a material and adverse effect on the Company.

The term “good reason” includes:

•

any reduction in his title or a material adverse change in his responsibilities or authority which are inconsistent with, or the assignment of duties and responsibilities inconsistent with, Mr. Boguski’s position and duties as President and Chief Executive Officer, all of which results in a material negative change to Mr. Boguski in the employment relationship;

•	a material reduction in Mr. Boguski’s salary, except for a reduction in salary for all of the Company’s similarly situated executives;

•	a reassignment requiring Mr. Boguski to move his principal residence more than 100 miles from the Company’s principal executive offices in Lancaster, Pennsylvania;

•

the failure to provide Mr. Boguski with the benefits provided under the agreement or any material reduction in such benefits, unless such failure or reduction applies to all similarly situated plan participants;

•	the Company giving notice of non-extension of the agreement to Mr. Boguski, which results in a material negative change to Mr. Boguski in the employment relationship; or

•	a material breach of the agreement by the Company.

If any such termination occurs, we will pay Mr. Boguski (in 36 equal monthly installments) an amount totaling 3 times the sum of:

•	his highest annual base salary under the agreement, and

•	the average of his annual bonuses with respect to the three calendar years immediately preceding his termination.

In addition, Mr. Boguski will be entitled to the lesser of:

•	67.5% of his highest annual base salary under the agreement, or

•	36 months of tax-effected employee benefits substantially similar to those he enjoyed over the twelve-month period immediately preceding his termination.

Mr. Boguski is also entitled to any accrued compensation and any benefits to which he may be entitled under the terms of any Company plans or programs in which he is a participant. If the payments and benefits under the agreement, when aggregated with other amounts received from the Company, are such that Mr. Boguski becomes subject to excise tax on excess parachute payments under Sections 4999 and 280G of the

Internal Revenue Code, he is entitled to receive such additional payments as are necessary to neutralize the effect on him of such excise tax and any related incremental income taxes he may be required to pay by reason of the receipt of additional amounts under the agreement.

If Mr. Boguski’s employment terminates by reason of his death and his wife survives him, she is entitled to receive his base annual salary for a period of one (1) year.

The agreement provides that Mr. Boguski will execute a release agreement in the event of his termination under circumstances which would entitle him to receive severance benefits.

The agreement contains provisions restricting Mr. Boguski’s right to compete with the Company during the two-year period after the termination of his employment.

Kevin M. Shook

Mr. Shook’s agreement is substantially the same as Mr. Boguski’s agreement except for the following:

•	Mr. Shook’s agreement has an initial term of 2 years and, and unless terminated as set forth therein, is automatically extended each day for an additional day until Mr. Shook’s 63rd birthday;

•	if Mr. Shook’s employment is terminated without “cause,” or if he terminates his employment for “good reason,” Mr. Shook will receive:

•

an amount totaling 2 times the sum of: (1) his highest annual base salary under the agreement; and (2) the average of his annual bonuses with respect to the 3 calendar years immediately preceding his termination (payable in 24 equal monthly installments); and

•

the lesser of: (1) 45% of his highest annual base salary under the agreement; and (2) 24 months of tax-effected employee benefits substantially similar to those Mr. Shook enjoyed over the twelve-month period immediately preceding his termination.

•

unless the termination of Mr. Shook’s employment occurs after a “change of control,” in the event that Mr. Shook is gainfully employed during the second twelve-month period following his termination, any compensation paid to Mr. Shook during such twelve-month period by his employer will reduce the amounts payable to Mr. Shook under the agreement on a dollar-for-dollar basis; and

•	the agreement contains provisions restricting Mr. Shook’s right to compete with the Company for 1 year after the termination of his employment.

Robert A. Gilpin

Mr. Gilpin’s agreement is substantially the same as Mr. Boguski’s agreement except for the following:

•	Mr. Gilpin’s agreement has an initial term of 1 year and, unless terminated as set forth therein, is automatically extended each day for an additional day until Mr. Gilpin’s 64th birthday;

•	if Mr. Gilpin’s employment is terminated without “cause,” or if he terminates his employment for “good reason,” Mr. Gilpin will receive:

•

an amount equal to the sum of: (1) his highest annual base salary under the agreement; and (2) the average of annual bonuses with respect to the 3 calendar years immediately preceding his termination (payable in 12 equal monthly installments); and

•

the lesser of: (1) 22.5% of his highest annual base salary under the agreement; and (2) 12 months of tax-effected employee benefits substantially similar to those Mr. Gilpin enjoyed over the twelve-month period immediately preceding his termination.

•	the agreement does not contain a provision offsetting amounts paid to Mr. Gilpin by another employer.

Suzanne M. Emmet

Ms. Emmet’s agreement is substantially the same as Mr. Gilpin’s agreement.

OTHER POTENTIAL POST-EMPLOYMENT PAYMENTS

Each of the named executive officers will be entitled to certain benefits if such officer terminates employment under certain circumstances following a change in control. These benefits are payable pursuant to their employment agreements. These agreements are described above under the caption “Description of Employment Agreements.”

We calculated the potential post-employment payments due to each of our named executive officers assuming each named executive officer terminated employment or a change in control occurred on December 31, 2011, and assuming a price per share of our common stock of $13.98 (the closing price on December 30, 2011, the last trading day of the year). Interest assumptions for the calculations used 120% of the appropriate monthly Applicable Federal Rate for December 2011. Actual amounts that we will pay out can only be determined at the time of such executive’s termination. The following table summarizes the potential payments:

		Termination for Death	Termination for Disability			Change in Control	Absent Change in Control— Involuntary Termination not for Cause OR Voluntary Termination for Good Reason	After Change in Control— Involuntary Termination not for Cause OR Voluntary Termination for Good Reason
Bruce M. Eckert	Base salary (1)	$438,030			$0	$0	$1,310,944	$1,310,944
	Bonus (1)	$0			$0	$0	$164,391	$164,391
	Welfare benefits continuation (1)(2)	$0			$0	$0	$58,502	$58,502
	Value of accelerated stock options	$0			$0	$0	$0	$0
	Value of accelerated restricted stock (3)	$153,615			$153,615	$153,615	$0	$153,615
	Potential excise tax gross-up	N/A			N/A	$0	N/A	$0

	Total	$591,645			$153,615	$153,615	$1,533,837	$1,687,452

Michael L. Boguski	Base salary (1)	$405,573	$0	to	$3,541,046	$0	$1,213,804	$1,213,804
	Bonus (1)	$0			$0	$0	$224,170	$224,170
	Welfare benefits continuation (1)(2)	$0			$0	$0	$74,246	$74,246
	Value of accelerated stock options	$233,600			$233,600	$233,600	$0	$233,600
	Value of accelerated restricted stock (3)	$109,726			$109,726	$109,726	$0	$109,726
	Potential excise tax gross-up	N/A			N/A	$0	N/A	$559,123

	Total	$748,899	$343,326	to	$3,884,372	$343,326	$1,512,219	$2,414,668

Kevin M. Shook	Base salary (1)	$318,436	$0	to	$3,394,024	$0	$636,109	$636,109
	Bonus (1)	$0			$0	$0	$93,100	$93,100
	Welfare benefits continuation (1)(2)	$0			$0	$0	$49,503	$49,503
	Value of accelerated stock options	$175,200			$175,200	$175,200	$0	$175,200
	Value of accelerated restricted stock (3)	$70,224			$70,224	$70,224	$0	$70,224
	Potential excise tax gross-up	N/A			N/A	$0	N/A	$0

	Total	$563,860	$245,424	to	$3,639,449	$245,424	$778,712	$1,024,136

Robert A. Gilpin	Base salary (1)	$214,721	$0	to	$1,400,039	$0	$214,721	$214,721
	Bonus (1)	$0			$0	$0	$29,961	$29,961
	Welfare benefits continuation (1)(2)	$0			$0	$0	$24,702	$24,702
	Value of accelerated stock options	$43,800			$43,800	$43,800	$0	$43,800
	Value of accelerated restricted stock (3)	$35,104			$35,104	$35,104	$0	$35,104
	Potential excise tax gross-up	N/A			N/A	$0	N/A	$0

	Total	$293,625	$78,904	to	$1,478,943	$78,904	$269,384	$348,288

Suzanne M. Emmet	Base salary (1)	$202,237	$0	to	$926,143	$0	$202,237	$202,237
	Bonus (1)	$0			$0	$0	$26,632	$26,632
	Welfare benefits continuation (1)(2)	$0			$0	$0	$19,464	$19,464
	Value of accelerated stock options	$43,800			$43,800	$43,800	$0	$43,800
	Value of accelerated restricted stock (3)	$26,336			$26,336	$26,336	$0	$26,336
	Potential excise tax gross-up	N/A			N/A	$0	N/A	$0

	Total	$272,373	$70,136	to	$996,278	$70,136	$248,333	$318,468

(1)	For base salary, bonus and medical continuation payment calculation, and time and form of such payments, see “Description of Employment Agreements.”
(2)	All welfare benefits provided on a tax-affected basis, assuming maximum Federal, state, and local income tax rates. Assumes no increase in the cost of welfare benefits.
(3)	Shares of restricted stock will also vest immediately upon the executive’s retirement.

DIRECTOR COMPENSATION IN FISCAL YEAR 2011

We believe that the amount, form, and methods used to determine compensation of our non-employee directors are important factors in:

•	attracting and retaining directors who are independent, interested, diligent, and actively involved in our affairs;

•	more substantially aligning the interests of our directors with the interests of our shareholders; and

•	establishing a simple straight-forward package that compensates our directors for the responsibilities and demands of the role of director.

The following table sets forth a summary of the compensation that we paid to our non-employee directors in 2011:

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul R. Burke	47,000	—	—	—	47,000
Ronald L. King	42,750	—	—	—	42,750
Robert M. McAlaine	61,250	—	—	—	61,250
Scott C. Penwell	35,500	—	—	—	35,500
John O. Shirk (1)	33,500	—	—	—	33,500
W. Lloyd Snyder III	45,000	—	—	—	45,000
Charles Vetterlein, Jr.	30,250	—	—	—	30,250

(1)	Mr. Shirk’s service on our board of directors ceased upon his death on November 8, 2011.

Director Compensation Plan

Mr. McAlaine, as the non-executive Chairman of our Board, receives a retainer of $40,000 per year, and all other directors receive a retainer of $18,000 per year. Directors also are paid $1,500 per meeting for attendance at Board meetings or $1,250 for attendance by telephone, and $1,000 per meeting for attendance at committee meetings or $750 for attendance by telephone. The Chairman of our Audit Committee receives an additional $7,500 per year in compensation and all other members of our Audit Committee receive an additional $2,500 per year. Chairs of all other Board committees receive an additional $4,000 per year. Directors are eligible to participate in the 2006 Plan, which is described above under “Our Compensation Plans.”

ADDITIONAL INFORMATION REGARDING DIRECTORS AND OFFICERS

Indemnification

The bylaws of EIHI provide for: (i) indemnification of directors, officers, employees, and agents of EIHI and its subsidiaries; and (ii) the elimination of a director’s liability for monetary damages, each to the fullest extent permitted by Pennsylvania law. Pennsylvania law provides that a Pennsylvania corporation may indemnify directors, officers, employees, and agents of the corporation against liabilities they may incur in such capacities for any action taken or any failure to act, whether or not the corporation would have the power to indemnify the person under any provision of law, unless such action or failure to act is determined by a court to have constituted recklessness or willful misconduct. Pennsylvania law also permits the adoption of a bylaw amendment, approved by shareholders, providing for the elimination of a director’s liability for monetary damages for any action taken or any failure to take any action unless: (i) the director has breached or failed to perform the duties of his office; and (ii) the breach or failure to perform constitutes self-dealing, willful misconduct, or recklessness.

Directors and officers of EIHI are also insured against certain liabilities for their actions, as such, by an insurance policy obtained by EIHI.

Code of Ethics

EIHI has adopted a Code of Conduct and Ethics which applies to all of its directors, officers, and employees. This document is available free of charge on our web site at www.eihi.com under the tab “Investor Relations.”

Related Party Transactions and Policies and Procedures

The Audit Committee of the Board reviews transactions with related parties (directors, director nominees, executive officers, beneficial owners of more than 5% of EIHI common stock, and their respective immediate family members) at least quarterly and applies the independence standards required by the Nasdaq Stock Market and applicable law in reviewing such transactions.

Set forth below is a description of certain relationships and transactions between EIHI and certain of our directors and officers. All transactions were on terms as favorable as could have been obtained from unaffiliated third parties.

Bruce M. Eckert. Mr. Eckert, our Chief Executive Officer for 2010 and a member of our Board of Directors, is an investor in Alliance Impairment Management, Inc., which provides case management services to certain of EIHI’s insurance company subsidiaries. For the year ended December 31, 2011, EIHI’s insurance companies paid $3.6 million in fees to Alliance Impairment Management, Inc. for its services. We believe that the fees paid to Alliance Impairment Management, Inc. are on market terms and conditions and are no less favorable to EIHI than it could negotiate with any unrelated party providing similar services.

Scott C. Penwell. On September 2, 2011, as part of our previously announced stock repurchase program, we entered into a stock purchase agreement, dated September 2, 2011, with Mr. Penwell, a member of our Board of Directors, to repurchase 5,000 shares of the Company’s common stock held by Mr. Penwell for an aggregate purchase price of $66,000, or $13.20 per share, which was the closing price of our common stock on the Nasdaq Global Market on September 1, 2011.

Mr. Penwell was a shareholder in the law firm of Stevens & Lee during the year ended December 31, 2011, which provides legal services to EIHI and its subsidiaries. For the year ended December 31, 2011, EIHI and its subsidiaries paid Stevens & Lee $184,000 in fees for its services.

Robert M. McAlaine. Thomas S. McAlaine, Mr. McAlaine’s son, is the owner of U.S. Detectives, LLC, an investigative services company that specializes in insurance fraud. For the year ended December 31, 2011, EIHI and its subsidiaries paid U.S. Detectives, LLC $352,000 for its services. Director McAlaine has no financial interest in U.S. Detectives, LLC.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship existed between any member of the Compensation/Human Resources Committee or an executive officer of EIHI, on the one hand, and any member of the Compensation/Human Resources Committee (or committee performing equivalent functions, or the full Board) or an executive officer of any other entity, on the other hand, requiring disclosure pursuant to the applicable rules of the SEC.

PART IV

Item 15—Exhibits and Financial Statement Schedules

Exhibit No.	Description

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC.

November 13, 2012	By:	/s/ KEVIN M. SHOOK
Kevin M. Shook, Executive Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature

/s/ MICHAEL L. BOGUSKI* Michael L. Boguski	President and Chief Executive Officer (Principal Executive Officer) and Director	November 13, 2012

/s/ KEVIN M. SHOOK Kevin M. Shook	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	November 13, 2012

/s/ ROBERT M. MCALAINE* Robert M. McAlaine	Chairman and Director	November 13, 2012

/s/ BRUCE M. ECKERT* Bruce M. Eckert	Director	November 13, 2012

/s/ PAUL R. BURKE* Paul R. Burke	Director	November 13, 2012

/s/ RONALD L. KING* Ronald L. King	Director	November 13, 2012

/s/ SCOTT C. PENWELL* Scott C. Penwell	Director	November 13, 2012

/s/ W. LLOYD SNYDER III* W. Lloyd Snyder III	Director	November 13, 2012

/s/ CHARLES H. VETTERLEIN, JR.* Charles H. Vetterlein, Jr.	Director	November 13, 2012

*By:	/S/ KEVIN M. SHOOK
Kevin M. Shook Attorney-in-fact November 13, 2012