Form 10-K
period 2012-12-31
Eastern Insurance Holdings, Inc.
filed 2013-03-08
CIK 1321268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on June 30, 2012, as reported by the NASDAQ Global Market, was $109,858,403.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 6, 2013
Common Stock, No Par Value	7,910,609 (Outstanding Shares)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 2013 Annual Meeting of Stockholders—Part III.

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

EIHI was organized as a Pennsylvania business corporation in 2005. The following provides a brief description of EIHI’s direct and indirect wholly-owned subsidiaries:

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

•	Employers Security is a stock property/casualty insurance company domiciled in the State of Indiana;

•	Employers Alliance is a Pennsylvania corporation offering claims administration and risk management services to self-insured property/casualty customers;

•	Eastern Re is a segregated portfolio cell reinsurance company domiciled in the Cayman Islands; and

•	Eastern Services is a Pennsylvania corporation that currently has no significant business activity.

On December 9, 2010, EIHI completed the sale of Eastern Atlantic RE (“Atlantic RE”). Atlantic RE was a Cayman Islands reinsurance company formed for the purpose of transferring certain assets and liabilities related to EIHI’s former run-off specialty reinsurance segment. The run-off specialty reinsurance segment reported net premiums earned totaling $1,000 and revenue totaling $4.2 million for the year ended December 31, 2010. Total revenue for the year ended December 31, 2010 excludes the loss on the sale of Atlantic RE of $14.0 million.

On June 21, 2010, EIHI completed the sale of Eastern Life and Health Insurance Company (“Eastern Life”), its former group benefits insurance subsidiary. Eastern Life’s net premiums earned totaled $18.3 million (prior to the sale) for the year ended December 31, 2010. Eastern Life’s revenue totaled $20.6 million (prior to the sale) for the year ended December 31, 2010.

The Company currently operates in three business segments: workers’ compensation insurance, segregated portfolio cell reinsurance, and corporate/other. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2012 2011 and 2010.

Overview of Business Segments

The following discussion provides information on each of our business segments:

Workers’ Compensation Insurance. The Company offers workers’ compensation insurance coverage to employers, generally with 1,000 employees or less, primarily in the Mid-Atlantic, Southeast, and Midwest regions of the continental United States. During 2012, the Company expanded into the Gulf South region, with a primary focus in the states of Mississippi, Alabama, Arkansas and Louisiana. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs.

Segregated Portfolio Cell Reinsurance. The Company offers alternative market workers’ compensation solutions to individual companies, groups and associations (referred to as “segregated portfolio cell dividend participants”) through the creation of segregated portfolio cells. The segregated portfolio cells are segregated pools of assets and liabilities that function as insurance companies within an insurance company. The pool of assets and associated liabilities of each segregated portfolio cell are solely for the benefit of the segregated portfolio cell dividend participants, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of the others. This permits the Company to provide customers with a turn-key alternative markets solution that includes program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. The segregated portfolio cell structure provides dividend participants the opportunity to share in both underwriting profit and investment income derived from their respective segregated portfolio cell’s financial results.

Workers’ compensation insurance coverage is underwritten through EAIG’s alternative markets business unit and ceded 100% to the segregated portfolio cell reinsurance segment. The Company receives fee revenue, based on a percentage of direct premiums written, for fronting, claims administration, risk management and segregated portfolio cell rental services. As of December 31, 2012, the segregated portfolio cells and dividend participants provided $50.7 million of irrevocable, unconditional letters of credit to secure unfunded liabilities and collateralize reserves for unpaid losses and loss adjustment expenses (“LAE”) and unearned premiums.

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

Corporate/Other. The corporate/other segment primarily includes the expenses of EIHI, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of December 31, 2012. The corporate/other segment also included the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that wrote insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the contract for its 10% interest in SprinklerPro on a run-off basis effective April 1, 2009. The Company commuted the SprinklerPro contract during the second quarter of 2012 and recognized a realized loss of $641,000 related to the commutation.

Products

Workers’ Compensation Insurance

The Company offers a complete line of workers’ compensation products including guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies, and alternative market products. Direct premiums written in the workers’ compensation insurance segment totaled $182.9 million for the year ended December 31, 2012.

•

Guaranteed cost policies. Guaranteed cost policies charge a fixed premium, which does not increase or decrease based upon loss experience during the policy period. For the year ended December 31, 2012, 57.7% of direct premiums written in the workers’ compensation insurance segment were derived from guaranteed cost policies.

•

Policyholder dividend policies. Policyholder dividend policies charge a fixed premium, but the customer may receive a dividend in the event of favorable loss experience during the policy period. Policyholder dividend plans are generally restricted to accounts with minimum annual premiums in excess of $20,000. For the year ended December 31, 2012, 11.3% of direct premiums written in the workers’ compensation insurance segment were derived from policyholder dividend policies.

•

Retrospectively-rated policies. Retrospectively-rated policies charge an initial premium that is subject to adjustment after the policy period expires, based upon the insured’s actual loss experience incurred during the policy period, subject to a minimum and maximum premium. These policies are typically subject to annual adjustment until all claims related to the policy year are closed. Retrospectively-rated policies are generally offered to employers with minimum annual premiums in excess of $150,000. For the year ended December 31, 2012, 3.2% of direct premiums written in the workers’ compensation insurance segment were derived from retrospectively-rated policies.

•

Deductible policies. Deductible policies generally result in a lower premium; however, the insured retains a greater share of the underwriting risk than under guaranteed cost or dividend paying policies, which reduces the risk to the

Company and further encourages loss control practices by the insured. The insured is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence, subject to an aggregate retention. The Company requires the insured to provide collateral in the form of a letter of credit or cash to secure amounts due the Company under the deductible policy. For the year ended December 31, 2012, 3.6% of direct premiums written in the workers’ compensation insurance segment were derived from deductible policies.

•

Alternative market products. Alternative market products are offered to individual companies, groups, and trade associations. As described above in “Overview of Business Segments—Segregated Portfolio Cell Reinsurance” a policy is issued to an insured and 100% of the premium written, less a ceding commission, is ceded to a segregated portfolio cell at Eastern Re. For the year ended December 31, 2012, 24.2% of direct premiums written in the workers’ compensation insurance segment were derived from alternative market products.

Segregated Portfolio Cell Reinsurance

Segregated portfolio cells, or segregated cells or rent-a-captives, are all referred to as alternative market programs or products. The Company provides a variety of products to this marketplace, including program design, fronting, claims administration, risk management, segregated portfolio cell rental, asset management and segregated portfolio management services. The Company outsources the asset management and segregated portfolio cell management services to a third party. Direct premiums written in the segregated portfolio cell reinsurance segment totaled $37.8 million for the year ended December 31, 2012. The segregated portfolio cell reinsurance segment generated fee revenue to the Company’s workers’ compensation insurance and corporate/other segments totaling $6.1 million for the year ended December 31, 2012.

Marketing and Distribution

Workers’ Compensation Insurance

The Company distributes its workers’ compensation products and services primarily in the Mid-Atlantic, Southeast, Midwest and Gulf South regions of the continental United States through a network of carefully chosen independent insurance agents. The following table provides direct premiums written, by state, for the year ended December 31, 2012 (dollars in thousands):

State	Direct Premiums Written	Percentage
Pennsylvania	$119,281	65.2%
Indiana	16,825	9.2%
North Carolina	12,081	6.6%
Virginia	7,810	4.3%
Maryland	5,084	2.8%
South Carolina	4,027	2.2%
Delaware	3,669	2.0%
New Jersey	3,222	1.8%
Tennessee	3,045	1.7%
Other	7,880	4.2%

Total	$182,924	100.0%

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

The Company proactively manages its valued relationships with agents through a detailed management process. The process is driven by regular interaction with the Company’s underwriting and marketing personnel and strong relationships between senior management of the Company and the principals of each agent. The primary components of the agency management process are as follows:

•

The Company carefully selects agents through a process that assesses financial results, market potential, business philosophy and reputation of the agency and its staff. The Senior Vice President of Marketing and Field Operations

approves all agent appointments following extensive meetings with the agent’s principals. Following the agreement to appoint, the Company’s Senior Vice President of Marketing and Field Operations and other key personnel conduct a formal orientation process focusing on the Company’s workers’ compensation insurance products and services, dedicated service team and the joint business objectives of the Company and the agent.

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

The Company attempts to optimize the franchise value of a workers’ compensation agency appointment by limiting the number of appointments in identified marketing territories. As a result of this agency management strategy, the average direct premiums written per agency contract was $1.2 million for the year ended December 31, 2012.

The Company’s ten largest agents in its workers’ compensation insurance segment accounted for 53.2% of its direct premiums written for the year ended December 31, 2012. The Company’s largest agent, Keystone Insurers Group, accounted for 10.1% of its direct premiums written for the year ended December 31, 2012. The Keystone Insurers Group is subject to the terms and conditions of the Company’s Agency Agreement, which sets forth binding authority, premium remittance and collection and termination provisions, among other things. No other agent accounted for more than 10.0% of the Company’s direct premiums written in its workers’ compensation insurance segment for the year ended December 31, 2012.

Segregated Portfolio Cell Reinsurance

The marketing and distribution of policies that may be submitted for consideration for the Company’s alternative market programs are substantially the same as that of the workers’ compensation insurance segment. The Company’s independent agents market the products to potential customer groups within the Company’s geographic target markets.

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

The workers’ compensation underwriting strategy is focused on accounts with strong return to work and safety programs in low to middle hazard levels such as clerical office, light manufacturing, healthcare, auto dealers and service industries.

For the year ended December 31, 2012, the average annual workers’ compensation traditional premium per policy was $21,956.

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

Claims

Workers’ Compensation Insurance

Workers’ compensation claims management focuses on early intervention and aggressive disability management, utilizing the professional services of in-house and third-party medical case managers to supplement the expertise of in-house claims professionals when appropriate.

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

The Company utilizes strategic vendor relationships rather than in-house personnel for services such as legal representation, private investigation, vocational rehabilitation and medical case management. During 2012, the Company commenced the process of establishing an internal medical case management and utilization review department, as management believes this will improve the effectiveness and efficiency of its claims management process. During 2012, the Company hired a Medical Cost Management Director, and management expects to implement its internal medical case management and utilization review operation in the first half of 2013.

During 2012, the Company established a claim support center for the claim in-take function. Prior to 2012, the claim in-take function was handled through a partnership with a third-party vendor. The third-party vendor continues to handle claims reported after the Company’s normal business hours. Management believes the establishment of the claim support center has improved the effectiveness and efficiency of its claims in-take process, including improvement in customer service and data integrity.

Medical cost management initiatives have been implemented with strategic vendors to reduce claim costs. Medical cost management services include catastrophic medical management, medical case management, preferred provider networks, physical therapy networks and a prescription drug program.

The Company attempts to aggressively achieve final resolution of and close claims from prior accident years as expeditiously as possible. The table below shows the total number of workers’ compensation claims received and open and closed claims, by accident year, as of December 31, 2012.

Traditional Business

(Exclusive of Alternative Markets)

Open Lost Time Claims (1)

Accident Year	Total Claims	Open	Closed	% Closed	Open Reinsured Claims
1994	1	—	1	100.00%	—
1995	18	—	18	100.00%	—
1996	342	—	342	100.00%	—
1997	431	1	430	99.80%	1
1998	567	1	566	99.80%	1
1999	798	1	797	99.90%	—
2000	1,503	1	1,502	99.90%	1
2001	1,947	3	1,944	99.80%	2
2002	1,194	3	1,191	99.70%	3
2003	825	5	820	99.40%	1
2004	1,137	8	1,129	99.30%	5
2005	1,087	4	1,083	99.60%	1
2006	1,263	5	1,258	99.60%	2
2007	1,211	12	1,199	99.00%	3
2008	1,280	27	1,253	97.90%	2
2009	1,317	42	1,275	96.80%	2
2010	1,522	93	1,429	93.90%	4
2011	1,714	256	1,458	85.10%	1
2012	1,600	843	757	47.30%	2

	19,757	1,305	18,452	93.40%	31

(1)	Excludes medical only claims because such claims are opened and closed in a short period of time.

The table below shows the number of open lost time claims for accident years 2011 and prior as of December 31, 2012 and 2011:

Traditional Business

(Exclusive of Alternative Markets)

Open Lost Time Claims (1)

Accident Year	12/31/2012 Open	12/31/2011 Open	2011 and Prior Claims Closed During 2012	% of 2011 Open Claims Closed During 2012
1997	1	1	—	—
1998	1	1	—	—
1999	1	—	(1)	—
2000	1	2	1	50.00%
2001	3	3	—	—
2002	3	3	—	—
2003	5	5	—	—
2004	8	10	2	20.00%
2005	4	7	3	42.90%
2006	5	11	6	54.50%
2007	12	22	10	45.50%
2008	27	55	28	50.90%
2009	42	96	54	56.30%
2010	93	240	147	61.30%
2011	256	877	621	70.80%

	462	1,333	871	65.30%

(1)	Excludes medical only claims because such claims are opened and closed in a short period of time.

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

Reinsurance does not legally discharge the Company from primary liability for the full amount due under the reinsured policies. However, the assuming reinsurer is obligated to reimburse the Company to the extent of the coverage ceded. As of December 31, 2012, the Company’s reinsurance recoverables, by segment, were as follows (in thousands):

Segment	Amount
Workers’ compensation insurance	$14,344
Segregated portfolio cell reinsurance	5,332

Total	$19,676

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

The following table sets forth the amounts recoverable from reinsurers for the workers’ compensation insurance segment as of December 31, 2012 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating		Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$5,634	A		4.2%	28.6%
Aspen Insurance UK Limited	3,395	A		2.5%	17.2%
General Reinsurance Corporation	3,221	A++		2.4%	16.4%
Swiss Reinsurance America Corporation	1,828	A+		1.3%	9.3%
Catalina London Limited	266	NR	(1)	0.2%	1.4%

	$14,344			10.6%	72.9%

(1)	Rating assigned to companies that are not rated by A.M. Best.

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

The following table sets forth the amounts recoverable from reinsurers for the segregated portfolio cell reinsurance segment as of December 31, 2012 (dollars in thousands):

Name	Reinsurance Recoverable	A.M. Best Rating		Percentage of Shareholders’ Equity	Percentage of Reinsurance Recoverable
Lloyd’s of London	$3,410	A		2.5%	17.3%
Aspen Insurance UK Limited	1,711	A		1.3%	8.7%
Catalina London Limited	129	NR	(1)	0.1%	0.7%
Swiss Reinsurance America Corporation	82	A+		0.1%	0.4%

	$5,332			4.0%	27.1%

(1)	Rating assigned to companies that are not rated by A.M. Best.

Loss and LAE Reserves

The Company estimates its reserves for unpaid losses and LAE as of the balance sheet date. The adequacy of the Company’s reserves is inherently uncertain and represents a significant risk to the business. The Company attempts to mitigate the uncertainty inherent in its reserves by continually reviewing loss cost trends, attempting to set premium rates that are adequate to cover anticipated future costs, and by professionally managing its claims administration function. Additionally, the Company attempts to minimize the estimation risk inherent in its reserves by employing actuarial techniques on a quarterly basis. Significant judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under current facts and circumstances. No assurance can be given as to whether the ultimate liability for unpaid losses and LAE will be more or less than the Company’s current estimates. While management believes that the assumptions underlying the amounts recorded for the reserves for unpaid losses and LAE as of December 31, 2012 are reasonable, the ultimate net liability may differ materially from the amount provided.

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance, beginning of period	$106,077	$95,963	$89,509
Reinsurance recoverables on unpaid losses and LAE	11,805	7,864	8,512

Net balance, beginning of period	94,272	88,099	80,997
Incurred related to:
Current year	105,477	84,723	76,794
Prior year	(87)	(1,001)	780

Total incurred	105,390	83,722	77,574
Paid related to:
Current year	40,187	31,514	30,755
Prior year	56,831	46,035	39,717

Total paid	97,018	77,549	70,472

Net balance, end of period	102,644	94,272	88,099
Reinsurance recoverables on unpaid losses and LAE	15,084	11,805	7,864

Balance, end of period	$117,728	$106,077	$95,963

Incurred losses by segment were as follows for the year ended December 31, 2012 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$85,331	$23,020	$108,351
Current period discount	(2,179)	(695)	(2,874)
Prior year, gross of discount	—	(2,116)	(2,116)
Accretion of prior period discount	1,430	599	2,029

Total incurred	$84,582	$20,808	$105,390

Incurred losses by segment were as follows for the year ended December 31, 2011 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$68,895	$18,769	$87,664
Current period discount	(2,252)	(689)	(2,941)
Prior year, gross of discount	—	(2,875)	(2,875)
Accretion of prior period discount	1,159	715	1,874

Total incurred	$67,802	$15,920	$83,722

Incurred losses by segment were as follows for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$59,614	$19,747	$79,361
Current period discount	(1,901)	(666)	(2,567)
Prior year, gross of discount	—	(1,432)	(1,432)
Accretion of prior period discount	1,562	650	2,212

Total incurred	$59,275	$18,299	$77,574

For the years ended December 31, 2012, 2011 and 2010, the Company increased (decreased) its workers’ compensation insurance and segregated portfolio cell reinsurance reserves for unpaid losses and LAE, including the accretion of prior period discount, by the following amounts (in thousands):

	2012	2011	2010
Workers’ compensation insurance	$1,430	$1,159	$1,562
Segregated portfolio cell reinsurance	(1,517)	(2,160)	(782)

Total	$(87)	$(1,001)	$780

Workers’ Compensation Insurance

For the years ended December 31, 2012, 2011 and 2010, the Company increased (decreased) its workers’ compensation insurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year	2012	2011	2010
2011	$—	$—	$—
2010	—	—	—
2009	—	—	—
2008	—	—	—
2007	—	—	—
2006	—	—	—
2005	—	—	—
2004	—	—	—
2003	—	—	—
2002	—	—	—
2001 and prior	—	—	—

Total before discount accretion	—	—	—
Discount accretion	1,430	1,159	1,562

Total	$1,430	$1,159	$1,562

For the years ended December 31, 2012, 2011 and 2010, the estimates of ultimate losses and LAE for prior accident periods produced from our actuarial methods were reasonably consistent with the estimates we prepared as of December 31, 2011 and , therefore, we have not changed our best estimate of these amounts. Accordingly, the Company did not recognize any development on prior accident period workers’ compensation insurance reserves for the years ended December 31, 2012, 2011 or 2010.

Segregated Portfolio Cell Reinsurance

For the years ended December 31, 2012, 2011 and 2010, the Company increased (decreased) its segregated portfolio cell reinsurance reserves for unpaid losses and LAE by the following amounts, by accident year (in thousands):

Accident Year	2012	2011	2010
2011	$490	$—	$—
2010	(1,518)	(1,862)	—
2009	116	(602)	(1,372)
2008	(236)	(109)	(418)
2007	38	(136)	423
2006	(252)	(85)	(12)
2005	(107)	(12)	103
2004	(184)	(54)	(124)
2003	(229)	(2)	(51)
2002	(182)	(2)	(10)
2001 and prior	(52)	(11)	29

Total before discount accretion	(2,116)	(2,875)	(1,432)
Discount accretion	599	715	650

Total	$(1,517)	$(2,160)	$(782)

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

For the year ended December 31, 2012, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.1 million, representing 9.6% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2011 and 6.6% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2012. The favorable development arose primarily from accident year 2010, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The unfavorable development recorded in 2012 related to accident year 2011 primarily reflects the emergence of unexpected loss trends and a large loss in one of the segregated portfolio cells.

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

The analysis in the following table presents the development of the Company’s reserves for unpaid losses and LAE from December 31, 2002 to December 31, 2012 for both the workers’ compensation insurance and segregated portfolio cell reinsurance segments. The first line in the table shows the reserves for unpaid losses and LAE, net of reinsurance, as estimated at the end of each calendar year. The first section below that line shows the cumulative actual payments of losses and LAE, net of reinsurance, that relate to each year-end liability as they were paid at the end of subsequent annual periods. The next section shows revised estimates of the original unpaid amounts, net of reinsurance, that are based on the subsequent payments and re-estimates of the remaining unpaid liabilities. The next line shows the favorable or unfavorable development of the original estimates, net of reinsurance. Loss reserve development in this table is cumulative, the estimated favorable or unfavorable development for a particular year represents the cumulative amount by which all previous liabilities are currently estimated to have been over- or under-estimated. The “cumulative redundancy/(deficiency)” is as of December 31, 2012, which represents the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate (in thousands).

	As of December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Reserves for unpaid losses and LAE, net of reinsurance	$18,995	$35,372	$50,258	$54,610	$62,863	$63,726	$77,090	$79,442	$86,906	$94,066	$102,438
Cumulative amount of liability paid through:
One year later	12,595	16,954	18,403	19,386	21,424	25,664	34,737	39,297	44,453	57,242	—
Two years later	20,609	25,590	27,612	28,171	32,792	40,100	51,284	58,229	64,153	—	—
Three years later	24,154	29,299	31,982	33,080	39,352	46,854	59,850	68,663	—	—	—
Four years later	25,433	30,580	33,336	35,830	41,593	51,295	64,721	—	—	—	—
Five years later	25,764	31,123	34,369	37,038	43,060	53,224	—	—	—	—	—
Six years later	25,825	31,430	34,596	38,119	44,086	—	—	—	—	—	—
Seven years later	25,868	31,469	35,171	38,577	—	—	—	—	—	—	—
Eight years later	25,933	31,704	35,466	—	—	—	—	—	—	—	—
Nine years later	26,061	31,746	—	—	—	—	—	—	—	—	—
Ten years later	26,067	—	—	—	—	—	—	—	—	—	—

Liability estimated as of:
One year later	26,511	37,625	43,208	49,301	52,791	60,491	72,216	80,220	85,906	93,730	—
Two years later	27,993	36,038	41,797	42,940	51,223	56,054	72,711	78,459	83,140	—	—
Three years later	27,848	35,358	39,392	42,327	48,507	56,489	71,564	77,376	—	—	—
Four years later	27,942	34,347	38,789	41,266	48,768	56,001	70,656	—	—	—	—
Five years later	27,670	34,061	37,582	41,320	48,677	55,055	—	—	—	—	—
Six years later	27,484	33,199	37,498	41,312	47,696	—	—	—	—	—	—
Seven years later	26,843	33,218	37,488	40,563	—	—	—	—	—	—	—
Eight years later	26,904	33,260	36,878	—	—	—	—	—	—	—	—
Nine years later	26,935	32,822	—	—	—	—	—	—	—	—	—
Ten years later	26,717	—	—	—	—	—	—	—	—	—	—
Cumulative total (deficiency) redundancy	(7,722)	2,550	13,380	14,047	15,167	8,671	6,434	2,066	3,766	336	—

Gross liability—end of year	20,361	37,455	53,108	60,430	67,232	68,468	84,925	87,954	94,770	105,871	117,522
Reinsurance recoverables	1,366	2,083	2,850	5,820	4,369	4,742	7,835	8,512	7,864	11,805	15,084

Net liability—end of year	$18,995	$35,372	$50,258	$54,610	$62,863	$63,726	$77,090	$79,442	$86,906	$94,066	$102,438

Gross re-estimated liability—latest	31,507	38,009	43,718	48,581	56,059	64,011	83,743	89,824	96,247	107,063
Re-estimated reinsurance recoverables—latest	4,790	5,187	6,840	8,018	8,363	8,956	13,087	12,448	13,107	13,333

Net re-estimated liability—latest	$26,717	$32,822	$36,878	$40,563	$47,696	$55,055	$70,656	$77,376	$83,140	$93,730

Gross cumulative (deficiency) redundancy	$(11,146)	$(554)	$9,390	$11,849	$11,173	$4,457	$1,182	$(1,870)	$(1,477)	$(1,192)

(1)	The reserves for unpaid losses and LAE as of December 31, 2010, 2009, 2008, 2007 and 2006 are reflected before the impact of purchase accounting adjustments of $330, $555, $1,068, $1,102 and $1,602, respectively.
(2)	The above table excludes reserves for unpaid losses and LAE of $206, $206, $861 and $1,000 as of December 31, 2012, 2011, 2010 and 2009, respectively, related to the Company’s previous run-off specialty reinsurance segment that is now reported in the corporate/other segment.

A.M. Best Rating

A.M. Best rates insurance companies based on factors of concern to policyholders. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, its book of business, the adequacy and soundness of its reinsurance programs, the quality and estimated fair value of its investments, the adequacy of its reserves and surplus, its capital structure, the experience and competence of its management, and its marketing presence. A.M. Best ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to its policyholders. Their evaluation is not directed at investors. As of December 31, 2012, Eastern Alliance Insurance Group and Eastern Re had a financial strength rating of “A” (Excellent) with a stable outlook. An “A” (Excellent) financial strength rating is the third highest out of 16 rating classifications.

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

The property and casualty insurance market is highly competitive. The Company competes with stock insurance companies, mutual insurance companies, local cooperatives and other underwriting organizations. The Company considers its principal competitors to be Accident Fund Insurance Company of America, Amerisure Insurance, Brickstreet, Cincinnati Insurance Company, Companion Property & Casualty Insurance Company, Employers, Erie Insurance Group, Highmark Casualty Insurance Company, Key Risk, Lackawanna Insurance Group, Liberty Mutual Insurance Company, Old Republic Insurance Company, Travelers Insurance, Selective Insurance Group, and Zenith Insurance Company.

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

The Company evaluates the performance of its investments through the use of various industry benchmarks. Benchmarks have been selected for each investment manager and/or portfolio and are reviewed on a quarterly basis by management and the Company’s Finance/Investment Committee. For the year ended December 31, 2012, the Company’s taxable equivalent total return, excluding investments held in the segregated portfolio cell reinsurance segment, net of management fees, was 5.69%.

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

The Company’s other long-term investments include interests in various limited partnerships. The Company accounts for its limited partnership investments under the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnership’s net asset value. The increase or decrease in the Company’s interest in the limited partnerships is recorded in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

The following table sets forth consolidated information concerning the Company’s investments as of December 31, 2012 and 2011 (in thousands).

	As of December 31,
	2012		2011
	Amortized Cost or Cost	Estimated Fair Market Value	Amortized Cost or Cost	Estimated Fair Market Value
U.S. Treasuries and government agencies	$19,780	$20,139	$15,524	$16,143
State, municipalities and political subdivisions	42,942	45,150	39,904	42,316
Corporate securities	36,624	36,941	44,748	45,498
Residential mortgage-backed securities	27,983	28,434	21,499	22,360
Commercial mortgage-backed securities	148	167	187	206
Collateralized mortgage obligations	17,009	17,122	5,753	5,876
Other structured securities	1,000	1,023	1,004	1,023

Total fixed income securities	145,486	148,976	128,619	133,422

Equity securities	20,462	23,200	16,566	17,629
Convertible bonds	18,207	19,747	16,856	17,574
Other long-term investments	7,000	9,974	8,100	10,209

Total investments	$191,155	$201,897	$170,141	$178,834

Corporate securities include an investment in a fixed income mutual fund, held by the segregated portfolio cell reinsurance segment, with a cost and estimated fair value of $26,600 and $26,656, respectively, as of December 31, 2012. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include two asset-backed securities collateralized by auto loan receivables and one security in an equipment trust made up of fixed retail installment contracts and retail installment loans.

As of December 31, 2012 and 2011, the estimated fair value of the Company’s other long-term investments, by investment strategy, were as follows (in thousands):

	2012	2011
Multi-strategy fund of funds	$6,063	$5,578
Natural resources	—	1,262
Structured finance opportunity fund	3,278	2,769
Open-ended investment fund	633	600

Total	$9,974	$10,209

During 2012, the Company liquidated its interest in the natural resources fund, which is reflected in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

The gross unrealized losses and estimated fair value of fixed income securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security is in a continuous unrealized loss position as of December 31, 2012 were as follows (in thousands):

	Less Than 12 Months			12 Months or More			Total
2012	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
U.S. Treasuries and government agencies	$594	$(5)	1	$—	$—	—	$594	$(5)	1
States, municipalities, and political subdivisions	3,922	(31)	17	—	—	—	3,922	(31)	17
Residential mortgage-backed securities	11,922	(30)	10	—	—	—	11,922	(30)	10
Collateralized mortgage obligations	4,943	(56)	9	122	(3)	2	5,065	(59)	11

Total fixed income securities	21,381	(122)	37	122	(3)	2	21,503	(125)	39
Equity securities	1,034	(135)	11	—	—	—	1,034	(135)	11

Total fixed income and equity securities	$22,415	$(257)	48	$122	$(3)	2	$22,537	$(260)	50

	Less Than 12 Months			12 Months or More			Total
2011	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
States, municipalities, and political subdivisions	$1,604	$(4)	4	$—	$—	—	$1,604	$(4)	4
Collateralized mortgage obligations	375	(11)	2	—	—	—	375	(11)	2

Total fixed income securities	1,979	(15)	6	—	—	—	1,979	(15)	6
Equity securities	3,302	(374)	6	—	—	—	3,302	(374)	6

Total fixed income and equity securities	$5,281	$(389)	12	$—	$—	—	$5,281	$(389)	12

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

Management has evaluated the unrealized losses related to its fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of December 31, 2012.

Management has evaluated the unrealized losses related to its equity securities and determined that they are primarily related to the current market conditions and not due to underlying issues related to the issuer or the industry in which the issuer operates. The equity securities have been in an unrealized loss position for less than twelve months and none of the securities had an estimated fair value less than 80% of its cost basis. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of December 31, 2012.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, totaling $127,000, $0, and $6,000, respectively. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $0, $78,000 and $80,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the Company held asset-backed securities with an estimated fair value of $46.7 million. The types of underlying assets collateralizing these securities, the weighted average issuance date, average credit rating and the estimated fair value as of December 31, 2012 are as follows (in thousands):

Asset Type	Weighted Average Year of Issuance	Weighted Average Credit Rating	Estimated Fair Value
Residential mortgage-backed securities (RMBS)	2011	AAA	$28,434
Commercial mortgage-backed securities (CMBS)	2006	AAA	167
Collateralized mortgage obligations (CMO)	2010	AAA	17,122
Auto loan receivables	2010	AAA	664
Equipment trust	2011	AAA	359

Total			$46,746

The Company held 47 RMBS securities as of December 31, 2012, all of which were rated AAA. These securities were all issued by government agencies.

The Company held 27 CMO securities as of December 31, 2012, all of which were rated AAA, except for two securities with a CC rating. The amortized cost and estimated fair value of the two CC-rated securities totaled $124,000 and $122,000 as of December 31, 2012, respectively.

The Company held one CMBS security as of December 31, 2012, which was rated AAA.

The Company held two securities collateralized by auto loan receivables as of December 31, 2012, both of which were rated AAA.

The Company held one security in an equipment trust made up of fixed rate retail installment sale contracts and retail installment loans as of December 31, 2012, which was rated AAA.

As of December 31, 2012, the Company held insurance enhanced securities, net of pre-refunded municipal bonds that are escrowed in U.S. government obligations, with an estimated fair value of $14.2 million, which represents approximately 7.0% of the Company’s total investments as of December 31, 2012. Municipal bonds made up 100% of the insurance enhanced securities.

The following table provides a breakdown of the ratings for these insurance enhanced securities, net of pre-refunded municipal bonds, with and without insurance, at estimated fair value (in thousands):

Ratings	Ratings With Insurance	Ratings Without Insurance
AA	$13,059	$12,324
A	1,103	1,838
BBB	38	38

Total	$14,200	$14,200

These securities had an average credit rating of AA with and without the insurance enhancement as of December 31, 2012.

The Company’s indirect exposure to third party insurers, by percentage of estimated fair value as of December 31, 2012, was as follows:

Insurer	Percentage of Estimated Fair Value
National Re	31.9%
Assured Guaranty Municipal Corporation	31.6%
National Re FGIC	22.7%
AMBAC Financial Group, Inc.	11.4%
Financial Guaranty Insurance Company	2.4%

Total	100.0%

The following table shows the ratings distribution of the Company’s fixed income securities and convertible bonds, excluding fixed income securities of the segregated portfolio cell reinsurance segment, as a percentage of the estimated fair value of the fixed income and convertible bond portfolio as of December 31, 2012 (dollars in thousands).

	Estimated Fair Value	Percentage of Total
“AAA”	$67,938	49.3%
“AA”	36,689	26.6%
“A”	17,184	12.5%
“BBB”	10,382	7.5%
Below Investment Grade	5,600	4.1%

Total	$137,793	100.0%

Note: The Company has excluded the segregated portfolio cell reinsurance segment’s investment credit ratings from the above table because management believes the exclusion of the credit ratings of the segregated portfolio cell reinsurance segment’s fixed income securities provides a more transparent understanding of the underlying risk in the Company’s fixed income and convertible bond portfolios. Also, the Company has reported securities issued and/or guaranteed by the United States Government in the “AAA” classification. As of December 31, 2012, these securities were rated “AAA” by Moody’s and Fitch and “AA” by S&P.

The amortized cost and estimated fair value of fixed income securities and convertible bonds, excluding fixed income securities held by the segregated portfolio cell reinsurance segment, as of December 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$10,908	$11,184
One through five years	34,153	35,621
Five through ten years	24,094	25,344
Greater than ten years	16,530	17,829
Mortgage/asset-backed securities	46,140	46,745

Total	$131,825	$136,723

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

Employees

As of December 31, 2012, the Company had 220 employees. The Company’s employees are not represented by a union. The Company considers its relationship with its employees to be excellent.

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

Examinations

Examinations of EIHI’s insurance subsidiaries are conducted by the domiciliary insurance department every three to five years. The Pennsylvania Insurance Department is currently performing a financial examination of Eastern Alliance, Allied Eastern and Eastern Advantage as of and for the five-year period ending December 31, 2011. The Indiana Insurance Department is currently performing a financial examination of Employers Security as of and for the two-year period ending December 31, 2011. The Indiana Insurance Department is performing its examination in order to get on the same examination rotation as the Pennsylvania Insurance Department. The examinations are in process and have not been completed. The Pennsylvania Insurance Department’s most recent examinations of Eastern Alliance and Allied Eastern for which a report was issued were as of December 31, 2006. The Indiana Insurance Department’s most recent examination of Employers Security for which a report was issued was as of December 31, 2009. These examinations did not result in any adjustments to the financial position of the insurance companies. In addition, there were no substantive qualitative matters indicated in the examination reports that had a material adverse impact on the Company’s operations. The Pennsylvania Insurance Department conducted an organizational examination of Eastern Advantage as of October 24, 2007.

Risk-Based Capital Requirements

Pennsylvania and Indiana impose the NAIC risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business and other relevant risks as are set forth in the risk-based capital instructions. The capital levels of EIHI’s insurance subsidiaries exceeded minimum statutory capital and surplus requirements as of December 31, 2012.

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

Insurance Guaranty Funds

Almost all states have guaranty fund laws under which insurers doing business in the state can be assessed to fund policyholder liabilities of insolvent insurance companies. Pennsylvania, Indiana and the other states in which our insurance companies conduct business have such laws. Under these laws, an insurer is subject to assessment depending upon its market share in the state of a given line of business. The most significant assessment fund to which the Company is subject is the Pennsylvania Workers’ Compensation Security Fund (the “Security Fund”), which assesses workers’ compensation insurers doing business in Pennsylvania for the purpose of providing funds to cover obligations to policyholders of insolvent insurance companies. The maximum assessment the Security Fund can impose is equal to 1.0% of the Company’s net workers’ compensation insurance premiums written in Pennsylvania in the year of assessment. The Company would establish reserves relating to specific insurance company insolvencies upon notification of an assessment by the respective state guaranty association. We cannot predict the amount or timing of any future assessments under these laws.

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

Dividend Restrictions

EIHI’s ability to declare and pay dividends will depend in part on dividends received from its insurance subsidiaries. Our domestic insurance subsidiaries’ ability to pay dividends to the Company is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania or Indiana Insurance Departments is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement, or $10.0 million in 2013. The maximum dividend that may be paid by Eastern Alliance, Allied Eastern and Eastern Advantage in 2013, without prior approval from the Pennsylvania Insurance Department, is $5.7 million, $2.0 million and $1.0 million, respectively. The maximum dividend that may be paid by Employers Security in 2013, without prior approval from the Indiana Insurance Department, is $1.3 million.

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

We are subject to credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. The Company had net reinsurance recoverables of $19.7 million as of December 31, 2012. If our reinsurers are not capable of fulfilling their financial obligations to us, including the inability to secure the necessary collateral provided under the reinsurance agreements, our insurance losses would increase, which would negatively affect our financial condition and results of operations.

Our investment performance may suffer as a result of adverse capital market developments, which may affect our financial results and ability to conduct business.

We invest the premiums we receive from policyholders until cash is needed to pay insured claims or other expenses. As of December 31, 2012, the Company held investments with an estimated fair value of $201.9 million. For the year ended December 31, 2012, the Company had $3.9 million of net investment income, representing 2.3% of its total revenues. Our investments are subject to a variety of investment risks, including risks relating to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit risk. In particular, an unexpected increase in the volume or severity of claims may force us to liquidate investments, which may cause us to incur capital losses. If we do not structure the duration of our investments to match our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such payments. Investment losses could significantly decrease our asset base and statutory surplus, thereby affecting our ability to conduct business.

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

As of December 31, 2012, MBSs, including CMOs, constituted 22.6% of the estimated fair value of the Company’s investment portfolio. MBSs and CMOs are subject to prepayment risks that vary with, among other things, interest rates. During periods of declining interest rates, MBSs generally prepay faster as the underlying mortgages are prepaid and/or refinanced by the borrowers in order to take advantage of lower interest rates. MBSs that have an amortized cost that is greater than par (i.e., purchased at a premium) may incur a reduction in yield or a loss as a result of prepayments. In addition, during such periods, we generally will be unable to reinvest the proceeds of any prepayment at comparable yields. Conversely, during periods of rising interest rates, the frequency of prepayments generally decreases, and we may receive interest payments that are below the then prevailing interest rate for longer than expected. MBSs that have an amortized cost that is less than par (i.e., purchased at a discount) may incur a decrease in yield or a loss as a result of slower prepayments.

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

Competition in these markets is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies and the experience of the insurer in the line of insurance to be written. The Company’s insurance subsidiaries compete with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. We consider our principal competitors to be Accident Fund Insurance Company of America, Amerisure Insurance, Brickstreet, Cincinnati Insurance Company, Companion Property & Casualty Insurance Company, Employers, Erie Insurance Group, Highmark Casualty Insurance Company, Key Risk, Lackawanna Insurance Group, Liberty Mutual Insurance Company, Old Republic Insurance Company, Travelers Insurance, Selective Insurance Group and Zenith Insurance Company. The workers’ compensation line of insurance is subject to significant price competition. If competitors price their products aggressively, our ability to grow or renew our business may be adversely affected. We pay agents on a commission basis to produce business. Some competitors may offer higher commissions to independent agents or offer insurance at lower premium rates through the use of salaried personnel or other distribution methods that do not rely on independent agents. Increased competition could adversely affect our ability to attract and retain business and thereby reduce our profits from operations.

We could be adversely affected by the loss of our key personnel.

The success of our business is dependent, to a large extent, on the efforts of certain key personnel, in particular, Michael L. Boguski, our President and Chief Executive Officer, Kevin M. Shook, our Executive Vice President, Treasurer and Chief Financial Officer, Robert A. Gilpin, our Senior Vice President of Marketing and Field Operations, Suzanne M. Emmet, our Senior Vice President of Claims and Corporate Compliance, and Cynthia Sklar, Senior Vice President, Underwriting and Risk Management. We have employment agreements with each of Messrs. Boguski, Shook, Gilpin, Ms. Emmet and

Ms. Sklar, which contain covenants not to compete. We do not maintain key man life insurance on any of these executives. The loss of key personnel could prevent us from fully implementing our business strategy and could significantly and negatively affect our financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, and our ability to do so will depend upon a number of factors, such as our results of operations and prospects and the level of competition then prevailing in the market for qualified personnel. The current market for qualified insurance personnel is highly competitive.

Our results of operations may be adversely affected by any loss of business from key agents and by the creditworthiness of our agents.

Our products are marketed by independent agents. Other insurance companies compete with the Company for the services and allegiance of these agents. Because they are independent, these agents are not obligated to direct business to the Company and may choose to direct business to our competitors, or may direct less desirable risks to us. The Company’s ten largest agents in its workers’ compensation insurance segment accounted for 53.2% of its direct premiums written for the year ended December 31, 2012. The Company’s largest agent, Keystone Insurers Group, accounted for 10.1% of direct premiums written for the year ended December 31, 2012. No other agent accounted for more than 10.0% of direct premiums written in the Company’s workers’ compensation insurance segment for the year ended December 31, 2012. If premium volume produced by any of the Company’s large agents were to decrease significantly, it would have a material adverse effect on us.

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

In connection with the sale of Atlantic RE, a portion of the purchase price consisted of a contingent profit commission of $3.0 million, payable upon the earlier of extinguishment of all Atlantic RE’s reinsurance obligations, commutation of those obligations, or ten years from the date of closing (December 9, 2020). The amount of the contingent profit commission is based upon the adequacy of the Company’s loss and LAE reserves as of September 30, 2010 compared to a predetermined targeted amount of loss and LAE reserves. The Company has recorded a receivable for the contingent profit commission on its consolidated balance sheet as of December 31, 2012. However, the ultimate amount of the contingent profit commission payment is dependent upon the amount of future claims incurred and the ability of the purchaser to manage the outstanding claims, both of which are outside the control of the Company. Accordingly, no assurance can be given that the Company will be collect all or any of the contingent profit commission in the future. If the Company determines at any future date that all or any portion of the contingent profit commission will not be collected, the Company will recognize a loss in the period in which such determination is made.

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

For the year ended December 31, 2012, 65.2% of the Company’s workers’ compensation premium was written in Pennsylvania. The Company’s workers’ compensation insurance business is affected by the economic health of Pennsylvania for two principal reasons. First, premium growth is dependent upon payroll growth, which, in turn, is affected by economic conditions. Second, losses and LAE can increase in weak economic conditions because it is more difficult to return injured workers to the job when employers are otherwise reducing payrolls. Finally, as a result of the Company’s high concentration of Pennsylvania business, the Company can be adversely affected by any material change in Pennsylvania law or regulation or any Pennsylvania court decision affecting workers’ compensation carriers generally.

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

Risk Factors Relating to Our Common Stock

Directors and management could effectively control certain situations that may be viewed as contrary to your interests.

The extent of management’s control over the Company is related to the following factors:

•	Directors and management owned approximately 18.3% of the Company’s outstanding stock as of December 31, 2012.

•

The employee stock ownership plan (“ESOP”) owns 8.75%, or 692,030 shares, of the Company’s outstanding stock as of December 31, 2012. The shares held by the ESOP will be voted in the manner directed by the ESOP participants.

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

Provisions of the Pennsylvania Business Corporation Law (“PBCL”), which we refer to as the PBCL, that are applicable to publicly traded companies provide, among other things, that we may not engage in a business combination with an “interested shareholder” during the five-year period after the interested shareholder became such, except under certain specified circumstances. Under the PBCL, an interested shareholder is generally a holder of 20% or more of our voting stock. The PBCL also contains provisions providing for the ability of shareholders to object to the acquisition by a person, or group of persons acting in concert, of 20% or more of our outstanding voting securities and to demand that they be paid a cash payment for the fair value of their shares from the controlling person or group.

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

Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend. Furthermore, any dividends paid in excess of Eastern Re’s cumulative earnings and profits subsequent to June 16, 2006, the date on which Eastern Re became an United States owned foreign corporation, would be subject to U.S. federal income tax.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

The Company’s corporate headquarters and its Mid-Atlantic Regional Office are located at 25 Race Avenue in Lancaster, Pennsylvania. The Company leases its home office building under a 15-year, non-cancelable operating lease through February 2017. The base rent is subject to an annual increase based upon the consumer price index at the end of each preceding calendar year. In addition to the base rent, the Company is responsible for its proportionate share of expenses related to the building including, but not limited to, utilities, maintenance, real estate taxes, and insurance. The Company has a 5% interest in the limited partnership that owns the building.

The Company’s other regional offices are located in Charlotte, North Carolina (Southeast Region), Indianapolis, Indiana (Midwest Region), and Madison, Mississippi (Gulf South Region). The Company has satellite offices located in Wexford, Pennsylvania (Mid-Atlantic Region), Franklin, Tennessee (Southeast Region) and Richmond, Virginia (Southeast Region).

These offices are leased by the Company under multi-year operating leases. The Company also has an office located in Camp Hill, Pennsylvania, which serves as the Company’s data back-up and recovery site, as well as additional office space for the Mid-Atlantic Regional Office.

The home office building and the Camp Hill office are used by the workers’ compensation insurance and corporate/other segments. The office space in Western Pennsylvania, North Carolina, Indiana, Tennessee and Virginia is primarily used by the workers’ compensation insurance segment to provide underwriting, marketing, claims and risk management services to insureds in the respective geographic markets.

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

Both the Company and AIG Companies have appointed arbitrators. The parties are currently in the process of attempting to select an umpire. As of this date, the parties have obtained completed questionnaires from a selected pool of umpire candidates who are being evaluated by the parties.

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

The Company commenced an audit of the claims covered under the Treaties during the third quarter of 2012. The claim audit is on-going and the Company has requested and is awaiting additional files and further information from AIG Companies, which will allow the Company to complete the audit. All of the information obtained and reviewed will be evaluated to determine whether such information would cause the Company to revise its estimates or position with respect to the pending arbitration.

It is reasonably possible that the final outcome of the arbitration could go against the Company, which could result in a material, adverse effect on the Company’s results of operations and financial condition.

Eastern Alliance Insurance Co. v. Managepoint, LLC, d/b/a Management 2000 Group, Inc., a/k/a Management, Inc.

Eastern Alliance brought this action against Managepoint, Inc., Managepoint, LLC, and Management 2000 Group, Inc. (collectively, the “Defendants”) to recover amounts due and owing under five workers’ compensation deductible insurance policies issued to the Defendants. As of December 31, 2012, the aggregate amount due and unpaid for claims under the policies was approximately $259,000, all of which has been reserved for. In addition, there are outstanding claim reserves totaling approximately $274,000 under the policies as of December 31, 2012. Eastern Alliance seeks recovery of all amounts presently due, together with amounts which will have accrued and become due and owing as of the time of trial.

On November 21, 2012, the Defendants filed a complaint, denying Eastern Alliance’s assertion that they operate as the same entity, and thus, are liable for the debts of the other, and renouncing any liability for any amounts set forth in the complaint. The Defendants also raised a number of affirmative defenses, including that Eastern Alliance breached its duty of good faith and fair dealing by, among other things, failing to obtain required approvals to settling workers’ compensation claims and improperly invoicing, collecting, and retaining various overpayments by the Defendants.

This matter is presently in discovery, and it is too early and there is not enough information to predict an outcome. It is reasonably possible that the final outcome of this matter could go against the Company, which could result in a material, adverse effect on the Company’s results of operations and financial condition.

Item 4—Mine Safety Disclosures

Not applicable.

PART II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “EIHI”. As of March 6, 2013, there were 474 registered holders of our common stock.

During 2012, the Company paid four quarterly dividends of $0.07/share. Any payment of dividends in the future on the common stock is subject to determination and declaration by the Company’s Board of Directors, who will take into consideration the Company’s financial condition, results of operations and future prospects. EIHI’s ability to pay dividends will depend in part on dividends received from its insurance subsidiaries. On March 1, 2013, the Company announced that its Board of Directors approved an increase in its quarterly cash dividend on its issued and outstanding shares of common stock, from $0.07 per share to $0.09 per share.

The table below sets forth information with respect to the amount and frequency of dividends declared on our common stock for the years ended December 31, 2012 and 2011. It is currently expected that cash dividends will continue to be paid in the future.

Date of Declaration by EIHI Board	Type of and Amount of Dividend	Record Date for Payment	Payment Date
February 16, 2012	Regular $0.07 cash per share	March 16, 2012	March 30, 2012
May 10, 2012	Regular $0.07 cash per share	June 15, 2012	June 29, 2012
August 16, 2012	Regular $0.07 cash per share	September 14, 2012	September 28, 2012
November 8, 2012	Regular $0.07 cash per share	December 14, 2012	December 28, 2012

February 17, 2011	Regular $0.07 cash per share	March 17, 2011	March 31, 2011
May 12, 2011	Regular $0.07 cash per share	June 16, 2011	June 30, 2011
August 18, 2011	Regular $0.07 cash per share	September 16, 2011	September 30, 2011
November 10, 2011	Regular $0.07 cash per share	December 16, 2011	December 30, 2011

Information regarding restrictions and limitations on the payment of cash dividends can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the “Financial Condition, Liquidity and Capital Resources” section.

The table below sets forth the high and low sales prices of our common stock for each quarterly period as reported by the NASDAQ for the years ended December 31, 2012 and 2011.

	2012		2011
	Low	High	Low	High
1st quarter	$13.63	$14.75	$11.45	$13.40
2nd quarter	$14.14	$17.21	$12.90	$13.82
3rd quarter	$15.51	$17.74	$12.34	$13.50
4th quarter	$16.03	$17.70	$12.91	$14.15

Equity Compensation Plan Information

The Company adopted the Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”) on December 18, 2006. Under the terms of the Stock Incentive Plan, stock awards may be made in the form of incentive stock options, non-qualified stock options or restricted stock. The following table provides the total number of stock awards outstanding, including the weighted average exercise price, as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,028,494	$13.55	57,268	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,028,494	$13.55	57,268	(1)

(1)	The number of securities available for future issuance under the Stock Incentive Plan is automatically increased on January 1 by an amount equal to 1.0% of the total outstanding common shares on the last trading day of December of the immediately preceding calendar year. The number of securities available for future issuance can be in the form of stock options or restricted stock.

Performance Graph

Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company’s common stock for the year ended December 31, 2012 compared to the cumulative total return of the NASDAQ Composite Index and the cumulative total return of the SNL Insurance Underwriter Index. The chart depicts the value on December 31, 2012 of a $100 investment made on December 31, 2007.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Eastern Insurance Holdings, Inc.	100.00	49.79	55.10	78.11	93.73	116.56
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Insurance Underwriter Index	100.00	51.97	60.34	72.15	67.39	79.31

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As of December 31, 2012, the Company has repurchased 4,017,105 shares of its common stock. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

The following tables presents information with respect to those purchases of our common stock made during the years ended December 31, 2012 and 2011, respectively. On August 23, 2011, the Company’s Board of Directors increased the repurchase authorization of its issued and outstanding shares of common stock by 1,000,000 shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2012	—	$—	—	1,086,567
February 1-29, 2012	—	$—	—	1,086,567
March 1-31, 2012	—	$—	—	1,086,567
April 1-30, 2012	—	$—	—	1,086,567
May 1-31, 2012	166,537	$14.49	166,537	920,030
June 1-30, 2012	—	$—	—	920,030
July 1-31, 2012	—	$—	—	920,030
August 1-31, 2012	—	$—	—	920,030
September 1-30, 2012	—	$—	—	920,030
October 1-31, 2012	—	$—	—	920,030
November 1-30, 2012	—	$—	—	920,030
December 1-31, 2012	—	$—	—	920,030

Total	166,537	$14.49	166,537

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2011	129,110	$12.34	129,110	987,855
February 1-28, 2011	31,976	$13.02	31,976	955,879
March 1-31, 2011	360,832	$12.57	360,832	595,047
April 1-30, 2011	72,948	$12.86	72,948	522,099
May 1-31, 2011	111,984	$13.24	111,984	410,115
June 1-30, 2011	26,405	$13.21	26,405	383,710
July 1-31, 2011	70,063	$13.24	70,063	313,647
August 1-31, 2011	123,012	$13.10	123,012	1,190,635
September 1-30, 2011	79,998	$13.14	79,998	1,110,637
October 1-31, 2011	11,970	$13.10	11,970	1,098,667
November 1-30, 2011	12,100	$13.31	12,100	1,086,567
December 1-31, 2011	—	$—	—	1,086,567

Total	1,030,398	$12.83	1,030,398

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

	At or for the Years Ended December 31,
	2012		2011	2010	2009	2008 (1)
Income Statement Data:
Direct premiums written		$182,924	$155,746	$126,843	$110,108	$101,907
Reinsurance premiums assumed		40,970	36,041	30,232	29,747	29,765
Net premiums written		169,958	142,121	116,621	102,336	94,653
Net premiums earned		$159,614	$132,173	$109,152	$97,916	$89,402
Investment income, net of expenses		3,882	3,698	3,365	4,453	5,710
Change in equity interest in limited partnerships		1,007	5	1,052	1,066	(3,540)
Net realized investment gains (losses)		3,246	1,654	3,465	(839)	(5,311)
Other revenue		319	425	582	643	853

Total revenue		$168,068	$137,955	$117,616	$103,239	$87,114

Expenses:
Losses and LAE incurred		$105,390	$83,722	$77,574	$58,766	$49,717
Acquisition and other underwriting expenses		19,609	13,491	11,274	12,252	10,413
Other expenses		25,596	25,097	22,037	20,507	19,894
Amortization of intangibles		806	1,026	1,284	1,732	1,373
Policyholder dividend expense		766	1,360	1,046	311	551
Segregated portfolio dividend expense (2)		1,457	3,469	229	1,238	2,155

Total expenses		$153,624	$128,165	$113,444	$94,806	$84,103

Income before income taxes		14,444	9,790	4,172	8,433	3,011
Income tax expense		4,094	2,436	1,242	2,502	954

Net income		$10,350	$7,354	$2,930	$5,931	$2,057

Selected Balance Sheet Data (at period end):
Total investments and cash and cash equivalents		$249,972	$231,282	$223,784	$194,617	$180,605
Total assets (3)		380,752	345,679	322,664	397,321	382,642
Reserves for unpaid losses and LAE		117,728	106,077	95,963	89,509	86,962
Unearned premiums		73,775	63,432	53,485	46,016	41,308
Total liabilities (4)		244,897	217,420	187,953	243,456	244,504
Total shareholders’ equity		135,855	128,259	134,711	153,865	138,137

U.S. GAAP Ratios:
Loss and LAE ratio (5)		66.0%	63.3%	71.1%	60.0%	55.6%
Expense ratio (6)		28.8%	30.0%	31.7%	35.1%	35.4%
Policyholder dividend expense ratio (7)		0.5%	1.0%	1.0%	0.4%	0.6%
Combined ratio (8)		95.3%	94.3%	103.8%	95.5%	91.6%

Per Share Data:
Basic earnings per share:
Continuing operations		$1.35	$0.93	$0.36	$0.64	$0.27
Discontinued operations		N/A	0.05	(1.43)	0.28	(2.17)

Diluted earnings per share:
Continuing operations		$1.32	$0.91	$0.36	$0.64	$0.26
Discontinued operations	$	N/A	$0.05	$(1.43)	$0.27	$(2.17)

Weighted Average Shares:
Basic—continuing operations		7,529,656	7,860,207	8,458,731	8,984,644	8,954,098
Basic—discontinued operations		N/A	7,860,207	8,458,731	8,984,644	8,954,098
Diluted—continuing operations		7,673,399	7,981,930	8,532,697	9,051,701	9,289,638
Diluted—discontinued operations		N/A	7,981,930	8,458,731	9,051,701	8,954,098
Cash dividends per share		$0.28	$0.28	$0.28	$0.28	$0.28

(1)	Includes Employers Security Holding Company’s results of operations for the period from October 1, 2008 to December 31, 2008.
(2)	The net income of the segregated portfolio cell reinsurance segment is recorded as a segregated portfolio dividend expense, which represents the dividend earned by the segregated portfolio dividend participants during the period.
(3)	Total assets as of December 31, 2009 and 2008 include assets reclassified to discontinued operations totaling $115,207 and $116,445, respectively.
(4)	Total liabilities as of December 31, 2009 and 2008 include liabilities reclassified to discontinued operations totaling $65,054 and $77,048, respectively.
(5)	Calculated by dividing losses and LAE incurred by net premiums earned.
(6)	Calculated by dividing the sum of acquisition and other underwriting expenses, other expenses and amortization of intangibles by net premiums earned.
(7)	Calculated by dividing the policyholder dividend expense by net premiums earned.
(8)	The sum of the loss and LAE ratio, expense ratio and the policyholder dividend expense ratio.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported net income from continuing operations of $10.4 million for the year ended December 31, 2012, compared to $7.4 million for the year ended December 31, 2011. The Company’s consolidated combined ratio was 95.3% in 2012, compared to 94.3% in 2011. The Company’s results of operations for the year ended December 31, 2012, when compared to the same period in 2011, reflect the following:

•

Net premiums earned increased 20.8%, from $132.2 million in 2011 to $159.6 million in 2012. The increase in net premiums earned reflects new business of $37.7 million, audit premium received from customers of $4.6 million, an increase in the earned but unbilled premium estimate of $1.7 million, and average renewal rate increases of 3.7%. The Company’s renewal retention decreased from 88.6% in 2011 to 83.5% in 2012, primarily reflecting the loss of seven accounts with total annual premiums of approximately $4.3 million in 2012.

•

The Company recognized an increase in its equity interest in limited partnerships from 2011 to 2012 totaling $1.0 million, primarily reflecting an increase in its multi-strategy fund of funds and structured finance opportunity fund interests.

•

Net realized investment gains totaled $3.2 million in 2012, compared to $1.7 million in 2011, primarily reflecting an increase in the estimated fair value of the convertible bond portfolio totaling $789,000 in 2012, compared to a decrease of $1.1 million in 2011.

•

The Company’s consolidated loss ratio increased from 63.3% in 2011 to 66.0% in 2012. The increase primarily reflects increased loss experience in the segregated portfolio cell reinsurance segment related to the 2012 accident year.

•

The Company’s consolidated expense ratio decreased from 30.0% in 2011 to 28.8% in 2012. The decrease in the expense ratio primarily reflects the increase in net premiums earned, including the impact of audit premium, partially offset by an increase in the expense ratio of 1.5 percentage points related to the Company’s adoption of ASU 2010-6, which reduced the amount of underwriting salaries capitalized and deferred over the life of the underlying workers’ compensation insurance policies.

•	The consolidated effective tax rate increased from 24.9% in 2011 to 28.3% in 2012, which primarily reflects the improvement in the Company’s pre-tax operating results.

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

Net premiums earned. Net premiums earned represent the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2012, one-half of the premiums would be earned in 2012 and the other half would be earned in 2013. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the insured’s records is conducted after policy expiration to make a final determination of applicable premiums. Included with net premiums earned is an estimate for EBUB premiums. The Company can estimate EBUB premiums because it keeps track, by policy, of how much additional premium is billed in final audit invoices to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance and segregated portfolio cell reinsurance products, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves is an imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverables and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2012, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance segment as of December 31, 2012 and 2011 are summarized below (in thousands):

	2012	2011
Case reserves	$42,376	$39,380
Case incurred development, IBNR and unallocated LAE reserves	42,042	37,249
Amount of discount	(5,277)	(4,527)

Net reserves before reinsurance recoverables	79,141	72,102
Reinsurance recoverables on unpaid losses and LAE	10,086	9,007

Reserves for unpaid losses and LAE	$89,227	$81,109

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

As of December 31, 2012, the Company’s best estimate of its ultimate liability for losses and LAE, net of amounts recoverable from reinsurers, for its workers’ compensation insurance segment was $89.2 million.

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

Although many factors influence the actual cost of claims and the corresponding reserves for unpaid losses and LAE estimates, we do not measure and estimate values for all of these variables individually. This is due to the fact that many of the factors that are known to impact the cost of claims cannot be measured directly. In most instances, we rely on historical experience and tail factors to estimate values for the variables that are explicitly used in the unpaid loss and LAE analysis. For the most recent accident year, we rely on selecting an expected loss ratio to estimate the reserves for unpaid losses and LAE. In addition to the examples above that represent reasonably likely changes in our tail factor, another example of potential variability in our loss and LAE estimation process involves selecting an expected loss ratio for the most recent accident year. For example, if our expected loss ratio for the 2012 accident year were to increase by 5 percentage points, our reserves for unpaid losses and LAE as of December 31, 2012 would increase by $6.3 million, which would result in an after-tax reduction in our earnings of $4.1 million. Management believes that changes in the most recent year accident year loss ratio are reasonably likely due to variability in underwriting and rate changes. It is important to note that actual claims costs will vary from our estimate of ultimate claim costs, perhaps by substantial amounts, due to the inherent variability of the business written, the potentially significant claim settlement lags and the fact that not all events affecting future claim costs can be estimated.

In the event that our estimates of ultimate reserves for unpaid losses and LAE prove to be greater or less than the ultimate liability, our future earnings and financial position could be positively or negatively impacted. Future earnings would be reduced by the amount of any deficiencies in the year(s) in which the claims are paid or the reserves for unpaid losses and LAE are increased. For example, if we determined our reserves for unpaid losses and LAE, net of reinsurance, of $79.1 million as of December 31, 2012 to be 5% inadequate, this would result in an after-tax reduction in our earnings of approximately $2.6 million. This reduction could be realized in one year or multiple years, depending on when the deficiency is identified. The deficiency would also impact our financial position because our statutory surplus would be reduced by an amount equivalent to the reduction in net income. Any deficiency is typically recognized in the reserves for unpaid losses and LAE and, accordingly, it typically does not have a material effect on our liquidity because the claims have not been paid. Since the claims will typically be paid out over a multi-year period, we have generally been able to adjust our investments to match the anticipated future claim payments. Conversely, if our estimates of ultimate reserves for unpaid losses and LAE prove to be redundant, our future earnings and financial position would be improved.

The Company has utilized the following tail factors for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Incurred loss development	1.020	1.020	1.020
Paid loss development	1.035	1.035	1.035

Following is a sensitivity analysis of the Company’s workers’ compensation reserves to reasonably likely changes in the tail factors used to project actual current losses to ultimate losses (dollars in thousands):

Change in Tail Factor Assumption	Increase (Decrease) in Net Reserves	Impact on Net Income	Percentage of Shareholders’ Equity
2 basis point increase	$7,679	$(4,992)	-3.67%
1 basis point increase	$3,856	$(2,506)	-1.84%
1 basis point decrease	$(3,890)	$2,529	1.86%
2 basis point decrease	$(7,815)	$5,080	3.74%

The estimates above rely on substantial judgment. There is inherent uncertainty in estimating reserves for unpaid losses and LAE. It is possible that the actual losses and LAE incurred may vary significantly from the Company’s estimates.

Segregated Portfolio Cell Reinsurance

The Company’s reserves for unpaid losses and LAE in its segregated portfolio cell reinsurance segment as of December 31, 2012 and 2011 are summarized below (in thousands):

	2012	2011
Case reserves	$8,986	$10,229
Case incurred development, IBNR and unallocated LAE reserves	15,537	12,931
Amount of discount	(1,226)	(1,196)

Net reserves before reinsurance recoverables	23,297	21,964
Reinsurance recoverables on unpaid losses and LAE	4,998	2,798

Reserves for unpaid losses and LAE	$28,295	$24,762

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

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at estimated fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than- temporary,” such investment is written down to its fair value at the balance sheet date. The amount written down is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss). Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. For the years ended December 31, 2012, 2011 and 2010, the Company recorded other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $127,000, $0 and $6,000, respectively. Other-than-temporary impairments in the segregated portfolio cell reinsurance segment totaled $0, $78,000 and $80,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company generally applies the following standards in determining whether the decline in fair value of an investment is other-than-temporary:

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

The Company recognized other-than-temporary impairments of $127,000 related to two equity securities for the year ended December 31, 2012. The impairments related to equity securities that had been in an unrealized loss position for more than 12 months. The Company did not recognize any other-than-temporary impairments related to its equity security portfolio for the years ended December 31, 2011 or 2010.

As of December 31, 2012, the Company held equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $135,000, none of which were in an unrealized loss position for more than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of December 31, 2012. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

The Company did not recognize any other-than-temporary impairments related to its fixed income security portfolio in 2012 or 2011. The Company recognized an other-than-temporary impairment of $6,000 related to its fixed income security portfolio in 2010.

As of December 31, 2012, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $125,000, of which $3,000 were in an unrealized loss position for more than twelve months. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of December 31, 2012. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

There were no write-offs or impairments related to the Company’s limited partnership investments in 2012 or 2010. During 2011, the Company wrote off its interest in the real estate limited partnership. The write off totaled $49,000 and was a result of the limited partnership being liquidated without any benefit to the Company.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of December 31, 2012, the Company recorded a net deferred tax asset of $3.2 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

Reinsurance Recoverables

Amounts recoverable from Company’s reinsurers are estimated in a manner consistent with the reserves for unpaid losses and LAE associated with the reinsured policy. Amounts paid for reinsurance contracts are expensed over the contract period during which insured events are covered by the reinsurance contracts. Reinsurance balances recoverable on paid and unpaid loss and LAE are reported separately as assets, instead of being netted with the appropriate liabilities, because reinsurance does not relieve the Company of its legal liability to its policyholders. Reinsurance balances recoverable are subject to credit risk associated with the particular reinsurer. Additionally, the same uncertainties associated with estimating unpaid losses and LAE affect the estimates for the ceded portion of these liabilities. The Company continually monitors the financial condition of its reinsurers and where necessary obtains collateral. As of December 31, 2012, the Company had reinsurance recoverables of $19.7 million.

Recent Accounting Pronouncements

ASU 2012-03

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

Indefinite-Lived Intangible Asset Impairment Testing

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard)”. ASU 2012-02 does not change the existing guidance on when to test indefinite-lived intangible assets for impairment, which must be performed annually and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. ASU 2012-02 provides entities with an option to first perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment is not required to be performed and an entity may proceed directly to the quantitative impairment test. Additionally, the qualitative assessment may be performed on all, some or none of an entity’s indefinite-lived intangible assets. If an entity performs the qualitative assessment and determines that it is not more likely than not that the asset is impaired, no further action is required. If an entity determines that it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired, the quantitative assessment must be performed to calculate the asset’s fair value and determine if the asset is impaired. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted for calendar year-end public entities whose annual impairment test is performed in the third or fourth quarter. The Company adopted ASU 2012-02 effective September 30, 2012.

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

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements and Disclosures—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU 2011-04 was effective for periods beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not affect the Company’s financial condition or results of operations.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption was permitted, but not required. The Company adopted ASU 2010-26 effective January 1, 2012 and applied it prospectively. As a result of adoption, the Company expensed certain underwriting salaries totaling approximately $2.4 million ($1.5 million, net of tax) for the year ended December 31, 2012 that would have been capitalized under the previous accounting guidance to give effect to unsuccessful acquisition or renewal activities. If the new accounting guidance had been adopted effective January 1, 2011, the Company would have recognized additional expense related to underwriting salaries totaling $2.9 million ($1.9 million, net of tax) for the year ended December 31, 2011.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Net premiums written	$169,958	$142,121

Net premiums earned	$159,614	$132,173
Net investment income	3,882	3,698
Change in equity interest in limited partnerships	1,007	5
Net realized investment gains	3,246	1,654
Other revenue	319	425

Consolidated revenue	$168,068	$137,955

The increase in consolidated revenue from 2011 to 2012 primarily reflects the following:

•	An increase in net premiums earned of 20.8%, reflecting new business growth, renewal rate increases and an increase in audit premium from customers;

•	An increase in the equity interest in the Company’s limited partnership interests, primarily related to the multi-strategy fund of funds and structured financial opportunity fund; and

•	An increase in net realized investment gains, primarily reflecting an increase in the estimated fair value of the convertible bond portfolio.

The components of consolidated net income, by segment, for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Workers’ compensation insurance	$12,413	$10,232
Segregated portfolio cell reinsurance	—	—
Corporate/other	(2,063)	(2,878)

Consolidated net income	$10,350	$7,354

The increase in consolidated net income from 2011 to 2012 primarily reflects an increase in net premiums earned, equity interest in limited partnerships and net realized investment gains in the workers’ compensation insurance segment, partially offset by an increase in the workers’ compensation insurance combined ratio. The increase in the combined ratio primarily reflects the impact of adopting the new accounting policy for deferred acquisition costs, which increased the expense ratio by 1.9 percentage points in 2012.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the years ended December 31, 2012 and 2011 (in thousands).

	2012	2011
Revenue:
Direct premiums written	$182,924	$155,746
Reinsurance premiums assumed	3,144	2,047
Ceded premiums written (1)	(49,584)	(45,779)

Net premiums written	136,484	112,014
Change in unearned premiums	(8,985)	(8,346)

Net premiums earned	127,499	103,668
Net investment income	3,127	3,317
Change in equity interest in limited partnerships	872	(18)
Net realized investment gains	3,314	1,360

Total revenue	134,812	108,327

Expenses:
Losses and LAE incurred	84,582	67,802
Acquisition and other underwriting expenses	10,768	7,035
Other expenses	21,185	16,844
Policyholder dividend expense	682	1,331

Total expenses	117,217	93,012

Income before income taxes	17,595	15,315
Income tax expense	5,182	5,083

Net income	$12,413	$10,232

(1)	Ceded premiums written include premiums ceded to the segregated portfolio cell reinsurance segment of $37,826 and $33,994 for the years ended December 31, 2012 and 2011, respectively.

The workers’ compensation insurance ratios were as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Loss and LAE ratio	66.3%	65.4%
Expense ratio	25.1%	23.0%
Policyholder dividend expense ratio	0.5%	1.3%

Combined ratio	91.9%	89.7%

Premiums

The increase in direct premiums written primarily reflects new business of $37.7 million, an increase in audit premium, average renewal rate increases of 3.7%, partially offset by a decrease in the renewal retention rate. Traditional and alternative market direct premiums written totaled $145.1 million and $37.8 million, respectively, for the year ended December 31, 2012. Audit premium, including the EBUB estimate, increased direct premiums written by $6.3 million in 2012, compared to $3.5 million in 2011. The traditional book of business recognized audit premium from customers of $4.3 million in 2012, compared to $2.3 million in 2011. The renewal retention rate decreased from 88.6% in 2011 to 83.5% in 2012, which primarily reflects the loss of seven accounts with total annual premiums of approximately $4.3 million in 2012.

Net Investment Income

The decrease in net investment income primarily reflects a decline in dividend income related to the Company’s mutual fund investments and a decline in the average yield on the fixed income portfolio. The decline in dividend income primarily reflects the sale of shares of certain mutual funds during the fourth quarter of 2011. The average yield on the fixed income portfolio was 2.47% as of December 31, 2012, compared to 3.04% as of December 31, 2011.

Net Realized Investment Gains

The increase in net realized investment gains from 2011 to 2012 primarily reflect an increase in the estimated fair value of the Company’s convertible bond portfolio of $789,000 in 2012, compared to a decrease of $1.1 million for the same period in 2011.

Losses and LAE

The increase in the calendar period loss and LAE ratio from 2011 to 2012 primarily reflects an increase in the accident period loss ratio, partially offset by the impact of audit premium. Audit premium, including the EBUB estimate, reduced the 2012 loss ratio by 3.3 percentage points, compared to a reduction in the 2011 loss ratio of 2.1 percentage points. The Company did not record any prior year reserve development in 2012 or 2011.

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio was 8.4% in 2012, compared to 6.8% in 2011. The increase in the ratio primarily reflects the 1.9 percentage point increase related to the change in accounting for deferred policy acquisition costs, partially offset by the increase in net premiums earned.

The other expense ratio was 16.6% in 2012, compared to 16.2% in 2011. The increase in the ratio primarily reflects an increase in audit and legal fees from 2011 to 2012 and customer accounts written off in 2012, partially offset by an increase in net premiums earned.

Policyholder Dividend Expense

The decrease in the policyholder dividend expense primarily reflects an increase in the loss experience of underlying policies related to policies with a 2010 policy effective date, partially offset by dividends earned on policies with a 2012 policy effective date. As of December 31, 2012, approximately 11.6% of the Company’s policies were written on a participating basis.

Tax Expense

The effective tax rate was 29.5% and 33.2% for the years ended December 31, 2012 and 2011, respectively. The primary difference between the statutory tax rate of 35.0% and the effective tax rate reflects tax exempt income on municipal bond securities and the tax benefit associated with workers’ compensation insurance business ceded to Eastern Re.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Revenue:
Reinsurance premiums assumed	$37,826	$33,994
Ceded premiums written	(4,352)	(3,887)

Net premiums written	33,474	30,107
Change in unearned premiums	(1,359)	(1,602)

Net premiums earned	32,115	28,505
Net investment income	438	420
Net realized investment gains	520	33

Total revenue	33,073	28,958

Expenses:
Losses and LAE incurred	20,808	15,920
Acquisition and other underwriting expenses	9,628	8,582
Other expenses	268	390
Policyholder dividend expense	84	29
Segregated portfolio dividend expense (1)	2,285	4,037

Total expenses	33,073	28,958

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in acquisition and other underwriting expenses. Fees incurred for the years ended December 31, 2012 and 2011 totaled $6.1 million and $5.5 million, respectively. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2012 and 2011:

	2012	2011
Loss and LAE ratio	64.8%	55.8%
Expense ratio	30.8%	31.5%
Policyholder dividend expense ratio	0.3%	0.1%

Combined ratio	95.9%	87.4%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business of $5.0 million and renewal rate increases of 3.8%. Audit premium results and the renewal retention rate were consistent from 2011 to 2012. Audit premium from customers totaled $271,000 in 2012, compared to $280,000 in 2011. The renewal retention rate decreased from 91.3% in 2011 to 91.1% in 2012.

Net Investment Income

The increase in net investment income primarily reflects an increase in invested assets.

Net Realized Investment Gains (Losses)

The increase in net realized investment gains from 2011 to 2012 primarily reflects the sale of individual equity securities in the first quarter of 2012. The proceeds from the sale of the equity securities were used to purchase equity mutual funds.

Losses and LAE

The increase in the calendar period loss and LAE ratio primarily reflects an increase in the accident period loss ratio and a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 71.4% in 2012, compared to 65.9% in 2011. The increase in the accident period loss ratio primarily reflects the emergence of increased claim activity in two of the segregated portfolio cells. Favorable loss reserve development totaled $2.1 million in 2012, compared to $2.9 million in 2011.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the years ended December 31, 2012 and 2011.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Revenue:
Net investment income	$317	$(39)
Change in equity interest in limited partnerships	135	23
Net realized investment gains (losses)	(588)	261
Other revenue	319	425

Total revenue	183	670

Expenses:
Acquisition and other underwriting expenses	(787)	(2,126)
Other expenses	4,143	7,863
Amortization of intangibles	806	1,026
Segregated portfolio dividend expense	(828)	(568)

Total expenses	3,334	6,195

Loss before income taxes	(3,151)	(5,525)
Income tax benefit	(1,088)	(2,647)

Net loss	$(2,063)	$(2,878)

Revenue

The decrease in revenue from 2011 to 2012 primarily reflects a realized loss on the commutation of the SprinklerPro contract totaling $641,000 and a decrease in third-party administration (“TPA”) revenue, partially offset by an increase in net investment income and the equity interest in limited partnerships. The decrease in TPA revenue reflects the loss of three customer accounts in 2012. The Company is not actively pursuing new TPA customers. Net investment income in 2011 reflects a decrease in the equity interest in SprinklerPro of $450,000. The increase in net investment income from 2011 to 2012 reflects the 2011 decrease in the equity interest in SprinklerPro, partially offset by a decrease in invested assets at EIHI. The increase in equity interest in limited partnerships primarily reflects an increase in the multi-strategy fund of funds partnership interest held by Eastern Re.

Expenses

The decrease in expenses primarily reflects a change in the Company’s internal organizational structure and a decrease in stock compensation expense. Effective January 1, 2012, expenses related to the Company’s executive officers are included in the workers’ compensation insurance segment. Executive expenses included in the corporate/other segment for the year ended December 31, 2011 totaled $1.7 million. Stock compensation expense totaled $1.9 million for the year ended December 31, 2012, compared to $2.5 million for the same period in 2011. The decrease in stock compensation expense primarily reflects the full vesting of options and restricted stock issued in January 2007, partially offset by the recognition of stock compensation expense related to options and restricted stock issued in 2012.

Income Tax Benefit

The effective tax rate was 34.5% in 2012, compared to 47.9% in 2011. The decrease in the income tax benefit from 2011 to 2012 primarily reflects the Company’s outside basis difference in its foreign operations.

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

The increase in consolidated revenue from 2010 to 2011 primarily reflects the following:

•

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

•

A decline in the Company’s limited partnership interests, which reflects a reduction in operating results in each of the partnerships. The decrease in net realized investment gains primarily reflects a decline in the estimated fair value of the Company’s convertible bond portfolio, which reported a loss of $1.1 million in 2011, compared to a gain of $1.2 million for the same period in 2010.

•	A decrease in other revenue primarily reflecting the loss of a large third party administration customer in the first quarter of 2011.

The components of consolidated net income, by segment, for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Workers’ compensation insurance	$10,232	$6,328
Segregated portfolio cell reinsurance	—	—
Corporate/other	(2,878)	(3,398)

Consolidated net income	$7,354	$2,930

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

Losses and LAE

The decrease in the calendar period loss and LAE ratio from 2010 to 2011 primarily reflects the impact of audit premium. Audit premium, including the EBUB estimate, reduced the 2011 loss ratio by 2.1 percentage points, compared to increasing the 2010 loss ratio by 1.0 percentage points. The Company did not record any prior year reserve development in 2011 or 2010.

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

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Revenue:
Reinsurance premiums assumed	$33,994	$28,798
Ceded premiums written	(3,887)	(3,284)

Net premiums written	30,107	25,514
Change in unearned premiums	(1,602)	(809)

Net premiums earned	28,505	24,705
Net investment income	420	556
Net realized investment gains	33	1,065

Total revenue	$28,958	$26,326

Expenses:
Losses and LAE incurred	$15,920	$18,299
Acquisition and other underwriting expenses	8,582	7,547
Other expenses	390	251
Policyholder dividend expense	29	6
Segregated portfolio dividend expense (1)	4,037	223

Total expenses	$28,958	$26,326

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in acquisition and other underwriting expenses. Fees incurred for the years ended December 31, 2011 and 2010 totaled $5.5 million and $4.5 million, respectively. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and loss adjustment expenses, underwriting expenses, policyholder dividend expenses and other expenses is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Loss and LAE ratio	55.8%	74.1%
Expense ratio	31.5%	31.6%
Policyholder dividend expense ratio	0.1%	0.0%

Combined ratio	87.4%	105.7%

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

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Revenue:
Net investment income	$(39)	$388
Change in equity interest in limited partnerships	23	161
Net realized investment gains (losses)	261	(79)
Other revenue	425	582

Total revenue	$670	$1,052

Expenses:
Acquisition and other underwriting expenses	$(2,126)	$(1,603)
Other expenses	7,863	6,370
Amortization of intangibles	1,026	1,284
Segregated portfolio dividend expense	(568)	6

Total expenses	$6,195	$6,057

Loss before income taxes	(5,525)	(5,005)
Income tax benefit	(2,647)	(1,607)

Net loss	$(2,878)	$(3,398)

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

Income Tax Benefit

The effective tax rate was 47.9% in 2011, compared to 32.1% in 2010. The increase in the income tax benefit from 2010 to 2011 primarily reflects the reversal of the net deferred liability related to the Company’s outside basis difference in its foreign operations during 2011.

Financial Position

December 31, 2012 compared to December 31, 2011.

Total assets were $380.8 million as of December 31, 2012, compared to $345.7 million as of December 31, 2011. The increase in the Company’s assets is primarily reflects the following items:

•

An increase in invested assets, which primarily reflects net purchases of $19.1 million in 2012 and an increase in the estimated fair value of the Company’s fixed income, convertible bond and equity securities;

•	An increase in premiums receivable, which reflects the growth in the Company’s direct premiums written from 2011 to 2012;

•	An increase in the reinsurance recoverable, which primarily reflects a few large losses incurred in the segregated portfolio cell reinsurance segment in 2012;

•	An increase in the net deferred tax asset, which primarily reflects the increase in unearned premiums, intangible asset amortization and a decrease in the tax basis of limited partnerships; and

•	An increase in other assets, which primarily reflects an increase in deductible receivables and the EIHI’s equity interest in certain segregated portfolio cells.

Total liabilities were $244.9 million as of December 31, 2012, compared to $217.4 million as of December 31, 2011. The increase in the Company’s liabilities primarily reflects the following items:

•	An increase in reserves for unpaid losses and LAE and unearned premiums, which primarily reflects the Company’s premium growth in 2012;

•

An increase in accounts payable and accrued expenses, which primarily reflects deposits in transit of $2.2 million, an increase in commissions payable and the Pennsylvania employee assessment payable as a result of the increase in direct premiums written, and an increase in accrued benefit plan liabilities as a result of a decrease in the discount rate used to estimate the liability as of December 31, 2012;

•

An increase in the segregated portfolio cell dividend payable, which reflects the 2012 financial results of the individual segregated portfolio cells, reduced by dividends paid to the cell participants in 2012; and

•	A decrease in the ceded reinsurance balances payable, which primarily reflects the timing of payments to the Company’s reinsurer.

Total shareholders’ equity was $135.9 million as of December 31, 2012, compared to $128.3 million as of December 31, 2011. The increase in shareholders’ equity reflects the following items:

•	Net income of $10.4 million for the year ended December 31, 2012;

•	Common stock repurchases of $2.4 million and shareholder dividends of $2.1 million, which reduced shareholders’ equity; and

•

A decrease in accumulated other comprehensive income, net of tax, which primarily reflects an increase in the Company’s benefit plan liabilities, partially offset by an increase in the estimated fair value of the Company’s investment portfolio.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure sufficient cash to meet its contractual obligations and operating needs. The Company’s principal sources of funds are premiums, investment income and proceeds from sales and maturities of investments. The Company’s primary use of funds is to pay claims and operating expenses and to purchase investments. The Company’s investment portfolio is structured so that investments mature periodically over time in reasonable relation to current expectations of future claim payments. The Company’s fixed income investment portfolio as of December 31, 2012 had an effective duration of 3.17 years.

For the years ended December 31, 2012, 2011 and 2010, the Company’s cash inflows from premiums and investment activity were sufficient to support the Company’s cash outflows related to claims and operating expenses. Management expects future cash flows from operations in its workers’ compensation insurance and segregated portfolio cell reinsurance segments to be sufficient to cover claims and operating expenses. However, in the event cash flows from operations are not sufficient, the Company may have to liquidate investments to cover such costs. As of December 31, 2012, the Company’s investment portfolio included securities with gross unrealized gains totaling $125,000, excluding gross unrealized gains on investments in the segregated portfolio cell reinsurance segment of $4,000; therefore, based on current gross unrealized gains in the investment portfolio as of December 31, 2012, management does not believe it would have to sell securities at a loss in the event cash flows from operations proved insufficient to cover the Company’s operating needs.

The Company has a $10.0 million revolving line of credit available to provide additional liquidity if needed. The line of credit matures on May 1, 2013 and may be renewed annually for additional periods expiring on May 1 at the lender’s discretion. Outstanding balances under the line of credit bear interest at an adjustable monthly rate equal to LIBOR plus 2.0% per annum. There were no outstanding balances under the line of credit as of December 31, 2012.

The Company’s ability to manage liquidity results, in part, from the purchase of reinsurance to protect the Company against severe claims and catastrophic events. See “Item 1—Business, Reinsurance.”

Our domestic insurance subsidiaries’ ability to pay dividends to EIHI is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania Insurance Department and the Indiana Insurance Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement, or $10.0 million in 2013. The maximum dividend that may be paid in 2013 by Eastern Alliance, Allied Eastern, Eastern Advantage, or Employers Security, without prior approval from the respective domiciliary insurance departments is $5.7 million, $2.0 million, $1.0 million, and $1.3 million, respectively.

Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay any dividend to the Company.

Cash Flows

The major components of cash flow from continuing operations are as follows for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	December 31,
	2012	2011	2010
Cash provided by operating activities	$20,039	$23,619	$5,005
Cash used in investing activities	(19,913)	(2,218)	(27,634)
Cash used in financing activities	(4,499)	(15,426)	(12,785)

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

Cash Flows From Continuing Operations for the Years Ended December 31, 2012 and 2011.

The decrease in cash provided by operating activities primarily reflects the increase in claims paid from 2011 to 2012. The Company settled a significant amount of claims in 2012 through compromise and release agreements with injured workers.

The increase in cash used in investing activities from 2011 to 2012 primarily reflects a reduction in investment sales in 2012. During 2011, the Company sold investments to fund common stock repurchases at EIHI. In addition, fixed income securities were sold in the segregated portfolio cell reinsurance segment in 2011 and reinvested in fixed income mutual funds and the Company liquidated certain mutual fund holdings in 2011 to generate gains in the portfolio.

The decrease in cash flows used in financing activities primarily reflects a decrease in common stock repurchases from 2011 to 2012.

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

Contractual Commitments

The following table summarizes information about contractual obligations and commercial commitments before the impact of purchase accounting adjustments. The minimum payments under these agreements as of December 31, 2012 were as follows (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Real estate lease obligation	$6,916	$1,491	$3,102	$1,997	$326
Loss and LAE reserves	117,728	36,146	58,115	15,495	7,972

Total contractual obligations	$124,644	$37,637	$61,217	$17,492	$8,298

The loss reserves payments due by period in the table above are based upon the loss and LAE reserves estimates as of December 31, 2012 and actuarial estimates of expected payout patterns by line of business. As a result, our calculation of loss reserve payments due by period is subject to the same uncertainties associated with determining the level of reserves and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. For a discussion of our reserving process, see “Item 1—Business, Loss and LAE Reserves.” Actual payments of loss and LAE by period will vary, perhaps materially, from the above table to the extent that current estimates of loss reserves vary from actual ultimate claims amounts and as a result of variations between expected and actual payout patterns.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk. Interest rate risk is the risk that we will incur economic loss due to adverse changes in interest rates. The Company had fixed-income investments, excluding convertible bonds and fixed income securities in the segregated portfolio cell reinsurance segment, with an estimated fair value of $118.0 million at December 31, 2012, that are subject to interest rate risk. The Company manages the exposure to interest rate risk through an asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. These risks are assessed regularly and balanced within the context of the Company’s liability and capital position.

The table below summarizes the Company’s interest rate risk by illustrating the sensitivity of the estimated fair value of the Company’s fixed income portfolio, excluding the Company’s convertible bond portfolio and fixed income securities in the segregated cell reinsurance segment, to selected hypothetical changes in interest rates as of December 31, 2012. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of the Company’s fixed income portfolio and shareholders’ equity (dollars in thousands).

Hypothetical Change in Interest Rates	Estimated Change in Fair Value	Estimated Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity, Net of Tax
200 basis point increase	$(8,877)	$109,169	-4.2%
100 basis point increase	(4,368)	113,678	-2.1%
50 basis increase	(2,148)	115,898	-1.0%
No change	—	118,046	—
50 basis point decrease	2,030	120,076	1.0%
100 basis point decrease	3,848	121,894	1.8%
200 basis point decrease	7,708	125,754	3.7%

Note: The Company excludes the convertible bond portfolio from the above analysis because the estimated fair value of the Company’s convertible bond is linked to changes in both the interest rate environment and changes in equity markets. An increase or decrease in interest rates may not result in a corresponding decrease or increase in the estimated fair value of the convertible bond portfolio.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Eastern Insurance Holdings, Inc. and its subsidiaries (collectively, the “Company”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standard Update 2010-26, “Accounting for costs associated with acquiring or renewing insurance contracts” effective January 1, 2012.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA

March 8, 2013

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS

Investments:
Fixed income securities, at estimated fair value (amortized cost, $145,486; $128,619)	$148,976	$133,422
Convertible bonds, at estimated fair value (amortized cost, $18,207; $16,856)	19,747	17,574
Equity securities, at estimated fair value (cost, $20,462; $16,566)	23,200	17,629
Other long-term investments, at estimated fair value (cost, $7,000; $8,100)	9,974	10,209

Total investments	201,897	178,834
Cash and cash equivalents	48,075	52,448
Accrued investment income	858	972
Premiums receivable (net of allowance, $225; $225)	67,525	56,443
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	19,676	15,720
Deferred acquisition costs	9,497	9,206
Deferred income taxes, net	3,239	1,768
Federal income taxes recoverable	—	731
Intangible assets	4,331	5,137
Goodwill	10,752	10,752
Other assets	14,902	13,668

Total assets	$380,752	$345,679

LIABILITIES

Reserves for unpaid losses and loss adjustment expenses	$117,728	$106,077
Unearned premium reserves	73,775	63,432
Advance premium	672	747
Accounts payable and accrued expenses	23,540	18,892
Ceded reinsurance balances payable	9,273	10,265
Segregated portfolio cell dividend payable	17,354	15,774
Policyholder dividends payable	2,312	2,233
Federal income taxes payable	243	—

Total liabilities	244,897	217,420

Commitments and contingencies (Note 17)

SHAREHOLDERS’ EQUITY

Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,927,714 and 11,786,014, respectively; outstanding—7,910,609 and 7,935,446, respectively	—	—
Unearned ESOP compensation	(2,616)	(3,364)
Additional paid in capital	117,443	116,272
Treasury stock, at cost (4,017,105 and 3,850,568 shares, respectively)	(56,532)	(54,109)
Retained earnings	75,169	66,910
Accumulated other comprehensive income, net	2,391	2,550

Total shareholders’ equity	135,855	128,259

Total liabilities and shareholders’ equity	$380,752	$345,679

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	For the Years Ended December 31,
	2012		2011	2010
REVENUE
Net premiums earned		$159,614	$132,173	$109,152
Net investment income		3,882	3,698	3,365
Change in equity interest in limited partnerships		1,007	5	1,052
Net realized investment gains (losses)		3,246	1,654	3,465
Other revenue		319	425	582

Total revenue		168,068	137,955	117,616

EXPENSES
Losses and loss adjustment expenses incurred		105,390	83,722	77,574
Acquisition and other underwriting expenses		19,609	13,491	11,274
Other expenses		25,596	25,097	22,037
Amortization of intangibles		806	1,026	1,284
Policyholder dividend expense		766	1,360	1,046
Segregated portfolio dividend expense		1,457	3,469	229

Total expenses		153,624	128,165	113,444

Income from continuing operations before income taxes		14,444	9,790	4,172
Income tax expense from continuing operations		4,094	2,436	1,242

Net income from continuing operations		$10,350	$7,354	$2,930

Discontinued operations (Note 3):
(Loss) income from discontinued operations		—	—	(11,265)
Income tax (benefit) expense		—	(368)	850

Net income (loss) from discontinued operations		—	368	(12,115)

Net income (loss)		$10,350	$7,722	$(9,185)

Other comprehensive income (loss):
Unrealized holding (losses) gains arising during period, net of tax of $771, $638, and $198		1,431	1,185	367
Amortization of unrecognized benefit plan amounts, net of tax of $(173), $(357), and $(179)		(321)	(664)	(333)
Less: Reclassification adjustment for gains included in net income (loss), net of tax of $697, $939, and $816		1,269	1,792	1,516

Other comprehensive income (loss)		(159)	(1,271)	(1,482)

Comprehensive income (loss)		$10,191	$6,451	$(10,667)

EARNINGS PER SHARE (SEE NOTE 5):
Net income (loss)		$10,350	$7,722	$(9,185)
Basic earnings per share:
Continuing operations		$1.35	$0.93	$0.36
Discontinued operations		N/A	0.05	(1.43)
Diluted earnings per share:
Continuing operations		$1.32	$0.91	$0.36
Discontinued operations	$	N/A	$0.05	$(1.43)

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share data)

	Outstanding Shares		Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Series A Preferred Stock	Common Capital Stock
Balance, January 1, 2010	—	9,691,257	$—	$(4,859)	$113,049	$(32,666)	$73,038	$5,303	$153,865

ESOP shares released	—	—	—	748	26	—	—	—	774
Equity awards	—	1,500	—	—	1,374	—	—	—	1,374
Tax benefit related to stock compensation	—	—	—	—	23	—	—	—	23
Repurchase of common stock	—	(728,413)	—	—	—	(8,169)	—	—	(8,169)
Shareholder dividend	—	—	—	—	—	—	(2,489)	—	(2,489)
Net loss	—	—	—	—	—	—	(9,185)	—	(9,185)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,482)	(1,482)

Balance, December 31, 2010	—	8,964,344	$—	$(4,111)	$114,472	$(40,835)	$61,364	$3,821	$134,711

ESOP shares released	—	—	—	747	229	—	—	—	976
Equity awards	—	1,500	—	—	1,547	—	—	—	1,547
Tax benefit related to stock compensation	—	—	—	—	24	—	—	—	24
Repurchase of common stock	—	(1,030,398)	—	—	—	(13,274)	—	—	(13,274)
Shareholder dividend	—	—	—	—	—	—	(2,176)	—	(2,176)
Net income	—	—	—	—	—	—	7,722	—	7,722
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,271)	(1,271)

Balance, December 31, 2011	—	7,935,446	$—	$(3,364)	$116,272	$(54,109)	$66,910	$2,550	$128,259

ESOP shares released	—	—	—	748	447	—	—	—	1,195
Equity awards	—	141,700	—	—	709	—	—	—	709
Tax benefit related to stock compensation	—	—	—	—	15	—	35	—	50
Repurchase of common stock	—	(166,537)	—	—	—	(2,423)	—	—	(2,423)
Shareholder dividend	—	—	—	—	—	—	(2,126)	—	(2,126)
Net income	—	—	—	—	—	—	10,350	—	10,350
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(159)	(159)

Balance, December 31, 2012	—	7,910,609	$—	$(2,616)	$117,443	$(56,532)	$75,169	$2,391	$135,855

See accompanying notes to consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income from continuing operations	$10,350	$7,354	$2,930
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	814	741	691
Net amortization of bond premium/discount	1,321	827	1,108
Net realized investment gains	(3,279)	(1,767)	(3,465)
Change in equity interest in limited partnerships	(1,007)	(5)	(1,052)
Deferred tax (benefit) expense	(1,210)	(393)	873
Stock compensation expense	1,904	2,524	2,148
Intangible asset amortization	806	1,026	1,284
Changes in assets and liabilities:
Accrued investment income	114	223	(52)
Premiums receivable	(11,082)	(10,041)	(8,184)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(3,957)	(3,435)	69
Deferred acquisition costs	(290)	(1,485)	(1,234)
Other assets	(1,914)	(901)	(2,936)
Reserves for unpaid losses and loss adjustment expenses	11,652	10,114	6,454
Unearned and advance premium	10,268	10,212	7,294
Ceded reinsurance balances payable	(992)	2,894	1,235
Accounts payable and accrued expenses	4,153	1,546	(697)
Federal income taxes recoverable/payable	974	555	631
Policyholder dividends payable	78	643	433
Segregated portfolio cell dividend payable	1,336	2,987	(2,525)

Net cash provided by operating activities—continuing operations	20,039	23,619	5,005
Net cash used in operating activities—discontinued operations	—	—	(50,650)

Net cash provided by (used in) operating activities	20,039	23,619	(45,645)

Cash flows from investing activities:
Purchase of fixed income securities	(79,553)	(75,655)	(89,658)
Purchase of equity securities	(10,190)	(10,643)	(11,366)
Purchase of other long-term investments	—	—	(2,186)
Proceeds from sale of fixed income securities	47,379	57,131	42,218
Proceeds from maturities/calls of fixed income securities	16,137	13,837	22,756
Proceeds from the sale of equity securities	5,842	12,666	8,293
Proceeds from sale of other long-term investments	1,247	1,231	—
Proceeds from sale of subsidiaries	—	—	2,834
Purchase of equipment, net	(775)	(785)	(525)

Net cash used in investing activities—continuing operations	(19,913)	(2,218)	(27,634)
Net cash provided by investing activities—discontinued operations	—	—	82,100

Net cash (used in) provided by investing activities	(19,913)	(2,218)	54,466

Cash flows from financing activities:
Repurchase of common stock	(2,423)	(13,274)	(8,169)
Shareholder dividend	(2,126)	(2,176)	(2,489)
Repayment of long-term debt	—	—	(2,150)
Tax benefit related to stock compensation	50	24	23

Net cash used in financing activities	(4,499)	(15,426)	(12,785)

Net (decrease) increase in cash and cash equivalents	(4,373)	5,975	(3,964)
Cash and cash equivalents, beginning of period	52,448	46,473	50,437

Cash and cash equivalents, end of period	$48,075	$52,448	$46,473

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

The Company currently operates in three segments: workers’ compensation insurance, segregated portfolio cell reinsurance, and corporate/other. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2012, 2011 and 2010.

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

Premiums or discounts are amortized using the effective interest method. Realized gains or losses are based on amortized cost and are computed using the specific identification method. The Company monitors its fixed income securities for unrealized losses that appear to be other-than-temporary. A fixed income security is considered to be other-than-temporarily impaired when the security’s fair value is less than its amortized cost basis and 1) the Company intends to sell the security, 2) it is more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, or 3) the Company believes it will be unable to recover the entire amortized cost basis of the security (i.e., a credit loss has occurred). When the Company determines a credit loss has been incurred, but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of the security’s amortized cost basis, the portion of the other-than-temporary impairment that is credit related is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss), and the portion of the other-than-temporary impairment that is not credit related is included in other comprehensive income (loss). Any subsequent increase in the fixed income security’s estimated fair value would be reported as an unrealized gain. Fixed income securities that are in an unrealized loss position, but do not meet the above quantitative thresholds are evaluated to determine if the decline in market value is other than temporary.

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

Premiums

Premiums, including estimates of additional premiums resulting from audits of insureds’ records, are generally recognized as written upon inception of the policy. Premiums written are primarily earned on a daily pro rata basis over the terms of the policies to which they relate. Accordingly, unearned premiums represent the portion of premiums written which is applicable to the unexpired portion of the policies in force. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. In addition, the Company estimates earned but unbilled (“EBUB”) premiums by tracking, by policy, how much additional premium is billed in final audit invoices as a percentage of payroll exposure to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. The EBUB premium estimate is included in net premiums earned.

As of December 31, 2012 and 2011, the Company accrued earned but unbilled premiums and increased (decreased) net premiums earned for the years ended December 31, 2012, 2011 and 2010, as follows (in thousands):

	Accrued December 31,		Included in Net Premiums Earned For the Year Ended December 31,
	2012	2011	2012	2011	2010
Earned but unbilled premiums	$3,201	$1,551	$1,650	$950	$(750)

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

The Company discounts its reserves for unpaid losses and LAE for workers’ compensation claims on a non-tabular basis, using a discount rate of 3.0%, based upon regulatory guidelines. The reserves for unpaid losses and LAE have been reduced for the effects of discounting by approximately $6,503 and $5,723 as of December 31, 2012 and 2011, respectively.

The methods used to estimate the reserves for unpaid losses and LAE are reviewed periodically and any adjustments resulting therefrom are reflected in current operations.

Management believes that its reserves for unpaid losses and LAE is adequate as of December 31, 2012. However, estimating the ultimate liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If the Company’s ultimate losses, net of reinsurance, prove to differ substantially from the amounts recorded as of December 31, 2012, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Amortization of policy acquisition costs for the years ended December 31, 2012, 2011 and 2012 were as follows (in thousands):

	2012	2011	2010
Amortization of policy acquisition costs	$8,909	$7,501	$6,487

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

Eastern Re is an exempt entity under the Companies Law of the Cayman Islands; however, Eastern Re’s earnings and profits are subject to federal income tax for earnings subsequent to June 16, 2006, the date on which Eastern Re became a United States owned foreign corporation.

The Company includes income tax-related interest and penalties as a component of income tax expense. The Company did not incur any income tax-related interest or penalties during 2012, 2011 or 2010.

The statute of limitations has expired for the Company’s federal taxable years through December 31, 2008.

Policyholder Dividends

The Company issues certain workers’ compensation insurance policies with dividend payment features. These policyholders share in the operating results of their respective policies in the form of dividends. Dividends to policyholders are accrued during the period in which the related premiums are earned and are determined based on the terms of the individual policies.

Property and Equipment

Property and equipment, including expenditures for significant improvements and purchased software, is carried at cost less accumulated depreciation and amortization. Leasehold improvements are capitalized and amortized over the remaining term of the lease. Maintenance, repairs and minor improvements are expensed as incurred. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed under the straight-line method. The estimated useful lives of property and equipment range from 3-7 years.

Property and equipment, which is included in other assets on the consolidated balance sheets, consisted of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Computer hardware	$1,977	$1,741
Computer software	2,398	2,183
Furniture and fixtures	895	737
Leasehold improvements	282	201
Automobiles	42	42

Gross	5,594	4,904
Accumulated depreciation	(4,232)	(3,484)

Net	$1,362	$1,420

Depreciation and amortization expense totaled $814, $741, and $691 for the years ended December 31, 2012, 2011 and 2010, respectively.

Deductible Policies

The Company writes deductible policies under which the insured is contractually obligated to pay its own losses up to the amount of the deductible for each occurrence, up to an aggregate retention. The Company pays claims under the policies and then bills the insured for the amount due. In order to reduce its credit risk, the Company requires the insured to provide collateral in the form of a letter of credit or cash to secure amounts due the Company under the deductible policy. As of December 31, 2012 and 2011, amounts due and unpaid for claims billed to policyholders totaled $2,185 and $909, respectively. The Company recorded an allowance for doubtful accounts totaling $259 and $0 as of December 31, 2012 and 2011, respectively.

Assessments

The Company is subject to state guaranty fund assessments in the states in which it is licensed, which provide for the payment of covered claims or to meet other insurance obligations from insurance company insolvencies. The Company’s assessments consist primarily of charges from the Workers’ Compensation Security Fund of Pennsylvania (“Security Fund”). The Security Fund serves as a guaranty fund to provide claim payments for those workers entitled to workers’ compensation benefits when the insurance company originally providing the benefits was placed into liquidation by a court. Security Fund assessments are established on an actuarial basis to provide an amount sufficient to pay the outstanding and anticipated claims in a timely manner, to meet the costs of the Pennsylvania Insurance Department to administer the fund and to maintain a minimum balance in the fund of $500 million. If the Security Fund determines that the balance in the Security Fund is less than $500 million based on the actuarial study, then an assessment up to one percent of direct written premium is made to all companies licensed to write workers’ compensation in Pennsylvania. Eastern Alliance, Allied Eastern and Eastern Advantage recognize a liability and the related expense for the assessments when premiums covered under the Security Fund are written; when an assessment from the Security Fund has been imposed or it is probable that an assessment will be imposed; and the amount of the assessment is reasonably estimable. The Company did not record a liability related to the Security Fund as of December 31, 2012 or 2011 because the Company received notification that an assessment would not be imposed.

Goodwill and Intangible Assets

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of December 31, 2012 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30.

For the 2012 impairment test, the fair value of the workers’ compensation insurance segment was estimated using a discounted cash flow analysis, using management’s internal five-year forecast for the workers’ compensation insurance segment and a terminal value estimated using a long-term growth rate of 5.0% and a discount rate of 13.0%. Cash flows were adjusted, as necessary, to maintain adequate capital requirements.

The estimated fair value of the workers’ compensation insurance segment, based on the discounted cash flow analysis, exceeded its carrying value as of September 30, 2012; therefore, goodwill was considered not impaired, and the second step of the impairment test was not necessary.

The Company evaluates the remaining useful life of its intangible assets with a finite life on a quarterly basis to determine whether events or circumstances warrant a revision to the remaining period of amortization. The Company evaluates its intangible assets with an indefinite life for impairment on at least an annual basis. There were no adjustments to the remaining amortization period or impairment charges related to the Company’s intangible assets during 2012, 2011, or 2010.

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

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during the reporting period, net of tax. The components of accumulated other comprehensive income, net of tax, as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Unrealized gains on investments, net of tax of $1,837 and $1,922	$3,979	$3,817
Unrecognized benefit plan liabilities, net of tax of $(855) and $(682)	(1,588)	(1,267)

Total	$2,391	$2,550

Cash Flow Information

Purchases and sales or maturities of short-term investments are recorded net for purposes of the consolidated statements of cash flows and are included with fixed income securities.

Income taxes and interest paid for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Income taxes	$4,281	$2,250	$455
Interest	—	—	33

Taxes paid for the year ended December 31, 2010 are net of refunds related to capital loss carrybacks to prior tax years totaling $1,795.

Recent Accounting Pronouncements

ASU 2012-03

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

Indefinite-Lived Intangible Asset Impairment Testing

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard)”. ASU 2012-02 does not change the existing guidance on when to test indefinite-lived intangible assets for impairment, which must be performed annually and between annual tests if events or circumstances indicate that it is more likely than not that the asset is impaired. ASU 2012-02 provides entities with an option to first perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment is not required to be performed and an entity may proceed directly to the quantitative impairment test. Additionally, the qualitative assessment may be performed on all, some or none of an entity’s indefinite-lived intangible assets. If an entity performs the qualitative assessment and determines that it is not more likely than not that the asset is impaired, no further action is required. If an entity determines that it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired, the quantitative assessment must be performed to calculate the asset’s fair value and determine if the asset is impaired. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted for calendar year-end public entities whose annual impairment test is performed in the third or fourth quarter. The Company adopted ASU 2012-02 effective September 30, 2012.

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

Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurements and Disclosures—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain principles related to measuring fair value, and requires additional disclosures about fair value measurements. ASU 2011-04 was effective for periods beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not affect the Company’s financial condition or results of operations.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 provides specific types of costs that should be capitalized in connection with the acquisition or renewal of insurance contracts. Those costs include incremental direct costs of contract acquisition incurred in connection with independent third parties and certain costs related to activities performed by the insurer for the contract, including underwriting, policy issuance and processing, medical and inspection, and sales force contract selling. Under ASU 2010-26, costs incurred by an entity related to unsuccessful acquisition or renewal efforts must be charged to expense as incurred. ASU 2010-26 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and is to be applied prospectively. Retrospective application to all prior periods upon the date of adoption was permitted, but not required. The Company adopted ASU 2010-26 effective January 1, 2012 and applied it prospectively. As a result of adoption, the Company expensed certain underwriting salaries totaling approximately $2.4 million ($1.5 million, net of tax) for the year ended December 31, 2012 that would have been capitalized under the previous accounting guidance to give effect to unsuccessful acquisition or renewal activities. If the new accounting guidance had been adopted effective January 1, 2011, the Company would have recognized additional expense related to underwriting salaries totaling $2.9 million ($1.9 million, net of tax) for the year ended December 31, 2011.

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

The sale of Eastern Life resulted in the recognition of a gain totaling $564, which is included in discontinued operations in 2010. Transaction expenses related to the sale of Eastern Life totaled $873 ($567, net of tax) for the year ended December 31, 2010, and have been included in discontinued operations. Certain corporate expenses previously reported in the group benefits insurance segment were reclassified to continuing operations. The reclassification of these corporate expenses totaled $500 for the year ended December 31, 2010.

For the year ended December 31, 2010, the group benefits insurance segment reported net premiums earned of $18,262 and total revenue of $20,563. Income before income taxes in the group benefits insurance segment totaled $952 for the year ended December 31, 2010.

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

The sale of Atlantic RE resulted in the recognition of a loss totaling $14,029, which is included in discontinued operations in 2010. The loss includes the recognition of an estimated contingent profit commission of $3,018, which is based on the adequacy of the run-off specialty reinsurance segment’s reserves for losses and LAE as of September 30, 2010, compared to a predetermined targeted reserve for losses and LAE. The recognition of the contingent profit commission is considered a non-cash investing activity and has been excluded from the consolidated statement of cash flows for the year ended December 31, 2010. Transaction expenses related to the sale of Atlantic RE totaled $510 for the year ended December 31, 2010, and have been included in discontinued operations.

The estimated contingent profit commission is included in other assets and any decrease in the estimated amount would be recorded as a loss from discontinued operations. As of December 31, 2012, management believes that the estimated contingent profit commission is realizable; however, due to the inherent uncertainty in the run-off specialty reinsurance segment’s reserves for losses and LAE, the estimated realizable amount could decrease in the future.

For the year ended December 31, 2010, the run-off specialty reinsurance segment reported net premiums earned of $1 and total revenue of $4,180. Total revenue for the year ended December 31, 2010 excludes the loss on the sale of Atlantic RE of $14,029. The loss before income taxes in the run-off specialty reinsurance segment totaled $(12,924) for the year ended December 31, 2010.

4. Intangible Assets

The Company’s business acquisitions resulted in the identification of certain intangible assets. The renewal rights and agency relationships will be amortized over their estimated useful lives of 15 years. The state insurance licenses are considered to have an infinite life and will not be amortized.

As of December 31, 2012 and 2011, intangible assets consisted of the following (in thousands):

	December 31, 2012		December 31, 2011		Amortization Expense For the Year Ended December 31,
Intangible Assets with Finite Life	Gross Balance	Accumulated Amortization	Gross Balance	Accumulated Amortization
					2012	2011	2010
Agency relationships	$3,564	$2,402	$3,564	$2,095	$307	$368	$438
Renewal rights	8,238	6,644	8,238	6,145	499	658	846

	$11,802	$9,046	$11,802	$8,240	$806	$1,026	$1,284

Intangible Assets with Indefinite Life
State insurance licenses	1,575	—	1,575	—	—	—	—

Total intangible assets	$13,377	$9,046	$13,377	$8,240	$806	$1,026	$1,284

The estimated aggregated amortization expense for each of the next five years is as follows (in thousands):

2013	$640
2014	509
2015	405
2016	316
2017	250

Total	$2,120

5. Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period.

Consolidated net income (loss), basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands, except share and per share data):

	2012	2011	2010
Net income (loss) for basic and diluted earnings per share	$10,350	$7,722	$(9,185)
Less: Dividends declared—common and unvested restricted share units	(2,126)	(2,176)	(2,489)

Undistributed earnings	8,224	5,546	(11,674)
Percent allocated to common shareholders	98.1%	99.3%	99.8%

	8,068	5,507	(11,534)
Add: Dividends declared—common shares	2,087	2,161	2,459

	$10,155	$7,668	$(9,075)

Denominator for basic earnings per share	7,529,656	7,860,207	8,458,731
Effect of dilutive securities	143,743	121,723	73,966

Denominator for diluted earnings per common share	7,673,399	7,981,930	8,532,697

Basic earnings per share:
Income from continuing operations	$1.35	$0.93	$0.36
Income from discontinued operations	N/A	0.05	(1.43)
Diluted earnings per share:
Income from continuing operations	$1.32	$0.91	$0.36
Income from discontinued operations	N/A	0.05	(1.43)
Cash dividends per share	$0.28	$0.28	$0.28

The following table provides a summary of the equity awards that were not included in the Company’s earnings per share calculation for the years ended December 31, 2012, 2011 and 2010 because to do so would have been anti-dilutive:

	2012	2011	2010
Total outstanding equity awards	1,424,875	1,056,172	1,031,765
Dilutive equity awards	143,743	121,723	73,966

Equity awards excluded from earnings per share calculation	1,281,132	934,449	957,799

6. Share Repurchase

As of December 31, 2012, the Company has repurchased 4,017,105 shares of its common stock and can repurchase up to an additional 920,030 shares, as authorized by the Company’s Board of Directors. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan.

For the years ended December 31, 2012, 2011 and 2010, the Company’s share repurchases were as follows:

	2012	2011	2010
Shares repurchased	166,537	1,030,398	728,413
Cost of shares repurchased	$2,423	$13,274	$8,169
Weighted average cost per share	$14.55	$12.88	$11.21

7. Stock-Based Compensation

Awards under the Stock Incentive Plan may be made in the form of incentive stock options, nonqualified stock options, restricted stock or any combination to employees and non-employee directors. The Stock Incentive Plan limits the number of shares that may be initially awarded as restricted stock to 299,000, and the number of shares for which incentive stock options may be granted to 500,000. The total number of shares initially authorized in the Stock Incentive Plan was 1,046,500 shares, with an annual increase equal to 1% of the shares outstanding at the end of each year. The Stock Incentive Plan provides that stock options and restricted stock awards may include vesting restrictions and performance criteria at the discretion of the Compensation Committee of the Board of Directors. The stock options and restricted stock awards vest over a five year period and are not subject to performance criteria. The term of options may not exceed ten years for incentive stock options, and ten years and one month for nonqualified stock options, and the option price may not be less than fair market value on the date of grant. Upon exercise of stock options, the Company expects to issue shares to the option holder from treasury shares.

Total stock-based compensation expense recognized in the consolidated statement of operations and comprehensive income for the years ended December 31, 2012, 2011 and 2010 is shown in the following table (in thousands):

	2012	2011	2010
Stock compensation expense related to:
Stock options	$367	$868	$651
Restricted stock	343	679	723
Total related income tax benefit	233	382	283
Total unrecognized compensation expense	$2,857	$657	$2,282

Vested and non-vested stock options and restricted stock awards as of December 31, 2012 and 2011 were as follows:

	2012	2011
Stock Options:
Vested	665,291	515,793
Non-vested	363,203	285,698
Unrecognized stock compensation expense	$1,130	$630
Remaining weighted average months	34.90	26.97
Restricted Stock Awards:
Vested	252,581	209,462
Non-vested	143,800	45,219
Unrecognized stock compensation expense	$1,727	$27
Remaining weighted average months	36.45	48.45

The fair values of stock options granted in 2012 were determined on the dates of grant using a lattice-based binomial option valuation model with the following assumptions:

Expected terms (years)	10.00
Expected stock price volatility	32.50%
Risk-free interest rate	0.20%-2.06%
Expected dividend yield	2.00%
Weighted average fair value per option	$4.00

The expected life shown above was imputed based upon the combination of vesting provisions and the termination, retirement and early exercise assumptions input to the binomial option valuation model. As trading in the Company’s stock began in June 2006, the expected stock price volatility reflects a weighted average of the Company’s estimated historical volatility since trading in the Company’s stock began and the average 6-month implied volatility for six comparable companies with listed options applied to the Company’s estimated historical volatility. The Company’s estimated historical volatility was calculated by applying the average ratio of the annualized price volatility over the last 10 years compared to the last 5.5 years for ten comparable companies to the Company’s actual price volatility over the last 5.5 years. Risk free interest rates applicable to maturities from one month up to ten years were taken from the spot rate curve estimated and published by the Federal Reserve from the prices of U.S. Treasury Securities on the grant date.

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

The following table summarizes stock option activity for the year ended December 31, 2012:

	Shares Subject to Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2012	801,491	$13.28	6.02		$562
Granted	236,003	$14.47	9.25	$
Forfeited	—
Exercised	—
Cancelled	(9,000)	13.83

Outstanding as of December 31, 2012	1,028,494	$13.55	5.99		$3,634

Vested and exercisable as of December 31, 2012	665,291	$13.85	4.49		$2,149

As of December 31, 2012, there were 57,268 shares of common stock available for issuance of future share-based awards.

The following table presents additional information regarding options outstanding as of December 31, 2012:

	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share
Range of Exercise Prices
$14.35	563,991	4.01	$14.35
$14.86	7,500	4.47	$14.86
$15.22	5,000	4.63	$15.22
$15.47	5,000	4.67	$15.47
$10.60	3,000	7.52	$10.60
$10.19	205,000	7.73	$10.19
$13.16	3,000	8.56	$13.16
$14.45	218,500	9.23	$14.45
$14.68	17,503	9.47	$14.68

Outstanding as of December 31, 2012	1,028,494	5.99	$13.55

The following table summarizes restricted stock activity for the year ended December 31, 2012.

	Number of Shares	Grant Date Fair Value
Outstanding as of January 1, 2012	254,681	$14.31
Granted	141,700	$14.47
Forfeited	—

Outstanding as of December 31, 2012	396,381	$14.37

Vested as of December 31, 2012	252,581	$14.33

8. Statutory Financial Information

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

Permitted statutory accounting practices encompass all accounting practices that are not prescribed; such practices differ from state to state, may differ from company to company within a state, and may change in the future. The Company’s domestic insurance subsidiaries did not have any permitted practices as of or for the year ended December 31, 2012.

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

Financial Information

The statutory capital and surplus and statutory net income (loss) of Eastern Alliance, Allied Eastern, Eastern Advantage and Employers Security as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	Statutory Capital and Surplus as of December 31,		Net Income (Loss) for the Year Ended December 31,
	2012	2011	2012	2011	2010
Eastern Alliance	$56,814	$52,893	$4,935	$8,805	$3,843
Allied Eastern	$11,218	$9,103	$2,024	$609	$(195)
Eastern Advantage	$10,475	$9,664	$717	$997	$249
Employers Security	$13,005	$12,361	$511	$1,287	$(231)

Risk-Based Capital/Minimum Capital Requirements

Pennsylvania and Indiana impose the NAIC risk-based capital requirements that require insurance companies to calculate and report information under a risk-based formula. These risk-based capital requirements attempt to measure statutory capital and surplus needs based on the risks in an insurance company’s mix of products and investment portfolio. Under the formula, a company first determines its “authorized control level” risk-based capital. This authorized control level takes into account (i) the risk with respect to the insurer’s assets; (ii) the risk of adverse insurance experience with respect to the insurer’s liabilities and obligations; (iii) the interest rate risk with respect to the insurer’s business; and (iv) all other business and other relevant risks as are set forth in the risk-based capital instructions. Insurers failing to meet adequate capital levels may be subject to insurance department scrutiny and ultimately rehabilitation or liquidation. The capital levels of Eastern Alliance, Allied Eastern, Eastern Advantage and Employers Security exceeded risk-based capital requirements as of December 31, 2012 and 2011. The minimum statutory capital and surplus required to be maintained by Eastern Alliance, Allied Eastern, Eastern Advantage and Employers Security is not significant in relation to each respective company’s statutory capital and surplus as of December 31, 2012 and 2011.

Under Cayman Islands regulations, Eastern Re is required to maintain minimum capital of $120. Eastern Re is in compliance with the minimum capital requirements as of December 31 2012.

Eastern Re’s stockholder’s equity as of December 31, 2012 and 2011 and net income (loss) for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Stockholder’s Equity as of December 31,		Net Income (Loss) for the Year Ended December 31,
	2012	2011	2012	2011	2010
Eastern Re	$12,824	$10,553	$1,945	$567	$(12,540)

Dividend Restrictions

As of December 31, 2012, there were no restrictions on the payment of dividends to stockholders by EIHI. EIHI’s ability to declare and pay dividends will depend in part on dividends received from its insurance subsidiaries.

The ability of Eastern Alliance, Allied Eastern, Eastern Advantage, and Employers Security to pay dividends to EIHI is limited by the laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that EIHI’s insurance subsidiaries may pay without the prior approval from the Pennsylvania Insurance Department and Indiana Insurance Department is limited to the greater of 10% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. The maximum dividend that may be paid by Eastern Alliance, Allied Eastern and Eastern Advantage in 2013, without prior approval from the Pennsylvania Insurance Department, is $5,681, $2,024 and $1,047, respectively. The maximum dividend that may be paid by Employers Security in 2013, without prior approval from the Indiana Insurance Department, is $1,301.

Eastern Re must receive approval from the Cayman Islands Monetary Authority before it can pay a dividend to EIHI. As of December 31, 2012, there were no restrictions on the payment of dividends to EIHI by its non-insurance subsidiaries, Global Alliance, Employers Alliance or Eastern Services.

9. Fair Value Measurements

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheet as of December 31, 2012 and 2011:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of December 31, 2012 and 2011, excluding the segregated portfolio cell segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	12/31/2012	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$15,865	$10,743	$5,122	$—
States, municipalities, and political subdivisions	45,150	—	45,150	—
Corporate securities	10,285	—	10,285	—
Residential mortgage-backed securities	28,434	—	28,434	—
Commercial mortgage-backed securities	167	—	167	—
Collateralized mortgage obligations	17,122	—	17,122	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	19,747	—	19,747	—
Equity securities—available for sale	15,588	15,588	—	—

Total	$153,381	$26,331	$127,050	$—

		Fair Value Measurements at Reporting Date Using
	12/31/2011	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$16,143	$9,676	$6,467	$—
States, municipalities, and political subdivisions	42,316	—	42,316	—
Corporate securities	21,509	—	21,509	—
Residential mortgage-backed securities	22,360	—	22,360	—
Commercial mortgage-backed securities	206	—	206	—
Collateralized mortgage obligations	5,876	—	5,876	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	17,574	—	17,574	—
Equity securities—available for sale	12,939	12,939	—	—

Total	$139,946	$22,615	$117,331	$—

There were no transfers between Level 1 and Level 2 securities for the year ended December 31, 2012.

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

The Company’s equity securities consist of exchange traded funds and equity securities of natural gas companies for which there is an active market and quoted market prices; therefore, the Company has classified its equity securities as Level 1 securities.

The estimated fair value of the Company’s equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, as of December 31, 2012 and 2011, by investment strategy and/or industry, are as follows (in thousands):

	2012	2011
Large growth fund	$3,156	$2,784
Foreign large blend fund	554	482
Diversified emerging markets fund	911	562
Large value fund	7,062	6,473
Foreign large value fund	378	565
Foreign large growth fund	1,881	1,630
Natural gas industry	1,263	—
Financial institutions	383	404
Other	—	39

Total	$15,588	$12,939

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

As of December 31, 2012 and 2011, the estimated fair values of the Company’s other long-term investments, by investment strategy, were as follows (in thousands):

	2012	2011
Multi-strategy fund of funds	$6,063	$5,578
Natural resources	—	1,262
Structured finance opportunity fund	3,278	2,769
Open-ended investment fund	633	600

Total	$9,974	$10,209

Following is a summary of the investment objectives of each of the Company’s limited partnership investments held as of December 31, 2012, by investment strategy:

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

As of December 31, 2012, the only restrictions on the Company’s ability to redeem its interest in its limited partnership investments relate to the timing of redemption (i.e., monthly, quarterly). There are no restrictions related to the amount the Company can redeem, in the event it chooses to redeem all or a portion of its interest in its limited partnership investments. The Company has no unfunded commitments related to these investments as of December 31, 2012.

The activity in the Company’s limited partnership investments for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$10,209	$11,435	$8,197
Contributions	—	—	2,186
Withdrawals	(1,242)	(1,231)	—
Unrealized change in interest	1,007	5	1,052

Balance, end of period	$9,974	$10,209	$11,435

During 2012, the Company liquidated its interest in the natural resource fund. The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income (loss).

10. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of December 31, 2012 and 2011 (in thousands):

2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$19,780	$364	$(5)	$20,139
States, municipalities, and political subdivisions	42,942	2,239	(31)	45,150
Corporate securities	36,624	321	(4)	36,941
Residential mortgage-backed securities	27,983	481	(30)	28,434
Commercial mortgage-backed securities	148	19	—	167
Collateralized mortgage obligations	17,009	172	(59)	17,122
Other structured securities	1,000	23	—	1,023

Total fixed income securities	145,486	3,619	(129)	148,976
Equity securities	20,462	2,877	(139)	23,200

Total fixed income and equity securities	$165,948	$6,496	$(268)	$172,176

2011	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$15,524	$619	$—	$16,143
States, municipalities, and political subdivisions	39,904	2,416	(4)	42,316
Corporate securities	44,748	752	(2)	45,498
Residential mortgage-backed securities	21,499	861	—	22,360
Commercial mortgage-backed securities	187	19	—	206
Collateralized mortgage obligations	5,753	134	(11)	5,876
Other structured securities	1,004	19	—	1,023

Total fixed income securities	128,619	4,820	(17)	133,422
Equity securities	16,566	1,546	(483)	17,629

Total fixed income and equity securities	$145,185	$6,366	$(500)	$151,051

Corporate securities include an investment in a fixed income mutual fund, held by the segregated portfolio cell reinsurance segment, with a cost and estimated fair value of $26,600 and $26,656, respectively, as of December 31, 2012. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include two asset-backed securities collateralized by auto loan receivables and one security in an equipment trust made up of fixed retail installment contracts and retail installment loans.

Certain insurance departments in the states in which the Company is licensed to do business require a deposit to protect the Company’s policyholders should the Company become insolvent. In order to satisfy these requirements, the Company had fixed income securities with an estimated fair value of $12,772 and $12,023 on deposit with various insurance departments as of December 31, 2012 and 2011, respectively.

The amortized cost and estimated fair value of fixed income securities and convertible bonds, excluding fixed income securities held by the segregated portfolio cell reinsurance segment, as of December 31, 2012, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$10,908	$11,184
One through five years	34,153	35,621
Five through ten years	24,094	25,344
Greater than ten years	16,530	17,829
Mortgage/asset-backed securities	46,140	46,745

Total	$131,825	$136,723

The gross unrealized losses and estimated fair value of fixed income securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of December 31, 2012 and 2011 are as follows (in thousands):

	Less Than 12 Months			12 Months or More			Total
2012	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
U.S. Treasuries and government agencies	$594	$(5)	1	$—	$—	—	$594	$(5)	1
States, municipalities, and political subdivisions	3,922	(31)	17	—	—	—	3,922	(31)	17
Residential mortgage-backed securities	11,922	(30)	10	—	—	—	11,922	(30)	10
Collateralized mortgage obligations	4,943	(56)	9	122	(3)	2	5,065	(59)	11

Total fixed income securities	21,381	(122)	37	122	(3)	2	21,503	(125)	39
Equity Securities	1,034	(135)	11	—	—	—	1,034	(135)	11

Total fixed income and equity securities	$22,415	$(257)	48	$122	$(3)	2	$22,537	$(260)	50

	Less Than 12 Months			12 Months or More			Total
2011	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
States, municipalities, and political subdivisions	$1,604	$(4)	4	$—	$—	—	$1,604	$(4)	4
Collateralized mortgage obligations	375	(11)	2	—	—	—	375	(11)	2

Total fixed income securities	1,979	(15)	6	—	—	—	1,979	(15)	6
Equity Securities	3,302	(374)	6	—	—	—	3,302	(374)	6

Total fixed income and equity securities	$5,281	$(389)	12	$—	$—	—	$5,281	$(389)	12

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

Management has evaluated the unrealized losses related to its fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of December 31, 2012.

Management has evaluated the unrealized losses related to its equity securities and determined that they are primarily related to the current market conditions and not due to underlying issues related to the issuer or the industry in which the issuer operates. The equity securities have been in an unrealized loss position for less than twelve months and none of the securities had an estimated fair value less than 80% of its cost basis. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of December 31, 2012.

Proceeds from the sale of investments for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Fixed income securities	$47,379	$57,131	$42,218
Equity securities	5,842	12,666	8,293
Other long-term investments	1,247	1,231	—

The gross realized gains and gross realized losses recognized by the Company as a result of the sale of investments were as follows for the years ended December 31, 2012, 2011, and 2010 (in thousands):

2012	Fixed Income Securities	Equity Securities	Total
Gross realized gains	$3,283	$590	$3,873
Gross realized losses	(224)	(234)	(458)

Net realized gains	$3,059	$356	$3,415

2011	Fixed Income Securities	Equity Securities	Total
Gross realized gains	$1,371	$2,383	$3,754
Gross realized losses	(430)	(538)	(968)

Net realized gains	$941	$1,845	$2,786

2010	Fixed Income Securities	Equity Securities	Total
Gross realized gains	$1,561	$1,045	$2,606
Gross realized losses	(203)	(18)	(221)

Net realized gains	$1,358	$1,027	$2,385

Other-than-temporary impairments related to the Company’s fixed income and equity securities for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Workers’ compensation insurance segment	$127	$—	$6
Segregated portfolio cell reinsurance segment	—	78	80

Total	$127	$78	$86

For the years ended December 31, 2012, 2011 and 2010, the change in the estimated fair value of convertible bonds included in net realized investment gains (losses) in the consolidated statement of operations and comprehensive income totaled $789, $(1,054) and $1,166, respectively.

The change in the Company’s net unrealized gains and losses for the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

2012	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$(1,030)	$1,104	$74
Tax effect	361	(273)	88

Change in net unrealized gains and losses	$(669)	$831	$162

2011	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$1,343	$(2,250)	$(907)
Tax effect	(484)	783	299

Change in net unrealized gains and losses	$859	$(1,467)	$(608)

2010	Fixed Income Securities	Equity Securities	Total
Change in unrealized gains and losses, gross of tax	$(790)	$(35)	$(825)
Tax effect	(33)	(291)	(324)

Change in net unrealized gains and losses	$(823)	$(326)	$(1,149)

Net investment income for the years ended December 31, 2012, 2011, and 2010 was as follows (in thousands):

	2012	2011	2010
Fixed income and convertible bond securities	$3,929	$4,274	$3,865
Equity securities	503	484	229
Cash and cash equivalents	23	45	45
Other	153	(345)	83

Gross investment income	4,608	4,458	4,222
Investment expenses	(726)	(760)	(857)

Net investment income	$3,882	$3,698	$3,365

For the years ended December 31, 2012, 2011 and 2010, the Company recognized an increase of $1,007, $5, and $1,052 respectively, related to its equity interest in limited partnerships. As of December 31, 2012, the Company’s limited partnership investments include a multi-strategy fund of funds, a structured finance opportunity fund and an open-ended investment fund. The Company obtains audited financial statements of its limited partnership investments on an annual basis. The total assets, total liabilities and results of operations of the limited partnerships in which the Company invests as of and for the year ended December 31, 2011, based on the limited partnerships’ audited financial statements, were as follows (in thousands):

	Total Assets	Total Liabilities	Results of Operations
Multi-strategy fund of funds	$341,159	$27,147	$9,521
Structured finance opportunity fund	$416,877	$17,852	$(23,345)
Open-ended investment fund	$245,252	$131,103	$(4,556)

11. Reserves for Unpaid Losses and LAE

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Balance, beginning of period	$106,077	$95,963	$89,509
Reinsurance recoverables on unpaid losses and LAE	11,805	7,864	8,512

Net balance, beginning of period	94,272	88,099	80,997
Incurred related to:
Current year	105,477	84,723	76,794
Prior year	(87)	(1,001)	780

Total incurred	105,390	83,722	77,574
Paid related to:
Current year	40,187	31,514	30,755
Prior year	56,831	46,035	39,717

Total paid	97,018	77,549	70,472

Net balance, end of period	102,644	94,272	88,099
Reinsurance recoverables on unpaid losses and LAE	15,084	11,805	7,864

Balance, end of period	$117,728	$106,077	$95,963

Incurred losses by segment were as follows for the year ended December 31, 2012 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$85,331	$23,020	$108,351
Current period discount	(2,179)	(695)	(2,874)
Prior year, gross of discount	—	(2,116)	(2,116)
Accretion of prior period discount	1,430	599	2,029

Total incurred	$84,582	$20,808	$105,390

Incurred losses by segment were as follows for the year ended December 31, 2011 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$68,895	$18,769	$87,664
Current period discount	(2,252)	(689)	(2,941)
Prior year, gross of discount	—	(2,875)	(2,875)
Accretion of prior period discount	1,159	715	1,874

Total incurred	$67,802	$15,920	$83,722

Incurred losses by segment were as follows for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$59,614	$19,747	$79,361
Current period discount	(1,901)	(666)	(2,567)
Prior year, gross of discount	—	(1,432)	(1,432)
Accretion of prior period discount	1,562	650	2,212

Total incurred	$59,275	$18,299	$77,574

For the years ended December 31, 2012, 2011 and 2010, the Company increased (decreased) its workers’ compensation insurance and segregated portfolio cell reinsurance reserves for unpaid losses and LAE, including the accretion of prior period discount, by the following amounts (in thousands):

	2012	2011	2010
Workers’ compensation insurance	$1,430	$1,159	$1,562
Segregated portfolio cell reinsurance	(1,517)	(2,160)	(782)

Total	$(87)	$(1,001)	$780

Workers’ Compensation Insurance

For the years ended December 31, 2012, 2011 and 2010, the Company increased (decreased) its workers’ compensation insurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year:	2012	2011	2010
2011	$—	$—	$—
2010	—	—	—
2009	—	—	—
2008	—	—	—
2007	—	—	—
2006	—	—	—
2005	—	—	—
2004	—	—	—
2003	—	—	—
2002	—	—	—
2001 and prior	—	—	—

Total before discount accretion	—	—	—
Discount accretion	1,430	1,159	1,562

Total	$1,430	$1,159	$1,562

For the years ended December 31, 2012, 2011 and 2010, the estimates of ultimate losses and LAE for prior accident periods produced from our actuarial methods were reasonably consistent with the estimates we prepared as of December 31, 2011 and , therefore, we have not changed our best estimate of these amounts. Accordingly, the Company did not recognize any development on prior accident period workers’ compensation insurance reserves for the years ended December 31, 2012, 2011 or 2010.

Segregated Portfolio Cell Reinsurance

For the years ended December 31, 2012, 2011 and 2010, the Company (decreased) increased its segregated portfolio cell reinsurance reserves for unpaid losses and LAE by the following amounts by accident year (in thousands):

Accident Year:	2012	2011	2010
2011	$490	$—	$—
2010	(1,518)	(1,862)	—
2009	116	(602)	(1,372)
2008	(236)	(109)	(418)
2007	38	(136)	423
2006	(252)	(85)	(12)
2005	(107)	(12)	103
2004	(184)	(54)	(124)
2003	(229)	(2)	(51)
2002	(182)	(2)	(10)
2001 and prior	(52)	(11)	29

Total before discount accretion	(2,116)	(2,875)	(1,432)
Discount accretion	599	715	650

Total	$(1,517)	$(2,160)	$(782)

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

For the year ended December 31, 2012, the Company recognized net favorable development on prior accident year segregated portfolio cell reinsurance reserves of $2.1 million, representing 9.6% of the Company’s estimated segregated portfolio cell reinsurance reserves as of December 31, 2011 and 6.6% of the Company’s segregated portfolio cell reinsurance net premiums earned for the year ended December 31, 2012. The favorable development arose primarily from accident year 2010, but was generally prevalent in most prior accident years, and resulted from actual loss development being somewhat lower than the Company had expected based on its historical loss development experience, reflecting continued improvements in loss mitigation and underwriting. The unfavorable development recorded in 2012 related to accident year 2011 primarily reflects the emergence of unexpected loss trends and a large loss in one of the segregated portfolio cells.

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

The following table provides a summary of the Company’s premiums on a direct, assumed, ceded, and net basis for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012		2011		2010
	Written	Earned	Written	Earned	Written	Earned
Direct premiums	$145,098	$136,522	$121,752	$113,612	$98,045	$90,414
Assumed premiums	40,970	39,076	36,041	33,221	30,232	29,332
Ceded premiums	(16,110)	(15,984)	(15,672)	(14,660)	(11,656)	(10,594)

Net premiums	$169,958	$159,614	$142,121	$132,173	$116,621	$109,152

The following table provides a summary of the Company’s losses and loss adjustment expenses incurred on a direct, assumed, ceded and net basis for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Direct losses and LAE incurred	$86,769	$73,127	$60,968
Assumed losses and LAE incurred	26,210	16,031	18,611
Ceded losses and LAE incurred	(7,589)	(5,436)	(2,005)

Net losses and LAE	$105,390	$83,722	$77,574

13. Income Taxes

The components of the consolidated income tax provision from continuing operations for the years ended December 31, 2012, 2011, and 2010 are as follows (in thousands):

	2012	2011	2010
Current tax expense	$5,304	$2,829	$369
Deferred tax (benefit) expense	(1,210)	(393)	873

Income tax expense	$4,094	$2,436	$1,242

The reconciliation of taxes computed at the statutory tax rate of 35.0% for the years ended December 31, 2012, 2011, and 2010 to the consolidated income tax expense from continuing operations is as follows (in thousands):

	2012	2011	2010
Income tax expense at statutory rate	$5,056	$3,427	$1,460
Tax-exempt interest	(391)	(318)	(403)
Outside basis difference in foreign operations	(810)	(824)	(130)
Other	239	151	315

Income tax expense	$4,094	$2,436	$1,242

The income tax benefit of $810, $824 and $130 recorded for the years ended December 31, 2012, 2011 and 2010 is attributable to the fact that the Company has recently generated earnings in its foreign operations that have been offset by deficits in the Company’s cumulative foreign historic earnings and profits. The cumulative deficit of $10,572 as of December 31, 2012 can only be offset by future earnings in the Company’s foreign operations.

The significant components of the net deferred tax asset as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Deferred tax assets:
Reserve discounting	$1,844	$1,925
Unearned/advance premiums	3,715	3,110
Other-than-temporary investment impairments	87	56
Policyholder dividends	633	705
Stock compensation expense	1,163	1,160
Benefit plan liabilities	860	668
Basis difference in limited partnerships	189	—
Other	326	281

Total deferred tax assets	8,817	7,905

Deferred tax liabilities:
Intangible assets	1,148	1,430
Unrealized gain on investments	2,517	2,542
Deferred acquisition costs	1,097	1,164
Basis difference in limited partnerships	—	246
Basis difference in foreign operations	646	485
Other	170	270

Total deferred tax liabilities	5,578	6,137

Net deferred tax asset	$3,239	$1,768

As of December 31, 2012, the net deferred tax asset of $3,239 has not been reduced by a valuation allowance because management believes that, while it is not assured, it is more likely than not that the Company will generate sufficient future taxable income to utilize these net future tax deductions. The amount of the net deferred tax asset considered realizable, however, could be materially reduced in the near term if estimates of future taxable income in the years in which the differences are expected to reverse are decreased.

As of December 31, 2012, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $10,572 and $11,367 as of December 31, 2012 and 2011, respectively. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes. Management presently believes that the Company will not be able to recognize these tax benefits in the foreseeable future and, therefore, has not recognized the future tax benefits as of December 31, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2012 is as follows:

Balance at beginning of year	$26
Additions based on tax positions related to the current year	177

Balance at end of year	$203

There were no unrecognized tax benefits recorded by the Company in 2010.

The total unrecognized federal tax benefit of $203 would impact the Company’s consolidated effective tax rate if recognized. The liability for unrecognized tax benefits is included in federal income tax recoverable on the consolidated balance sheets. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The statute of limitations has expired for the Company’s federal taxable years through December 31, 2008.

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

The Company issued 747,500 shares of its common stock to the ESOP on June 16, 2006, and the ESOP signed a promissory note in the amount of $7,475 for the purchase of the shares, which is due in twenty equal semi-annual installments, with interest accruing annually at 8.00%. Shares purchased are held in a suspense account for allocation among participating employees as the loan is repaid.

The following table provides information related to the Company’s ESOP as of December 31, 2012 and 2011 (in thousands, except share and per share data):

	2012	2011
Suspense shares	336,375	411,125
Allocated shares	411,125	336,375
Shares committed to be released	74,750	74,750
Average price per share	$15.97	$13.07
Estimated fair value of unearned ESOP shares	$4,178	$4,396

Stock compensation expense related to the ESOP totaled $1,194, $977 and $774 for the years ended December 31, 2012, 2011 and 2010, respectively.

Suspense shares represent shares held by the ESOP that have not been allocated to participant accounts. Allocated shares have been earned and allocated to participant accounts, while shares committed to be released have been earned, but have not yet been allocated to participant accounts.

For the years ended December 31, 2012, 2011, and 2010 the Company made a cash contribution of $1,000, $979, and $958 to the ESOP, respectively. The ESOP used these contributions, along with dividends received on the unallocated shares of the Company’s stock held by the ESOP, to make the semi-annual principal and interest payments to the Company related to the outstanding balance of the promissory note. Dividends used by the ESOP to fund the semi-annual principal and interest payments totaled $100, $121, and $142 in 2012, 2011, and 2010, respectively. The transactions between the Company and the ESOP are considered non-cash transactions for purposes of the consolidated statements of cash flows.

Defined Contribution Plan

The Company sponsors a contributory defined contribution plan covering eligible employees. Employees are eligible to participate in the defined contribution plan upon the attainment of 21 years of age. The Company provides a matching contribution up to 75% of the first 4% of an employee’s contributions. Employees are immediately vested in the employer matching contributions regardless of years of service. The Company’s contributions to the defined contribution plan for the years ended December 31, 2012, 2011, and 2010 totaled $312, $289, and $297, respectively.

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

As of December 31, 2012 and 2011, the projected benefit obligation, fair value of plan assets and funded status of the pension plan and the postretirement plan were as follows (in thousands):

	Pension Plan		Postretirement Plan
	2012	2011	2012	2011
Projected benefit obligation at end of year	$7,914	$7,263	$268	$260
Fair value of plan assets at end of year	$5,724	$5,613	$—	$—
Funded status	$2,190	$1,650	$268	$260

The Company does not anticipate making a contribution in 2013.

The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Pension Plan		Postretirement Plan
	2012	2011	2012	2011
Weighted average discount rate	3.98%	4.39%	3.07%	3.72%
Rate of increase in compensation levels	N/A	N/A	2.75%	3.50%

The net periodic benefit cost incurred by the Company for the years ended December 31, 2012, 2011 and 2010 totaled $77, $60, and $17 for the pension plan and $(21), $(22), and $(7) for the postretirement plan. In July 2011, the Company purchased annuities for plan participants that were receiving benefit payments under the pension plan, which resulted in a reduction of the projected benefit obligation of $1,083 and the recognition of a settlement loss of $134.

The assumptions used in the measurement of the Company’s net periodic benefit cost for the pension plan and the postretirement plan are shown in the following table:

	Pension Plan				Postretirement Plan
	2012	2011		2010	2012	2011	2010
Weighted average discount rate	4.39%	5.62	%*	6.00%	3.72%	4.70%	5.30%
Expected long-term rate of return on plan assets	5.35%	5.50%		6.00%	N/A	N/A	N/A
Rate of increase in compensation levels	N/A	N/A		N/A	3.50%	3.50%	3.50%

*The weighted average discount rate used to measure net periodic benefit cost was 5.50% for the period from January 1, 2011 to June 30, 2011 and 5.62% for the period from July 1, 2011 to December 31, 2011. The change in the discount rate on July 1, 2011 was due to the purchase of the annuity and the related settlement that occurred in July 2011.

Benefits paid totaled $210, $106, and $117 for the pension plan and $1, $1, and $2 for the postretirement plan for the years ended December 31, 2012, 2011, and 2010, respectively. The estimated future benefits to be paid over the next ten years related to the pension plan are as follows (in thousands):

Pension Plan
2013	$99
2014	114
2015	172
2016	210
2017	253
2018 thereafter	1,631

Total	$2,479

The estimated future benefits to be paid over the next ten years related to the postretirement plan are expected to be minimal. The only benefits currently being paid by the Company under the postretirement plan relate to life insurance premiums for certain retirees.

The pension plan’s assets were comprised of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011
Fixed income securities	$5,724	$4,617
Cash equivalents	—	996

Total	$5,724	$5,613

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

15. Segment Information

The Company currently operates in three business segments. Prior to the sale of Atlantic RE and Eastern Life, the Company’s operations included a run-off specialty reinsurance segment and a group benefits insurance segment. The components of the run-off specialty reinsurance segment that were not transferred to Atlantic RE have been included in the corporate/other segment for the years ended December 31, 2012, 2011 and 2010.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast and Midwest regions of the continental United States. The Company’s workers’ compensation products include guaranteed cost policies, alternative market products, policyholder dividend policies, deductible policies and retrospectively-rated policies.

Net premiums earned in the workers’ compensation insurance segment for the years ended December 31, 2012, 2011 and 2012 were as follows (in thousands):

	2012	2011	2010
Guaranteed cost policies	$95,363	$77,664	$63,169
Dividend policies	19,606	16,275	13,141
Deductible policies	6,555	5,793	5,187
Retrospectively-rated policies	5,975	3,936	2,950

Total	$127,499	$103,668	$84,447

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

The following table provides the fee revenue generated by the segregated portfolio cell reinsurance segment and included in the Company’s workers’ compensation insurance and corporate/other segments for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	Year Ended December 31,
	2012	2011	2010
Workers’ compensation insurance segment	$5,301	$3,389	$2,866
Corporate/other segment	787	2,126	1,603

Total	$6,088	$5,515	$4,469

The Company is a preferred shareholder in certain of the segregated portfolio cells. For those segregated portfolio cells in which the Company participates, the Company shares in the operating and investment results of those cells and recognizes its share of the segregated portfolio dividend in the consolidated statements of operations and comprehensive income (loss).

The Company’s share of the segregated portfolio dividend, which is included in the corporate/other segment, was as follows for the years ended December 31, 2012, 2011 and 2012, respectively (in thousands):

	Year Ended December 31,
	2012	2011	2010
Segregated portfolio dividend income	$828	$568	$(6)

Corporate/Other

The corporate/other segment primarily includes the expenses of EIHI, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of December 31, 2012. The corporate/other segment also included the Company’s 10% interest in a segregated portfolio cell with an unaffiliated primary carrier that wrote insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the contract for its 10% interest in SprinklerPro on a run-off basis effective April 1, 2009. The Company commuted the SprinklerPro contract during the second quarter of 2012 and recognized a realized loss of $641,000 related to the commutation.

The following table represents the segment results for the year ended December 31, 2012 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$127,499	$32,115	$—	$159,614
Net investment income	3,127	438	317	3,882
Change in equity interest in limited partnerships	872	—	135	1,007
Net realized investment (losses) gains	3,314	520	(588)	3,246
Other revenue	—	—	319	319

Total revenue	134,812	33,073	183	168,068

Expenses:
Losses and LAE incurred	84,582	20,808	—	105,390
Acquisition and other underwriting expenses	10,768	9,628	(787)	19,609
Other expenses	21,185	268	4,143	25,596
Amortization of intangibles	—	—	806	806
Policyholder dividend expense	682	84	—	766
Segregated portfolio dividend expense	—	2,285	(828)	1,457

Total expenses	117,217	33,073	3,334	153,624

Income (loss) from continuing operations before income taxes	17,595	—	(3,151)	14,444
Income tax expense (benefit) from continuing operations	5,182	—	(1,088)	4,094

Net income (loss) from continuing operations	$12,413	$—	$(2,063)	$10,350

Total assets	$330,440	$66,078	$(15,766)	$380,752

The following table represents the segment results for the year ended December 31, 2011 (in thousands):

	Workers’	Segregated
	Compensation	Portfolio Cell	Corporate/
	Insurance	Reinsurance	Other	Total
Revenue:
Net premiums earned	$103,668	$28,505	$—	$132,173
Net investment income	3,317	420	(39)	3,698
Change in equity interest in limited partnerships	(18)	—	23	5
Net realized investment (losses) gains	1,360	33	261	1,654
Other revenue	—	—	425	425

Total revenue	108,327	28,958	670	137,955

Expenses:
Losses and LAE incurred	67,802	15,920	—	83,722
Acquisition and other underwriting expenses	7,035	8,582	(2,126)	13,491
Other expenses	16,844	390	7,863	25,097
Amortization of intangibles	—	—	1,026	1,026
Policyholder dividend expense	1,331	29	—	1,360
Segregated portfolio dividend expense	—	4,037	(568)	3,469

Total expenses	93,012	28,958	6,195	128,165

Income (loss) from continuing operations before income taxes	15,315	—	(5,525)	9,790
Income tax expense (benefit) from continuing operations	5,083	—	(2,647)	2,436

Net income (loss) from continuing operations	$10,232	$—	$(2,878)	$7,354

Total assets	$301,673	$59,307	$(15,301)	$345,679

The following table represents the segment results for the year ended December 31, 2010 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$84,447	$24,705	$—	$109,152
Net investment income	2,421	556	388	3,365
Change in equity interest in limited partnerships	891	—	161	1,052
Net realized investment (losses) gains	2,479	1,065	(79)	3,465
Other revenue	—	—	582	582

Total revenue	90,238	26,326	1,052	117,616

Expenses:
Losses and LAE incurred	59,275	18,299	—	77,574
Acquisition and other underwriting expenses	5,330	7,547	(1,603)	11,274
Other expenses	15,416	251	6,370	22,037
Amortization of intangibles	—	—	1,284	1,284
Policyholder dividend expense	1,040	6	—	1,046
Segregated portfolio dividend expense	—	223	6	229

Total expenses	81,061	26,326	6,057	113,444

Income (loss) from continuing operations before income taxes	9,177	—	(5,005)	4,172
Income tax expense (benefit) from continuing operations	2,849	—	(1,607)	1,242

Net income (loss) from continuing operations	$6,328	$—	$(3,398)	$2,930

Total assets	$264,267	$55,803	$2,594	$322,664

16. Segregated Portfolio Cell Reinsurance Segment

The segregated portfolio cell reinsurance segment’s assets and liabilities as of December 31, 2012 and 2011, which are included in the Company’s consolidated balance sheets, were as follows:

	December 31, 2012	December 31, 2011
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $30,874; $23,991)	$30,931	$23,989
Equity securities, at estimated fair value (cost, $7,043; $4,305)	7,612	4,690

Total investments	38,543	28,679
Cash and cash equivalents	1,495	8,696
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	4,716	2,517
Deferred acquisition costs	4,160	3,778
Other assets	4,361	3,938
Due from affiliates, net	12,803	11,699

Total assets	$66,078	$59,307

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$28,295	$24,762
Unearned premium reserves	14,817	13,458
Accounts payable and accrued expenses	3	185
Segregated portfolio cell dividend payable	17,353	15,774
Policyholder dividends payable	150	66
Due to affiliates, net	5,435	5,037

Total liabilities	66,053	59,282

SHAREHOLDERS’ EQUITY
Preferred stock outstanding	25	25

Total shareholders’ equity	25	25

Total liabilities and shareholders’ equity	$66,078	$59,307

17. Commitments and Contingencies

Legal Proceedings

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

Both the Company and AIG Companies have appointed arbitrators. The parties are currently in the process of attempting to select an umpire. As of this date, the parties have obtained completed questionnaires from a selected pool of umpire candidates who are being evaluated by the parties.

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

The Company commenced an audit of the claims covered under the Treaties during the third quarter of 2012. The claim audit is on-going and the Company has requested and is awaiting additional files and further information from AIG Companies, which will allow the Company to complete the audit. All of the information obtained and reviewed will be evaluated to determine whether such information would cause the Company to revise its estimates or position with respect to the pending arbitration.

It is reasonably possible that the final outcome of the arbitration could go against the Company, which could result in a material, adverse effect on the Company’s results of operations and financial condition.

Eastern Alliance Insurance Co. v. Managepoint, LLC, d/b/a Management 2000 Group, Inc., a/k/a Management, Inc.

Eastern Alliance brought this action against Managepoint, Inc., Managepoint, LLC, and Management 2000 Group, Inc. (collectively, the “Defendants”) to recover amounts due and owing under five workers’ compensation deductible insurance policies issued to the Defendants. As of December 31, 2012, the aggregate amount due and unpaid for claims under the policies was approximately $259, all of which has been reserved for. In addition, there are outstanding claim reserves totaling approximately $274 under the policies as of December 31, 2012. Eastern Alliance seeks recovery of all amounts presently due, together with amounts which will have accrued and become due and owing as of the time of trial.

On November 21, 2012, the Defendants filed a complaint, denying Eastern Alliance’s assertion that they operate as the same entity, and thus, are liable for the debts of the other, and renouncing any liability for any amounts set forth in the complaint. The Defendants also raised a number of affirmative defenses, including that Eastern Alliance breached its duty of good faith and fair dealing by, among other things, failing to obtain required approvals to settling workers’ compensation claims and improperly invoicing, collecting, and retaining various overpayments by the Defendants.

This matter is presently in discovery, and it is too early and there is not enough information to predict an outcome. It is reasonably possible that the final outcome of this matter could go against the Company, which could result in a material, adverse effect on the Company’s results of operations and financial condition.

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

In addition to the corporate headquarters, the Company maintains leased office space in Camp Hill, Pennsylvania, Wexford, Pennsylvania, Charlotte, North Carolina, Franklin, Tennessee, Richmond, Virginia, Indianapolis, Indiana, and Madison, Mississippi. These offices are leased by the Company under multi-year operating leases. The leases contain escalating lease payments over the term of the lease and the Company calculates rent expense on a straight-line basis.

Minimum monthly lease commitments for the remainder of the office lease terms are as follows (in thousands):

2013	$1,491
2014	1,565
2015	1,536
2016	1,547
2017	451
2018 thereafter	326

Total	$6,916

Rent expense totaled $1,539, $1,214, and $918 for the years ended December 31, 2012, 2011 and 2010, respectively.

18. Related Party Transactions

The Company has an agreement with Alliance Impairment Management, Inc. (“AIM”), which provides case management services to certain of the Company’s insurance subsidiaries. For the years ended December 31, 2012, 2011, and 2010, the Company paid fees to AIM totaling approximately $2,700, $3,700 and $3,200, respectively. Bruce Eckert, the Company’s Vice Chairman was an investor in AIM through September 30, 2012. The fees paid to AIM for the year ended December 31, 2012 represent fees paid through September 30, 2012.

19. Subsequent Events

On March 1, 2013, the Company announced that its Board of Directors approved an increase in its quarterly cash dividend on its issued and outstanding shares of common stock, from $0.07 per share to $0.09 per share. The first quarter 2013 dividend will be payable on March 29, 2013 to shareholders of record at the close of business on March 15, 2013.

Management performed an evaluation of subsequent events through the issuance date of the consolidated financial statements and determined there were no additional recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of December 31, 2012.

20. Quarterly Financial Data (Unaudited, in thousands, except per share data)

2012	March 31	June 30	September 30	December 31
Total revenue from continuing operations	$39,541	$38,785	$43,686	$46,057
Income from continuing operations	$4,126	$1,903	$3,403	$5,012
Net income from continuing operations	$2,922	$1,346	$2,786	$3,295
Basic earnings per share from continuing operations	$0.38	$0.18	$0.37	$0.43
Diluted earnings per share from continuing operations	$0.37	$0.17	$0.36	$0.42

2011	March 31	June 30	September 30	December 31
Total revenue from continuing operations	$32,466	$34,264	$33,356	$37,869
Income from continuing operations	$2,721	$2,871	$945	$3,253
Net income from continuing operations	$1,880	$1,990	$656	$2,828
Basic earnings per share from continuing operations	$0.22	$0.25	$0.08	$0.38
Diluted earnings per share from continuing operations	$0.22	$0.25	$0.08	$0.36

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control-Integrated Framework, we have concluded that the internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B—Other Information

None

PART III

Item 10—Directors and Officers of the Registrant

Incorporated by reference from the Company’s 2013 Proxy Statement.

Item 11—Executive Compensation

Incorporated by reference from the Company’s 2013 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Company’s 2013 Proxy Statement.

Item 13—Certain Relationships and Related Transactions

Incorporated by reference from the Company’s 2013 Proxy Statement.

Item 14—Principal Accountant Fees and Services

Incorporated by reference from the Company’s 2013 Proxy Statement.

Part IV

Item 15—Exhibits, Financial Statement Schedules

a)	(1) Financial Statements.

The following consolidated financial statements are filed as part of this report in Item 8:

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income (Loss) for Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

The following financial statement schedules for the years 2012, 2011 and 2010 are submitted herewith:

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

EASTERN INSURANCE HOLDINGS, INC.

March 8, 2013	By:	/s/ KEVIN M. SHOOK
Kevin M. Shook, Executive Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the date indicated:

Signature

/s/ MICHAEL L. BOGUSKI Michael L. Boguski	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2013

/s/ KEVIN M. SHOOK Kevin M. Shook	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013

/s/ ROBERT M. MCALAINE Robert M. McAlaine	Chairman and Director	March 8, 2013

/s/ BRUCE M. ECKERT Bruce M. Eckert	Director	March 8, 2013

/s/ PAUL R. BURKE Paul R. Burke	Director	March 8, 2013

/s/ RONALD L. KING Ronald L. King	Director	March 8, 2013

/s/ SCOTT C. PENWELL Scott C. Penwell	Director	March 8, 2013

/s/ W. LLOYD SNYDER III W. Lloyd Snyder III	Director	March 8, 2013

/s/ CHARLES H. VETTERLEIN, JR. Charles H. Vetterlein, Jr.	Director	March 8, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

4.1	Form of Stock Certificate of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 4.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.1	Eastern Insurance Holdings, Inc. Management Annual Incentive Plan (Incorporated by reference from Exhibit 10.3 to EIHI’s Current Report on Form 8-K filed on August 19, 2010) (*)

10.2	Employee Stock Ownership Plan of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 10.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1) (*)

10.4	Employment Agreement, as amended effective August 23, 2010, between Eastern Services Corporation and Michael L. Boguski (Incorporated by reference from Exhibit 10.2 to EIHI’s Current Report on Form 8-K filed on August 19, 2010) (*)

10.5	Employment Agreement, as amended effective December 17, 2008, between Eastern Services Corporation and Kevin M. Shook (Incorporated by reference from Exhibit 10.5 to EIHI’s Annual Report on Form 10-K for the year ended December 31, 2011) (*)

10.6	Employment Agreement, as amended effective December 17, 2008, between Eastern Services Corporation and Robert A. Gilpin (Incorporated by reference from Exhibit 10.6 to EIHI’s Annual Report on Form 10-K for the year ended December 31, 2011) (*)

10.7	Employment Agreement, as amended effective December 17, 2008, between Eastern Services Corporation and Suzanne M. Emmet (Incorporated by reference from Exhibit 10.7 to EIHI’s Annual Report on Form 10-K for the year ended December 31, 2011) (*)

10.8	Eastern Insurance Holdings, Inc. 2006 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to EIHI’s Registration Statement on Form S-8 filed on April 2, 2007) (*)

10.9	Amended and Restated Loan Agreement, effective December 21, 2011, between Eastern Insurance Holdings, Inc. and Fulton Bank, N.A. (Incorporated by reference from Exhibit 10.9 to EIHI’s Annual Report on Form 10-K for the year ended December 31, 2011)

14.1	Eastern Insurance Holdings, Inc. Code of Conduct and Ethics (Incorporated by reference from Exhibit 14 to EIHI’s Current Report on Form 8-K filed on February 14, 2008)

21.1	Subsidiaries of Eastern Insurance Holdings, Inc. (**)

23.1	Consent of PricewaterhouseCoopers LLP, dated March 8, 2013 (**)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (**)

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (**)

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (**)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

(*)	Denotes management contract or compensatory plan or arrangement.
(**)	Filed herewith

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule I—Summary of Investments—Other than

Investments in Related Parties as of December 31, 2012

Column A	Column B	Column C	Column D
Type of Investment	Cost	Market Value	Balance Sheet
	(Dollars in thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$19,780	$20,139	$20,139
States, municipalities and political subdivisions	42,942	45,150	45,150
Convertibles and bonds with warrants attached	18,207	19,747	19,747
All other corporate bonds	82,764	83,687	83,687

Total fixed maturities	163,693	168,723	168,723

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	20,462	23,200	23,200

Total equity securities	20,462	23,200	23,200

Other long-term investments	7,000	9,974	9,974

Total investments	$191,155	$201,897	$201,897

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Balance Sheets

December 31, 2012 and 2011

(In thousands, except share data)

	2012	2011
ASSETS
Investment in common stock of subsidiaries (1)	$116,636	$106,509
Cash and cash equivalents	595	575
Fixed income securities, at estimated fair value (amortized cost, $—; $1,415)	—	1,460
Equity securities, at estimated fair value (cost, $251; $251)	382	404
Intangible assets	4,331	5,137
Goodwill	10,752	10,752
Federal income taxes recoverable	—	176
Deferred tax asset, net	16	—
Other assets	6,011	5,742
Due from subsidiaries, net	—	43

Total assets	$138,723	$130,798

LIABILITIES
Accounts payable and accrued expenses	$2,645	$2,100
Federal income taxes payable	4	439
Due to subsidiaries, net	219	—

Total liabilities	2,868	2,539

EQUITY
Series A preferred stock, par value $0; authorized shares—5,000,000; no shares issued and outstanding	—	—
Common stock, par value $0, authorized shares—20,000,000; issued—11,927,714 and 11,786,014, respectively; outstanding—7,910,609 and 7,935,446, respectively	—	—
Unearned ESOP compensation	(2,616)	(3,364)
Additional paid-in capital	117,443	116,272
Treasury stock, at cost (4,017,105 and 3,850,568 shares, respectively)	(56,532)	(54,109)
Accumulated other comprehensive income:
Unrealized gains in investments, net of taxes	2,391	3,817
Unrecognized benefit plan gains, net of taxes	—	(1,267)
Retained Earnings	75,169	66,910

Total stockholders’ equity	135,855	128,259

Total liabilities and stockholders’ equity	$138,723	$130,798

(1)	Uses proportionate share of subsidiaries’ net assets method.

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statement of Earnings

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
REVENUE
Investment income, net of expenses	$1,072	$506	$380
Net realized investment gains	(562)	212	1,008

Total revenue	510	718	1,388

EXPENSES
Other expenses	3,106	3,858	4,203
Amortization of intangibles	806	1,026	1,284

Total expenses	3,912	4,884	5,487

Loss before income tax expense	(3,402)	(4,166)	(4,099)
Income tax benefit	(918)	(2,352)	(871)

Loss before equity in income of subsidiaries	(2,484)	(1,814)	(3,228)
Equity in income (loss) of subsidiaries	12,834	9,536	(5,957)

Net income (loss)	$10,350	$7,722	$(9,185)

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc.

Schedule II—Condensed Financial Information of Parent Company

Condensed Statements of Cash Flows

For the Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$10,350	$7,722	$(9,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of subsidiaries	(12,834)	(9,536)	5,957
Dividends from subsidiaries (1)	3,000	—	—
Gain on sale of investments	562	(212)	(1,008)
Stock compensation	1,904	2,524	2,148
Intangible asset amortization	806	1,026	1,284
Deferred income tax provision	(212)	(301)	(272)
Other	(527)	(172)	(102)

Net cash provided by (used in) operating activities	3,049	1,051	(1,178)

Cash flows from investing activities:
Purchase of fixed income securities	—	(1,272)	(25,684)
Purchase of equity securities	—	—	(9)
Proceeds from sale of fixed income securities	1,453	16,242	8,330
Proceeds from maturities/calls of fixed income securities	17	718	213
Merger of Eastern Holding Company. Ltd. into EIHI	—	—	136
Capital contributions to subsidiaries	—	(2,387)	(2,658)
Sale of Eastern Life	—	—	32,352

Net cash provided by (used in) investing activities	1,470	13,301	12,680
Cash flows from financing activities:
Repurchase of common stock	(2,423)	(13,274)	(8,169)
Shareholder dividends	(2,091)	(2,176)	(2,489)
Tax expense related to equity awards	15	24	23

Net cash used in financing activities	(4,499)	(15,426)	(10,635)

Net (decrease) increase in cash and cash equivalents	20	(1,074)	867
Cash and cash equivalents at beginning of period	575	1,649	782

Cash and cash equivalents at end of period	$595	$575	$1,649

Cash received during the year for:
Income taxes	$936	$1,896	$900

(1)	During 2012, Eastern Alliance Insurance Company paid a dividend of $3,000 to EIHI that was used primarily to fund the payment of EIHI’s operating expenses and shareholder dividends.

See accompanying notes to consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule III—Supplementary Schedule Information

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, and Loss Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue
December 31, 2012
Workers’ compensation insurance	$5,337	$89,227	$58,958	$—	$127,499
Segregated portfolio cell reinsurance	4,160	28,295	14,817	—	32,115
Corporate and other	—	206	—	—	—

Total	$9,497	$117,728	$73,775	$—	$159,614

December 31, 2011
Workers’ compensation insurance	$5,428	$81,109	$49,974	$—	$103,668
Segregated portfolio cell reinsurance	3,778	24,762	13,458	—	28,505
Corporate and other	—	206	—	—	—

Total	$9,206	$106,077	$63,432	$—	$132,173

December 31, 2010
Workers’ compensation insurance	$4,443	$68,911	$41,629	$—	$84,447
Segregated portfolio cell reinsurance	3,278	26,190	11,856	—	24,705
Corporate and other	—	862	—	—	—

Total	$7,721	$95,963	$53,485	$—	$109,152

	Column G	Column H	Column I	Column J	Column K
	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DPAC	Other Operating Expenses	Premiums Written
December 31, 2012
Workers’ compensation insurance	$3,127	$84,582	$5,163	$27,472	$136,484
Segregated portfolio cell reinsurance	438	20,808	3,746	6,234	33,474
Corporate and other	317	—	—	4,162	—

Total	$3,882	$105,390	$8,909	$37,868	$169,958

December 31, 2011
Workers’ compensation insurance	$3,317	$67,802	$4,223	$20,987	$112,014
Segregated portfolio cell reinsurance	420	15,920	3,278	5,723	30,107
Corporate and other	(39)	—	—	6,763	—

Total	$3,698	$83,722	$7,501	$33,473	$142,121

December 31, 2010
Workers’ compensation insurance	$2,421	$59,275	$3,468	$18,318	$91,107
Segregated portfolio cell reinsurance	556	18,299	3,019	4,785	25,514
Corporate and other	388	—	—	6,051	—

Total	$3,365	$77,574	$6,487	$29,154	$116,621

Eastern Insurance Holdings, Inc. and Subsidiaries

Schedule IV—Reinsurance

For the years ended December 31, 2012, 2011 and 2010

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums Earned
For the year ended December 31, 2012 Property and liability insurance	$136,522	$15,984	$39,076	$159,614	$24.5%
For the year ended December 31, 2011 Property and liability insurance	$113,612	$14,660	$33,221	$132,173	$25.1%
For the year ended December 31, 2010 Property and liability insurance	$90,414	$10,594	$29,332	$109,152	$26.9%

Eastern Insurance Holdings, Inc.

Schedule VI—Supplemental Information

For the year ended December 31, 2012

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adj. Expenses	Discount if any Deducted in Column C	Unearned Premiums	Net Earned Premiums	Net Investment Income
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2012	$9,497	$117,728	$6,503	$73,775	$159,614	$3,638
Year ended December 31, 2011	9,206	106,077	5,723	63,432	132,173	3,758
Year ended December 31, 2010	7,721	95,963	4,633	53,485	109,152	2,977

	Column H Losses and LAE Incurred		Column I	Column J	Column K
	Current Period	Prior Year	Amortization of DPAC	Paid Losses and Adjustment Expenses	Net Written Premiums
	(Dollars in thousands)
Consolidated property-casualty entities:
Year ended December 31, 2012	$105,477	$(87)	$8,909	$97,018	$169,958
Year ended December 31, 2011	84,723	(1,001)	7,501	77,549	142,121
Year ended December 31, 2010	76,794	780	6,487	70,472	116,621