Form 10-Q
period 2013-03-31
Eastern Insurance Holdings, Inc.
filed 2013-05-02
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2013,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of May 1, 2013
Common Stock, No Par Value	7,910,609 (Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $148,418; $145,486)	$151,345	$148,976
Convertible bonds, at estimated fair value (amortized cost, $20,992; $18,207)	23,067	19,747
Equity securities, at estimated fair value (cost, $20,690; $20,462)	25,587	23,200
Other long-term investments, at estimated fair value (cost, $8,000; $7,000)	11,417	9,974

Total investments	211,416	201,897
Cash and cash equivalents	45,657	48,075
Accrued investment income	997	858
Premiums receivable (net of allowance, $225; $225)	81,647	67,525
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	20,006	19,676
Deferred acquisition costs	11,022	9,497
Deferred income taxes, net	4,103	3,239
Intangible assets	4,170	4,331
Goodwill	10,752	10,752
Other assets	16,166	14,902

Total assets	$405,936	$380,752

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$120,773	$117,728
Unearned premium reserves	90,817	73,775
Advance premium	134	672
Accounts payable and accrued expenses	19,694	23,540
Ceded reinsurance balances payable	11,366	9,273
Segregated portfolio cell dividend payable	19,080	17,354
Policyholder dividends payable	2,428	2,312
Federal income taxes payable	1,911	243

Total liabilities	266,203	244,897

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,927,714 and 11,927,714, respectively; outstanding—7,910,609 and 7,910,609, respectively	—	—
Unearned ESOP compensation	(2,432)	(2,616)
Additional paid in capital	117,837	117,443
Treasury stock, at cost (4,017,105 and 4,017,105 shares, respectively)	(56,532)	(56,532)
Retained earnings	77,699	75,169
Accumulated other comprehensive income, net	3,161	2,391

Total shareholders’ equity	139,733	135,855

Total liabilities and shareholders’ equity	$405,936	$380,752

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2013 and 2012

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
REVENUE
Net premiums earned	$42,344	$36,486
Net investment income	703	950
Change in equity interest in limited partnerships	443	330
Net realized investment gains	842	1,691
Other revenue	69	84

Total revenue	44,401	39,541

EXPENSES
Losses and loss adjustment expenses incurred	26,552	22,915
Acquisition and other underwriting expenses	5,434	5,432
Other expenses	6,868	5,687
Amortization of intangibles	160	202
Policyholder dividend expense	247	183
Segregated portfolio dividend expense	629	996

Total expenses	39,890	35,415

Income before income taxes	4,511	4,126
Income tax expense from continuing operations	1,277	1,204

Net income from continuing operations	$3,234	$2,922

Other comprehensive income:
Unrealized holding gains arising during period, net of tax of $540 and $492	1,003	914
Amortization of unrecognized benefit plan amounts, net of tax of $4 and $3	7	4

Less: Reclassification adjustment for gains included in net income, net of tax of $130 and $71	240	138

Other comprehensive income	770	780

Comprehensive income	$4,004	$3,702

EARNINGS PER SHARE (SEE NOTE 3):
Net income	$3,234	$2,922
Basic earnings per share	$0.42	$0.38
Diluted earnings per share	$0.42	$0.37

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2013 and 2012

(Unaudited, in thousands, except share data)

Three Months Ended March 31, 2013

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss), Net of Taxes	Total
Balance, January 1, 2013	—	7,910,609	$—	$(2,616)	$117,443	$(56,532)	$75,169	$2,391	$135,855
ESOP shares released	—	—	—	184	146	—	—	—	330
Equity awards	—	—	—	—	197	—	—	—	197
Tax benefit related to stock compensation	—	—	—	—	51	—	8	—	59
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Shareholder dividend	—	—	—	—	—	—	(712)	—	(712)
Net income	—	—	—	—	—	—	3,234	—	3,234
Other comprehensive income, net of tax	—	—	—	—	—	—	—	770	770

Balance, March 31, 2013	—	7,910,609	$—	$(2,432)	$117,837	$(56,532)	$77,699	$3,161	$139,733

Three Months Ended March 31, 2012

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss), Net of Taxes	Total
Balance, January 1, 2012	—	7,935,446	$—	$(3,364)	$116,272	$(54,109)	$66,910	$2,550	$128,259
ESOP shares released	—	—	—	186	80	—	—	—	266
Equity awards	—	128,700	—	—	120	—	—	—	120
Tax benefit related to stock compensation	—	—	—	—	3	—	—	—	3
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Shareholder dividend	—	—	—	—	—	—	(564)	—	(564)
Net income	—	—	—	—	—	—	2,922	—	2,922
Other comprehensive income, net of tax	—	—	—	—	—	—	—	780	780

Balance, March 31, 2012	—	8,064,146	$—	$(3,178)	$116,475	$(54,109)	$69,268	$3,330	$131,786

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited, in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$3,234	$2,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215	191
Net amortization of bond premium/discount	530	264
Net realized investment gains	(919)	(1,691)
Change in equity interest in limited partnerships	(443)	(330)
Deferred tax benefit	(1,149)	(212)
Stock compensation expense	527	386
Intangible asset amortization	160	202
Changes in assets and liabilities:
Accrued investment income	(139)	(40)
Premiums receivable	(14,122)	(12,306)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(330)	(3,334)
Deferred acquisition costs	(1,525)	(750)
Other assets	(1,194)	(1,408)
Reserves for unpaid losses and loss adjustment expenses	3,045	1,696
Unearned and advance premium	16,504	14,566
Ceded reinsurance balances payable	2,093	1,575
Accounts payable and accrued expenses	(3,835)	(2,994)
Federal income taxes recoverable/payable	1,668	911
Policyholder dividends payable	116	(19)
Segregated portfolio cell dividend payable	1,076	534

Net cash provided by operating activities	5,512	163

Cash flows from investing activities:
Purchase of fixed income securities	(18,494)	(11,631)
Purchase of equity securities	(357)	(3,881)
Purchase of other long-term investments	(1,000)	—
Proceeds from sale of fixed income securities	3,942	4,857
Proceeds from maturities/calls of fixed income securities	8,779	3,921
Proceeds from the sale of equity securities	138	5,023
Purchase of equipment	(285)	(199)

Net cash used in investing activities	(7,277)	(1,910)

Cash flows from financing activities:
Shareholder dividend	(712)	(564)
Tax benefit related to stock compensation	59	3

Net cash used in financing activities	(653)	(561)

Net decrease in cash and cash equivalents	(2,418)	(2,308)
Cash and cash equivalents, beginning of period	48,075	52,448

Cash and cash equivalents, end of period	$45,657	$50,140

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, being normal, recurring adjustments, necessary for a fair statement of the financial position and results of operations of the Company for the periods presented have been included. The results of operations for an interim period are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission on March 8, 2013.

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

Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Net income for basic and diluted earnings per share	$3,234	$2,922
Less: Dividends declared – common and unvested restricted share units	(712)	(564)

Undistributed earnings	2,522	2,358
Percent allocated to common shareholders	98.5%	98.2%

	2,484	2,316
Add: Dividends declared – common shares	701	554

	$3,185	$2,870

Denominator for basic earnings per share	7,528,209	7,603,017
Effect of dilutive securities	13,678	126,471

Denominator for diluted earnings per common share	7,541,887	7,729,488

Basic earnings per share	$0.42	$0.38
Diluted earnings per share	$0.42	$0.37
Cash dividends per share	$0.09	$0.07

The following table provides a summary of the equity awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive (unaudited):

	Three Months Ended March 31,
	2013	2012
Total outstanding equity awards	1,424,875	1,403,372
Dilutive equity awards	13,678	126,471

Equity awards excluded from earnings per share calculation	1,411,197	1,276,901

4. Fair Value Measurements

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheets as of March 31, 2013 and December 31, 2012:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of March 31, 2013 and December 31, 2012, excluding the segregated portfolio cell reinsurance segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	3/31/2013	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$15,407	$9,189	$6,218	$—
States, municipalities, and political subdivisions	44,608	—	44,608	—
Corporate securities	16,600	—	16,600	—
Residential mortgage-backed securities	27,040	—	27,040	—
Commercial mortgage-backed securities	165	—	165	—
Collateralized mortgage obligations	16,244	—	16,244	—
Other structured securities	1,020	—	1,020	—
Convertible bonds	23,067	—	23,067	—
Equity securities—available for sale	17,324	17,324	—	—

Total	$161,475	$26,513	$134,962	$—

		Fair Value Measurements at Reporting Date Using
	12/31/2012	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$15,865	$10,743	$5,122	$—
States, municipalities, and political subdivisions	45,150	—	45,150	—
Corporate securities	10,285	—	10,285	—
Residential mortgage-backed securities	28,434	—	28,434	—
Commercial mortgage-backed securities	167	—	167	—
Collateralized mortgage obligations	17,122	—	17,122	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	19,747	—	19,747	—
Equity securities—available for sale	15,588	15,588	—	—

Total	$153,381	$26,331	$127,050	$—

There were no transfers between Level 1 and Level 2 securities for the three months ended March 31, 2013.

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company did not adjust security prices during the three months ended March 31, 2013 and 2012. Management has controls in place to validate the reasonableness of fair values provided by the independent pricing service, including testing the fair value of a sample of securities on a quarterly basis by comparing fair values from different pricing sources. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities.

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

The Company’s equity securities consist primarily of exchange traded funds and equity securities of natural gas companies for which there is an active market and quoted market prices; therefore, the Company has classified its equity securities as Level 1 securities. The estimated fair values of the Company’s exchange traded funds are based on published net asset value (“NAV”) per share.

The estimated fair value of the Company’s equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, as of March 31, 2013 and December 31, 2012, by investment strategy and/or industry, are as follows (in thousands):

	2013	2012
Large growth fund	$3,439	$3,156
Foreign large blend fund	575	554
Diversified emerging markets fund	877	911
Large value fund	7,838	7,062
Foreign large value fund	387	378
Foreign large growth fund	1,984	1,881
Natural gas industry	1,493	1,263
Financial institutions	433	383
Other	298	—

Total	$17,324	$15,588

Other long-term investments include the Company’s interest in various limited partnerships, including a low volatility multi-strategy fund of funds, a structured finance opportunity fund, and an open-ended investment fund. The Company records its investment in the limited partnerships using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnerships’ NAV. Changes in the Company’s investments are based on statements received directly from the limited partnership and/or the limited partnership’s administrator. The estimated fair values of the underlying investments in the limited partnerships may be based on Level 1, Level 2, or Level 3 inputs, or a combination thereof.

As of March 31, 2013 and December 31, 2012, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	2013	2012
Multi-strategy fund of funds	$7,336	$6,063
Structured finance opportunity fund	3,420	3,278
Open-ended investment fund	661	633

Total	$11,417	$9,974

The activity in the Company’s limited partnership investments for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$9,974	$10,209
Contributions	1,000	—
Withdrawals	—	—
Unrealized change in interest	443	330

Balance, end of period	$11,417	$10,539

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

5. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$18,933	$284	$(5)	$19,212
States, municipalities, and political subdivisions	42,626	2,003	(21)	44,608
Corporate securities	42,815	251	(10)	43,056
Residential mortgage-backed securities	26,789	385	(134)	27,040
Commercial mortgage-backed securities	150	15	—	165
Collateralized mortgage obligations	16,105	180	(41)	16,244
Other structured securities	1,000	20	—	1,020

Total fixed income securities	148,418	3,138	(211)	151,345
Equity securities	20,690	4,977	(80)	25,587

Total fixed income and equity securities	$169,108	$8,115	$(291)	$176,932

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$19,780	$364	$(5)	$20,139
States, municipalities, and political subdivisions	42,942	2,239	(31)	45,150
Corporate securities	36,624	321	(4)	36,941
Residential mortgage-backed securities	27,983	481	(30)	28,434
Commercial mortgage-backed securities	148	19	—	167
Collateralized mortgage obligations	17,009	172	(59)	17,122
Other structured securities	1,000	23	—	1,023

Total fixed income securities	145,486	3,619	(129)	148,976
Equity securities	20,462	2,877	(139)	23,200

Total fixed income and equity securities	$165,948	$6,496	$(268)	$172,176

Corporate securities include an investment in a fixed income mutual fund with a cost and estimated fair value of $34,445 and $34,449, respectively, as of March 31, 2013. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include two asset-backed securities collateralized by auto loan receivables and one security in an equipment trust made up of fixed retail installment contracts and retail installment loans.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	Less Than 12 Months			12 Months or More			Total
March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
U.S. Treasuries and government agencies	$2,196	$(5)	4	$—	$—	—	$2,196	$(5)	4
States, municipalities, and political subdivisions	2,133	(21)	9	—	—	—	2,133	(21)	9

Corporate securities	16	(1)	1	—	—	—	16	(1)	1

Residential mortgage-backed securities	15,275	(134)	16	—	—	—	15,275	(134)	16

Collateralized mortgage obligations	7,238	(39)	12	95	(2)	2	7,333	(41)	14

Total fixed income securities	26,858	(200)	42	95	(2)	2	26,953	(202)	44

Equity Securities	1,395	(80)	6	—	—	—	1,395	(80)	6

Total fixed income and equity securities	$28,253	$(280)	48	$95	$(2)	2	$28,348	$(282)	50

	Less Than 12 Months			12 Months or More			Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
U.S. Treasuries and government agencies	$594	$(5)	1	$—	$—	—	$594	$(5)	1
States, municipalities, and political subdivisions	3,922	(31)	17	—	—	—	3,922	(31)	17

Residential mortgage-backed securities	11,922	(30)	10	—	—	—	11,922	(30)	10

Collateralized mortgage obligations	4,943	(56)	9	122	(3)	2	5,065	(59)	11

Total fixed income securities	21,381	(122)	37	122	(3)	2	21,503	(125)	39

Equity Securities	1,034	(135)	11	—	—	—	1,034	(135)	11

Total fixed income and equity securities	$22,415	$(257)	48	$122	$(3)	2	$22,537	$(260)	50

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

Management has evaluated the unrealized losses related to its fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of March 31, 2013.

Management has evaluated the unrealized losses related to its equity securities and determined that they are primarily related to the current market conditions and not due to underlying issues related to the issuer or the industry in which the issuer operates. The equity securities have been in an unrealized loss position for less than twelve months and none of the securities had an estimated fair value less than 80% of its cost basis. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of March 31, 2013.

The Company did not recognize any other-than-temporary impairments for the three months ended March 31, 2013 and 2012.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$117,728	$106,077
Reinsurance recoverables on unpaid losses and LAE	15,084	11,805

Net balance, beginning of period	102,644	94,272
Incurred related to:
Current year	26,487	22,507
Prior year	65	408

Total incurred	26,552	22,915
Paid related to:
Current year	3,899	3,226
Prior year	19,290	19,873

Total paid	23,189	23,099

Net balance, end of period	106,007	94,088
Reinsurance recoverables on unpaid losses and LAE	14,766	13,685

Balance, end of period	$120,773	$107,773

Incurred losses by segment were as follows for the three months ended March 31, 2013 and 2012, respectively (in thousands):

Three Months Ended March 31, 2013

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$21,757	$6,243	$28,000
Current period discount	(1,277)	(236)	(1,513)
Prior year, gross of discount	—	(1,211)	(1,211)
Accretion of prior period discount	1,046	230	1,276

Total incurred	$21,526	$5,026	$26,552

Three Months Ended March 31, 2012

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$18,849	$4,921	$23,770
Current period discount	(1,052)	(211)	(1,263)
Prior year, gross of discount	—	(566)	(566)
Accretion of prior period discount	769	205	974

Total incurred	$18,566	$4,349	$22,915

For the three months ended March 31, 2013, the estimates of ultimate losses and LAE for prior accident periods produced from our actuarial methods were reasonably consistent with the estimates we prepared as of December 31, 2012, and therefore we have not changed our best estimate of these amounts. Accordingly, the Company did not recognize any development on prior accident period workers compensation insurance reserves for the three months ended March 31, 2013.

The Company recognized favorable development in its segregated portfolio cell reinsurance segment of $1,211 for the three months ended March 31, 2013, compared to favorable development of $566 for the same period in 2012. The favorable development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred, and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

7. Segment Information

The Company currently operates in three business segments.

Workers’ Compensation Insurance

The Company offers traditional workers’ compensation insurance coverage to employers, primarily in the Mid-Atlantic, Southeast, Midwest and Gulf South regions of the United States. The Company’s workers’ compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs.

Net premiums earned in the workers’ compensation insurance segment for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Guaranteed cost policies	$25,525	$22,072
Dividend policies	4,638	4,297
Deductible policies	1,853	1,492
Retrospectively-rated policies	1,619	1,135

Total	$33,635	$28,996

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

The following table provides the fee revenue generated by the segregated portfolio cell reinsurance segment that is included in the Company’s workers’ compensation insurance and corporate/other segments for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Workers’ compensation insurance segment	$2,172	$1,830
Corporate/other segment	112	126

Total	$2,284	$1,956

The fee revenue earned by the workers’ compensation insurance and corporate/other segments is included in acquisition and other underwriting expenses in the consolidated statements of operations and comprehensive income (loss).

The Company is a preferred shareholder in certain of the segregated portfolio cells. For those segregated portfolio cells in which the Company participates, the Company shares in the operating and investment results of those cells and recognizes its share of the segregated portfolio dividend in the consolidated statements of operations and comprehensive income.

The Company’s share of the segregated portfolio dividend, which is included in the corporate/other segment, was as follows for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Segregated portfolio dividend income	$450	$289

Corporate/Other

The corporate/other segment primarily includes the expenses of EIHI, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of March 31, 2013. The corporate/other segment also included the Company’s interest in a segregated portfolio cell with an unaffiliated primary carrier that wrote insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the SprinklerPro contract on a run-off basis effective April 1, 2009. The Company commuted the SprinklerPro contract during the second quarter of 2012. Net investment income for the three months ended March 31, 2012 includes a reduction of $5 related to a decrease in the Company’s interest in SprinklerPro.

The following table represents the segment results for the three months ended March 31, 2013 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$33,635	$8,709	$—	$42,344
Net investment income	581	75	47	703
Change in equity interest in limited partnerships	351	—	92	443
Net realized investment gains	828	10	4	842
Other revenue	—	—	69	69

Total revenue	35,395	8,794	212	44,401

Expenses:
Losses and LAE incurred	21,526	5,026	—	26,552
Acquisition and other underwriting expenses	2,963	2,583	(112)	5,434
Other expenses	5,650	88	1,130	6,868
Amortization of intangibles	—	—	160	160
Policyholder dividend expense	229	18	—	247
Segregated portfolio dividend expense	—	1,079	(450)	629

Total expenses	30,368	8,794	728	39,890

Income before income taxes	5,027	—	(516)	4,511
Income tax expense (benefit)	1,569	—	(292)	1,277

Net income (loss)	$3,458	$—	$(224)	$3,234

Total assets	$360,147	$75,284	$(29,495)	$405,936

The following table represents the segment results for the three months ended March 31, 2012 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$28,996	$7,490	$—	$36,486
Net investment income	798	88	64	950
Change in equity interest in limited partnerships	259	—	71	330
Net realized investment gains	1,204	460	27	1,691
Other revenue	—	—	84	84

Total revenue	31,257	8,038	246	39,541

Expenses:
Losses and LAE incurred	18,566	4,349	—	22,915
Acquisition and other underwriting expenses	3,266	2,292	(126)	5,432
Other expenses	4,559	98	1,030	5,687
Amortization of intangibles	—	—	202	202
Policyholder dividend expense	169	14	—	183
Segregated portfolio dividend expense	—	1,285	(289)	996

Total expenses	26,560	8,038	817	35,415

Income before income taxes	4,697	—	(571)	4,126
Income tax expense (benefit)	1,549	—	(345)	1,204

Net income (loss)	$3,148	$—	$(226)	$2,922

Total assets	$323,420	$66,342	$(25,127)	$364,635

8. Segregated Portfolio Cell Reinsurance Segment

The segregated portfolio cell reinsurance segment’s assets and liabilities as of March 31, 2013 and December 31, 2012, which are included in the Company’s consolidated balance sheets, were as follows:

	March 31 2013	December 31, 2012
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $30,259; $30,874)	$30,260	$30,931
Equity securities, at estimated fair value (cost, $6,988; $7,043)	8,263	7,612

Total investments	38,523	38,543
Cash and cash equivalents	2,073	1,495
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	4,738	4,716
Deferred acquisition costs	5,507	4,160
Other assets	5,349	4,361
Due from affiliates, net	19,094	12,803

Total assets	$75,284	$66,078

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$29,087	$28,295
Unearned premium reserves	21,253	14,817
Accounts payable and accrued expenses	31	3
Segregated portfolio cell dividend payable	19,080	17,353
Policyholder dividends payable	139	150
Due to affiliates, net	5,667	5,435

Total liabilities	75,257	66,053

SHAREHOLDERS’ EQUITY
Preferred stock outstanding	27	25

Total shareholders’ equity	27	25

Total liabilities and shareholders’ equity	$75,284	$66,078

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

The arbitration proceedings initiated by the Company against AIG Companies are on-going and there has been no further action in 2013 related to the arbitration process.

It is reasonably possible that the final outcome of the arbitration could go against the Company, which could result in a material, adverse effect on the Company’s results of operations and financial condition.

Eastern Alliance Insurance Co. v. Managepoint, LLC, d/b/a Management 2000 Group, Inc., a/k/a Management, Inc.

Eastern Alliance brought this action against Managepoint, Inc., Managepoint, LLC, and Management 2000 Group, Inc. (collectively, the “Defendants”) to recover amounts due and owing under five workers’ compensation deductible insurance policies issued to the Defendants. As of March 31, 2013, the aggregate amount due and unpaid for claims under the policies was approximately $265, all of which has been reserved for. In addition, there are outstanding claim reserves totaling approximately $270 under the policies as of March 31, 2013. Eastern Alliance seeks recovery of all amounts presently due, together with amounts which will have accrued and become due and owing as of the time of trial.

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

10. Subsequent Events

Management performed an evaluation of subsequent events through the issuance date of the consolidated financial statements and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements of Eastern Insurance Holdings, Inc. (the “Company”) and the related notes thereto included in Item 1 of this Part 1. The information contained in this quarterly report is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. You should carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 8, 2013.

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

•	the effects of mergers, acquisitions and dispositions;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	changes in the underwriting criteria that we use resulting from competitive pressures;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported earnings that could result from the adoption of future accounting standards issued by the FASB or other standard setting bodies;

•	our inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results including, without limitation, the AIG Arbitration and Managepoint litigation; and

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

Overview

The Company reported net income of $3.2 million for the three months ended March 31, 2013, compared to net income of $2.9 million for the same period in 2012. The Company’s consolidated combined ratio was 92.7% for the three months ended March 31, 2013, compared to 94.3% for the same period in 2012.

The Company’s results of operations for the three months ended March 31, 2013, when compared to the same period in 2012, primarily reflect the following:

•

An increase in net premiums earned, which primarily reflects new business of $11.7 million, renewal rate increases of 7.0% and an increase in the renewal retention rate from 84.7% in 2012 to 90.3% in 2013. These increases were partially offset by a decrease in audit premium from customers, which totaled $424,000 in 2013, compared to $884,000 in 2012.

•

A decrease in net investment income, which primarily reflects the impact of amortization in the convertible bond portfolio during the first quarter of 2013. Certain convertible bonds in the Company’s convertible bond portfolio were purchased at a high premium to par value with a relatively short maturity, resulting in a significant quarterly amortization charge. The premium paid for these convertible bonds reflects the value of the underlying common stock of the issuer for which the Company can convert the bonds to the issuer’s common stock at a future date.

•

An increase in the Company’s interest in its limited partnership investments. The Company’s interest increased in each of its investments during the first quarter of 2013. The Company invested an additional $1.0 million in the multi-strategy fund of funds in March 2013.

•

A decrease in net realized investment gains, which primarily reflects a decrease in the impact of the change in fair value of the Company’s convertible bond portfolio. The convertible bond portfolio’s estimated fair value increased $458,000 in 2013, compared to $1.0 million in 2012.

•	A decrease in the consolidated expense ratio, from 31.0% in 2012 to 29.4% in 2013. The decrease in the expense ratio primarily reflects the increase in net premiums earned.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance and segregated portfolio cell reinsurance, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of March 31, 2013, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of March 31, 2013 and December 31, 2012, the Company’s reserves for unpaid losses and LAE were reduced by $6.8 million and $6.5 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and corporate/other segments as of March 31, 2013 (unaudited) and December 31, 2012 are summarized below (in thousands):

March 31, 2013	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate / Other	Total
Case reserves and unallocated LAE reserves	$47,233	$10,535	$—	$57,768
Case incurred development and IBNR	40,008	14,800	206	55,014
Amount of discount	(5,508)	(1,267)	—	(6,775)

Net reserves before reinsurance recoverables	81,733	24,068	206	106,007
Reinsurance recoverables on unpaid losses and LAE	9,747	5,019	—	14,766

Reserves for unpaid losses and LAE	$91,480	$29,087	$206	$120,773

December 31, 2012	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate / Other	Total
Case reserves and unallocated LAE reserves	$42,376	$8,986	$—	$51,362
Case incurred development and IBNR	42,042	15,537	206	57,785
Amount of discount	(5,277)	(1,226)	—	(6,503)

Net reserves before reinsurance recoverables	79,141	23,297	206	102,644
Reinsurance recoverables on unpaid losses and LAE	10,086	4,998	—	15,084

Reserves for unpaid losses and LAE	$89,227	$28,295	$206	$117,728

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at estimated fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than- temporary,” such investment is written down to its fair value at the balance sheet date. The amount written down is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss). Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. There were no other-than-temporary impairments for the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, the Company held equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $80,000, none of which were in an unrealized loss position for more than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of March 31, 2013. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

As of March 31, 2013, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $202,000, of which $2,000 were in an unrealized loss position for more than twelve months. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of March 31, 2013. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of March 31, 2013 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30.

We did not evaluate goodwill for impairment as of March 31, 2013 as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since September 30, 2012.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of March 31, 2013, the Company recorded a net deferred tax asset of $4.1 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of March 31, 2013, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $10.2 million and $10.8 million as of March 31, 2013 and December 31, 2012, respectively. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes.

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

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three months ended March 31, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended March 31,
	2013	2012
Net premiums written	$59,386	$51,617

Net premiums earned	$42,344	$36,486
Net investment income	703	950
Change in equity interest in limited partnerships	443	330
Net realized investment gains	842	1,691
Other revenue	69	84

Consolidated revenue	$44,401	$39,541

The increase in consolidated revenue from 2012 to 2013 primarily reflects the following:

•	An increase in net premiums earned as a result of new business writings, renewal rate increases of 7.0%, and an increase in the renewal retention rate, partially offset by a decrease in audit premium.

•	An increase in the Company’s limited partnership interests.

•

The increase in net premiums earned and the limited partnership interests was partially offset by a decrease in net investment income and net realized investment gains. Net investment income reflects the impact of amortization in the convertible bond portfolio, while the decrease in net realized investment gains primarily reflects a decrease in the impact of the change in the estimated fair value of the convertible bond portfolio from 2012 to 2013.

The components of consolidated net income from continuing operations, by segment, for the three months ended March 31, 2013 and 2012 were as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2013	2012
Workers’ compensation insurance	$3,458	$3,148
Segregated portfolio cell reinsurance	—	—
Corporate/other	(224)	(226)

Consolidated net income	$3,234	$2,922

The increase in consolidated net income primarily reflects an increase in net premiums earned and an improvement in the expense ratio in the workers’ compensation insurance segment from 2012 to 2013.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three months ended March 31, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Direct premiums written	$62,971	$55,659
Reinsurance premiums assumed	939	535
Ceded premiums written (1)	(19,669)	(16,757)

Net premiums written	44,241	39,437
Change in unearned premiums	(10,606)	(10,441)

Net premiums earned	33,635	28,996
Net investment income	581	798
Change in equity interest in limited partnerships	351	259
Net realized investment gains	828	1,204

Total revenue	35,395	31,257

Expenses:
Losses and LAE incurred	21,526	18,566
Acquisition and other underwriting expenses	2,963	3,266
Other expenses	5,650	4,559
Policyholder dividend expense	229	169

Total expenses	30,368	26,560

Income before income taxes	5,027	4,697
Income tax expense	1,569	1,549

Net income	$3,458	$3,148

(1)	Ceded premiums written include premiums ceded to the segregated portfolio cell reinsurance segment of $16,308 and $13,190 for the three months ended March 31, 2013 and 2012, respectively.

The workers’ compensation insurance ratios were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Loss and LAE ratio	64.0%	64.0%
Expense ratio	25.6%	27.0%
Policyholder dividend expense ratio	0.7%	0.6%

Combined ratio	90.3%	91.6%

Premiums

The increase in direct premiums written primarily reflects new business sales $11.7 million, renewal rate increases of 7.0% and an increase in the renewal retention rate, partially offset by a decrease in audit premium from customers. For the three months ended March 31, 2013, the Company recognized audit premium from customers totaling $424,000, in the aggregate, related to its traditional and alternative market books of business, compared to audit premium from customers of $884,000 for the same period in 2012. The Company’s traditional book of business recognized audit premium from customers of $175,000 for the three months ended March 31, 2013, compared to audit premium from customers of $1.1 million for the same period in 2012. The renewal retention rate increased from 84.7% in 2012 to 90.3% in 2013. The 2012 renewal retention reflects the loss of a few large accounts in the first quarter of 2012.

Net Investment Income

The decrease in net investment income primarily reflects the impact of amortization in the convertible bond portfolio in the first quarter of 2013 and a decrease in the average yield on the fixed income portfolio. The average yield on the fixed income portfolio was 2.37% as of March 31, 2013, compared to 2.97% as of March 31, 2012.

Net Realized Investment Gains

The decrease in net realized investment gains from 2012 to 2013 primarily reflects the impact of the change in the estimated fair value of the Company’s convertible bond portfolio.

Losses and LAE

The calendar period loss ratio remained consistent from 2012 to 2013. Audit premium reduced the loss ratio by 0.3 percentage points in 2013, compared to 2.5 percentage points in 2012. There was no prior year reserve development in 2013 or 2012.

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio was 8.8% and 11.3% for the three months ended March 31, 2013 and 2012, respectively. The decrease in the ratio primarily reflects the amortization of deferred acquisition costs (“DAC”) in the first quarter of 2012 and the impact of fees generated by the segregated portfolio cell reinsurance segment. DAC amortization as a percent of net premiums earned was higher in the first quarter of 2012 as a result of a change in the accounting for the deferral of acquisition costs effective January 1, 2012. Fees generated by the segregated portfolio cell reinsurance segment totaled $2.2 million in 2013, compared to $1.8 million in 2012.

The other expense ratio was 16.8% and 15.7% for the three months ended March 31, 2013 and 2012, respectively. The increase in the other expense ratio primarily reflects legal fees related to the Managepoint litigation, expenses incurred related to the Pennsylvania and Indiana Insurance Departments’ financial examination, start-up costs related to the Company’s Gulf South region, and costs related to the establishment of the Company’s internal medical case management and utilization review operations.

Policyholder Dividends

The increase in the policyholder dividend expense primarily reflects the underlying loss experience of dividend paying policies. For the three months ended March 31, 2013 and 2012, 7.9% and 8.8%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate was 31.2% for the three months ended March 31, 2013, compared to an effective tax rate of 33.0% for the same period in 2012. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities and the tax benefit associated with workers’ compensation insurance business ceded to Eastern Re.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three months ended March 31, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Reinsurance premiums assumed	$16,308	$13,190
Ceded premiums written	(1,163)	(1,010)

Net premiums written	15,145	12,180
Change in unearned premiums	(6,436)	(4,690)

Net premiums earned	8,709	7,490
Net investment income	75	88
Net realized investment gains	10	460

Total revenue	8,794	8,038

Expenses:
Losses and LAE incurred	5,026	4,349
Acquisition and other underwriting expenses	2,583	2,292
Other expenses	88	98
Policyholder dividend expense	18	14
Segregated portfolio dividend expense (1)	1,079	1,285

Total expenses	8,794	8,038

Net income (1)	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the results of operations of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE, acquisition and other underwriting expenses, other expense and policyholder dividend expense is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Loss and LAE ratio	57.7%	58.1%
Expense ratio	30.7%	31.9%
Policyholder dividend expense ratio	0.2%	0.2%

Combined ratio	88.6%	90.2%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business sales of $2.0 million, renewal rate increases of 6.3%, an increase in the renewal retention rate, and an increase in audit premium. For the three months ended March 31, 2013, the Company recognized audit premium from customers totaling $249,000, compared to audit premium returned to customers of $195,000 for the same period in 2012. The renewal retention rate increased from 94.4% in 2012 to 96.7% in 2013.

Net Investment Income

Net investment income reflects income earned on the segregated portfolio cells’ investments in fixed income and equity mutual funds.

Net Realized Investment Gains

Net realized investment gains for the three months ended March 31, 2012 primarily reflect the sale of individual equity securities in the first quarter of 2012. The proceeds from the sale of the equity securities were used to purchase equity mutual funds.

Losses and LAE

The decrease in the calendar period loss and LAE ratio primarily reflects an increase in favorable loss development on prior accident periods and the impact of audit premium. Favorable loss reserve development totaled $1.2 million and $566,000 for the three months ended March 31, 2013 and 2012, respectively. Audit premium from customers decreased the loss ratio by 1.7 percentage points in 2013, compared to audit premium returned to customers that increased the loss ratio by 1.5 percentage points. The accident period loss ratio was 71.6% and 65.6% for the three months ended March 31, 2013 and 2012, respectively.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three months ended March 31, 2013 and 2012.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the three months ended March 31, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Net investment income	$47	$64
Change in equity interest in limited partnerships	92	71
Net realized investment gains	4	27
Other revenue	69	84

Total revenue	212	246

Expenses:
Acquisition and other underwriting expenses	(112)	(126)
Other expenses	1,130	1,030
Amortization of intangibles	160	202
Segregated portfolio dividend expense	(450)	(289)

Total expenses	728	817

Loss before income taxes	(516)	(571)
Income tax benefit	(292)	(345)

Net loss	$(224)	$(226)

Revenue

The decrease in revenue primarily reflects the following:

•

A decrease in net investment income, which primarily reflects a decrease in fixed income securities at EIHI. During 2012, EIHI liquidated its remaining fixed income securities to fund the Company’s stock buyback program.

•	A decrease in third-party administration revenue, which primarily reflects the loss of a customer.

Expenses

The decrease in expenses primarily reflects the following:

•	A decrease in intangible asset amortization.

•	An increase in the Company’s equity interest in certain of the segregated portfolio cells.

•	The above items were partially offset by an increase in stock compensation expense.

Income Tax Benefit

The effective tax rate was a benefit of 56.6% and 60.4% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate primarily reflects the impact of the Company’s outside basis difference in its foreign operations.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $405.9 million at March 31, 2013, compared to $380.8 million at December 31, 2012. The increase in consolidated assets primarily reflects the following:

•

An increase in investments, which primarily reflects net purchases during the first quarter and an increase in the estimated fair value of the convertible bond and equity portfolios, partially offset by a decline in the fixed income portfolio.

•	An increase in premiums receivable, which primarily reflects the impact of business with a January 1 effective date.

•	An increase in deferred acquisition costs, which reflects the increase in unearned premium.

•	An increase in the net deferred income tax asset, which primarily reflects the increase in unearned premium and loss reserves, partially offset by the increase in deferred acquisition costs.

•

An increase in other assets, which primarily reflects an increase in the Company’s equity interest in certain segregated portfolio cells and an increase in prepaid reinsurance in the segregated portfolio cell reinsurance segment.

Consolidated liabilities totaled $266.2 million at March 31, 2013, compared to $244.9 million at December 31, 2012. The increase in consolidated liabilities primarily reflects the following:

•	An increase in loss reserves, primarily related to the increase in net premiums earned.

•	An increase in unearned premiums, which primarily reflects the impact of business with a January 1 effective date.

•

A decrease in accounts payable and accrued expenses, which primarily reflects the payment of liabilities and accruals recorded at December 31, 2012, including the annual Pennsylvania employer assessment remittance, 2012 premium tax payments and the payment of 2012 employee bonuses. The decrease also reflects a decrease in the deposit in transit at the end of the quarter.

•	An increase in reinsurance balances payable, which primarily reflects premiums written in the first quarter, but not yet paid to the Company’s reinsurers.

•	An increase in the segregated portfolio cell dividend payable, which reflects positive operating results in the segregated portfolio cell reinsurance segment.

•	An increase in federal income taxes payable, reflecting the first quarter estimated tax liability.

Consolidated equity totaled $139.7 million at March 31, 2013, compared to $135.9 million at December 31, 2012. The increase in consolidated equity primarily reflects the following:

•	Net income for the first quarter of 2013, net of the quarterly shareholder dividend.

•	An increase in the estimated fair value of the equity portfolio, partially offset by a decline in the estimated fair value of the fixed income portfolio.

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

The Company has a $10.0 million revolving line of credit available to provide additional liquidity if needed. The line of credit matures on May 2, 2013 and may be renewed annually for additional periods expiring on May 1 at the lender’s discretion. The line of credit is in the process of being renewed. Outstanding balances under the line of credit bear interest at an adjustable monthly rate equal to LIBOR plus 2.0% per annum. There were no outstanding balances under the line of credit as of March 31, 2013.

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

CASH FLOWS

Cash flows from continuing operations for the three months ended March 31, 2013 and 2012 were as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$5,512	$163
Cash used in investing activities	(7,277)	(1,910)
Cash used in financing activities	(653)	(561)

	$(2,418)	$(2,308)

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

The increase in cash flows provided by operating activities primarily reflects the increase in net premiums written and a decrease in claims paid from 2012 to 2013 in relation to net premiums written.

The increase in cash used in investing activities primarily reflects the purchase of fixed income securities at Eastern Re.

Cash used in financing activities primarily reflects the quarterly shareholder dividend in both 2013 and 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of March 31, 2013, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk with respect to its fixed income investment portfolio. The most significant components of market risk affecting the Company are credit risk and interest rate risk. The Company is also subject to equity risk with respect to its investment in equity securities.

There have been no material changes in the Company’s market risk since December 31, 2012. Additional disclosures related to the Company’s market risk are discussed under “Quantitative and Qualitative Disclosures About Market Risk” in Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer, the Executive Vice President, Treasurer and Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer, the Executive Vice President, Treasurer and Chief Financial Officer and the Vice President of Finance have concluded that, as of the end of such period, these disclosure controls and procedures are effective.

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

None.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As of March 31, 2013, the Company has repurchased 4,017,105 shares of its common stock. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan. There were no share repurchases during the three months ended March 31, 2013 or 2012.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: May 2, 2013	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: May 2, 2013	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Executive Vice President, Treasurer & Chief Financial Officer