Form 10-Q
period 2013-06-30
Eastern Insurance Holdings, Inc.
filed 2013-08-01
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2013,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of July 31, 2013
Common Stock, No Par Value	7,910,827 (Outstanding Shares)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $147,833; $145,486)	$147,994	$148,976
Convertible bonds, at estimated fair value (amortized cost, $22,715; $18,207)	24,753	19,747
Equity securities, at estimated fair value (cost, $20,254; $20,462)	25,234	23,200
Other long-term investments, at estimated fair value (cost, $8,000; $7,000)	11,732	9,974

Total investments	209,713	201,897
Cash and cash equivalents	46,982	48,075
Accrued investment income	822	858
Premiums receivable (net of allowance, $225; $225)	82,871	67,525
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	20,103	19,676
Deferred acquisition costs	11,237	9,497
Deferred income taxes, net	4,511	3,239
Federal income taxes recoverable	1,262	—
Intangible assets	4,010	4,331
Goodwill	10,752	10,752
Other assets	15,007	14,902

Total assets	$407,270	$380,752

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$123,365	$117,728
Unearned premium reserves	88,914	73,775
Advance premium	189	672
Accounts payable and accrued expenses	20,967	23,540
Ceded reinsurance balances payable	11,430	9,273
Segregated portfolio cell dividend payable	19,260	17,354
Policyholder dividends payable	2,344	2,312
Federal income taxes payable	—	243

Total liabilities	266,469	244,897

Commitments and contingencies (Note 9)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,927,714 and 11,927,714, respectively; outstanding—7,910,827 and 7,910,609, respectively	—	—
Unearned ESOP compensation	(2,246)	(2,616)
Additional paid in capital	118,197	117,443
Treasury stock, at cost (4,016,887 and 4,017,105 shares, respectively)	(56,529)	(56,532)
Retained earnings	79,841	75,169
Accumulated other comprehensive income, net	1,538	2,391

Total shareholders’ equity	140,801	135,855

Total liabilities and shareholders’ equity	$407,270	$380,752

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUE
Net premiums earned	$45,510	$38,735	$87,853	$75,221
Net investment income	1,119	1,064	1,822	2,014
Change in equity interest in limited partnerships	315	118	758	448
Net realized investment gains (losses)	64	(1,203)	906	488
Other revenue	66	71	135	155

Total revenue	47,074	38,785	91,474	78,326

EXPENSES
Losses and loss adjustment expenses incurred	29,172	25,571	55,724	48,486
Acquisition and other underwriting expenses	5,288	4,473	10,721	9,905
Other expenses	6,855	6,208	13,723	11,896
Amortization of intangibles	160	202	320	403
Policyholder dividend expense	250	39	497	223
Segregated portfolio dividend expense	1,084	389	1,713	1,385

Total expenses	42,809	36,882	82,698	72,298

Income before income taxes	4,265	1,903	8,776	6,028
Income tax expense	1,263	557	2,540	1,760

Net income	$3,002	$1,346	$6,236	$4,268

Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during period, net of tax of $(615), $5, $(74) and $498	(1,142)	10	(138)	924
Amortization of unrecognized benefit plan amounts, net of tax of $4, $2, $8 and $5	7	5	14	9
Less: Reclassification adjustment for gains included in net income, net of tax of $263, $84, $392 and $155	488	155	729	293

Other comprehensive (loss) income	(1,623)	(140)	(853)	640

Comprehensive income	$1,379	$1,206	$5,383	$4,908

EARNINGS PER SHARE (SEE NOTE 3):
Net income	$3,002	$1,346	$6,236	$4,268
Basic earnings per share	$0.39	$0.18	$0.81	$0.55
Diluted earnings per share	$0.39	$0.17	$0.81	$0.54

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2013

				Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated	Total
	Outstanding Shares							Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock					Comprehensive Income (Loss), Net of Taxes
Balance, April 1, 2013	—	7,910,609	$—	$(2,432)	$117,837	$(56,532)	$77,699	$3,161	$139,733
ESOP shares released	—	—	—	186	163	—	—	—	349
Equity awards	—	—	—	—	200	—	—	—	200
Issuance of shares under stock compensation plan	—	218	—	—	—	3	—	—	3

Tax benefit related to stock compensation	—	—	—	—	(3)	—	10	—	7
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Shareholder dividend	—	—	—	—	—	—	(870)	—	(870)
Net income	—	—	—	—	—	—	3,002	—	3,002

Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,623)	(1,623)

Balance, June 30, 2013	—	7,910,827	$—	$(2,246)	$118,197	$(56,529)	$79,841	$1,538	$140,801

Six Months Ended June 30, 2013

								Accumulated
	Outstanding Shares							Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss), Net of Taxes	Total
Balance, January 1, 2013	—	7,910,609	$—	$(2,616)	$117,443	$(56,532)	$75,169	$2,391	$135,855
ESOP shares released	—	—	—	370	309	—	—	—	679
Equity awards	—	—	—	—	397	—	—	—	397
Issuance of shares under stock compensation plan	—	218	—	—	—	3	—	—	3

Tax benefit related to stock compensation	—	—	—	—	48	—	18	—	66
Repurchase of common stock	—	—	—	—	—	—	—	—	—
Shareholder dividend	—	—	—	—	—	—	(1,582)	—	(1,582)
Net income	—	—	—	—	—	—	6,236	—	6,236
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(853)	(853)

Balance, June 30, 2013	—	7,910,827	$—	$(2,246)	$118,197	$(56,529)	$79,841	$1,538	$140,801

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited, in thousands, except share data)

Three Months Ended June 30, 2012

				Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated	Total
	Outstanding Shares							Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock					Comprehensive Income (Loss), Net of Taxes
								Accumulated
Balance, April 1, 2012	—	8,064,146	$—	$(3,178)	$116,475	$(54,109)	$69,268	$3,330	$131,786
ESOP shares released	—	—	—	187	108	—	—	—	295
Equity awards	—	13,000	—	—	189	—	—	—	189

Tax benefit related to stock compensation	—	—	—	—	—	—	—	—	—
Repurchase of common stock	—	(166,537)	—	—	—	(2,423)	—	—	(2,423)
Shareholder dividend	—	—	—	—	—	—	(502)	—	(502)
Net income	—	—	—	—	—	—	1,346	—	1,346

Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(140)	(140)

Balance, June 30, 2012	—	7,910,609	$—	$(2,991)	$116,772	$(56,532)	$70,112	$3,190	$130,551

Six Months Ended June 30, 2012

				Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated	Total
	Outstanding Shares							Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock					Comprehensive Income (Loss), Net of Taxes
Balance, January 1, 2012	—	7,935,446	$—	$(3,364)	$116,272	$(54,109)	$66,910	$2,550	$128,259
ESOP shares released	—	—	—	373	188	—	—	—	561
Equity awards	—	141,700	—	—	309	—	—	—	309

Tax benefit related to stock compensation	—	—	—	—	3	—	—	—	3
Repurchase of common stock	—	(166,537)	—	—	—	(2,423)	—	—	(2,423)
Shareholder dividend	—	—	—	—	—	—	(1,066)	—	(1,066)
Net income	—	—	—	—	—	—	4,268	—	4,268
Other comprehensive income, net of tax	—	—	—	—	—	—	—	640	640

Balance, June 30, 2012	—	7,910,609	$—	$(2,991)	$116,772	$(56,532)	$70,112	$3,190	$130,551

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited, in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$6,236	$4,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404	388
Net amortization of bond premium/discount	558	547
Net realized investment gains	(906)	(488)
Change in equity interest in limited partnerships	(758)	(448)
Deferred tax benefit	(721)	(347)
Stock compensation expense	1,077	870
Intangible asset amortization	320	403
Changes in assets and liabilities:
Accrued investment income	36	(69)
Premiums receivable	(15,346)	(12,187)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(427)	(2,970)
Deferred acquisition costs	(1,740)	(771)
Other assets	(7)	(1,456)
Reserves for unpaid losses and loss adjustment expenses	5,637	5,444
Unearned and advance premium	14,656	12,687
Ceded reinsurance balances payable	2,157	167
Accounts payable and accrued expenses	(2,640)	(954)
Federal income taxes recoverable/payable	(1,505)	(696)
Policyholder dividends payable	32	(130)
Segregated portfolio cell dividend payable	1,569	983

Net cash provided by operating activities	8,632	5,241

Cash flows from investing activities:
Purchase of fixed income securities	(34,643)	(28,511)
Purchase of equity securities	(2,583)	(7,207)
Purchase of other long-term investments	(1,000)	—
Proceeds from sale of fixed income securities	9,541	13,308
Proceeds from maturities/calls of fixed income securities	17,903	6,062
Proceeds from the sale of equity securities	3,072	5,122
Purchase of equipment	(502)	(403)

Net cash used in investing activities	(8,212)	(11,629)

Cash flows from financing activities:
Repurchase of common stock	—	(2,423)
Shareholder dividend	(1,582)	(1,066)
Issuance of shares under stock compensation plan	3	—
Tax benefit related to stock compensation	66	3

Net cash used in financing activities	(1,513)	(3,486)

Net decrease in cash and cash equivalents	(1,093)	(9,874)
Cash and cash equivalents, beginning of period	48,075	52,448

Cash and cash equivalents, end of period	$46,982	$42,574

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

During the second quarter of 2013, management changed its accounting policy related to the classification of premium amortization and discount accretion recognized in its convertible bond portfolio. The Company previously reported amortization/accretion related to its convertible bond portfolio as a component of net investment income. The Company’s convertible bond portfolio is reported at estimated fair value with changes in fair value reported as a realized gain or loss. Due to the nature of convertible securities, certain securities may be purchased at a significant premium (commonly referred to as “conversion premium”) as a result of the underlying value of the issuer’s common stock, and the conversion premium can have a significant impact on net investment income as it is amortized. Management believes the conversion premium is reflective of the fair value of the convertible security at acquisition and should be reflected as a component of the change in fair value reported as a realized gain or loss. As a result, the Company has changed its policy for recognizing amortization/accretion related to its convertible bond portfolio and will report amortization/accretion as a component of the change in estimated fair value in net realized investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). This change in accounting policy had no impact of the Company’s consolidated financial position or results of operations. Prior period amounts have not been reclassified.

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

Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income for basic and diluted earnings per share	$3,002	$1,346	$6,236	$4,268
Less: Dividends declared – common and unvested restricted share units	(870)	(502)	(1,582)	(1,066)

Undistributed earnings	2,132	844	4,654	3,202
Percent allocated to common shareholders	98.5%	98.0%	98.5%	98.1%

	2,100	827	4,584	3,141
Add: Dividends declared – common shares	857	492	1,560	1,046

	$2,957	$1,319	$6,144	$4,187

Denominator for basic earnings per share	7,562,360	7,526,286	7,545,422	7,565,051
Effect of dilutive securities	19,231	137,202	16,567	136,866

Denominator for diluted earnings per common share	7,581,591	7,663,488	7,561,989	7,701,917

Basic earnings per share	$0.39	$0.18	$0.81	$0.55
Diluted earnings per share	$0.39	$0.17	$0.81	$0.54
Cash dividends per share	$0.11	$0.07	$0.20	$0.14

The following table provides a summary of the equity awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total outstanding equity awards	1,424,875	1,433,875	1,424,875	1,433,875
Dilutive equity awards	19,231	137,202	16,567	136,866

Equity awards excluded from earnings per share calculation	1,444,106	1,296,673	1,441,442	1,297,009

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheets as of June 30, 2013 and December 31, 2012:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of June 30, 2013 and December 31, 2012, excluding the segregated portfolio cell reinsurance segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	6/30/2013	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$12,478	$5,251	$7,227	$—
States, municipalities, and political subdivisions	44,642	—	44,642	—
Corporate securities	17,770	—	17,770	—
Residential mortgage-backed securities	25,030	—	25,030	—
Commercial mortgage-backed securities	162	—	162	—
Collateralized mortgage obligations	15,154	—	15,154	—
Other structured securities	1,014	—	1,014	—
Convertible bonds	24,753	—	24,753	—
Equity securities—available for sale	17,186	17,186	—	—

Total	$158,189	$22,437	$135,752	$—

		Fair Value Measurements at Reporting
		Date Using
	12/31/2012	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$15,865	$10,743	$5,122	$—
States, municipalities, and political subdivisions	45,150	—	45,150	—
Corporate securities	10,285	—	10,285	—
Residential mortgage-backed securities	28,434	—	28,434	—
Commercial mortgage-backed securities	167	—	167	—
Collateralized mortgage obligations	17,122	—	17,122	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	19,747	—	19,747	—
Equity securities—available for sale	15,588	15,588	—	—

Total	$153,381	$26,331	$127,050	$—

There were no transfers between Level 1 and Level 2 securities for the three and six months ended June 30, 2013.

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company did not adjust security prices during the three and six months ended June 30, 2013 and 2012. Management has controls in place to validate the reasonableness of fair values provided by the independent pricing service, including testing the fair value of a sample of securities on a quarterly basis by comparing fair values from different pricing sources. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities.

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

The estimated fair value of the Company’s equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, as of June 30, 2013 and December 31, 2012, by investment strategy and/or industry, are as follows (in thousands):

	2013	2012
Large growth fund	$3,505	$3,156
Foreign large blend fund	558	554
Diversified emerging markets fund	793	911
Large value fund	8,061	7,062
Foreign large value fund	376	378
Foreign large growth fund	1,935	1,881
Natural gas industry	1,509	1,263
Financial institutions	431	383
Other	18	—

Total	$17,186	$15,588

Other long-term investments include the Company’s interest in various limited partnerships, including a low volatility multi-strategy fund of funds, a structured finance opportunity fund, and an open-ended investment fund. The Company records its investment in the limited partnerships using the equity method. The carrying value of the Company’s limited partnership investments are based on the Company’s allocable share of the limited partnerships’ NAV. Changes in the Company’s investments are based on statements received directly from the limited partnership and/or the limited partnership’s administrator. The estimated fair values of the underlying investments in the limited partnerships may be based on Level 1, Level 2, or Level 3 inputs, or a combination thereof. The Company considers its limited partnership investments as Level 3 investments.

As of June 30, 2013 and December 31, 2012, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	2013	2012
Multi-strategy fund of funds	$7,549	$6,063
Structured finance opportunity fund	3,522	3,278
Open-ended investment fund	661	633

Total	$11,732	$9,974

The activity in the Company’s limited partnership investments for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$11,417	$10,539	$9,974	$10,209
Contributions	—	—	1,000	—
Withdrawals	—	—	—	—
Unrealized change in interest	315	118	758	448

Balance, end of period	$11,732	$10,657	$11,732	$10,657

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

5. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of June 30, 2013 and December 31, 2012 (in thousands):

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2013	Cost	Gains	Losses	Fair Value
U.S. Treasuries and government agencies	$16,135	$197	$(90)	$16,242
States, municipalities, and political subdivisions	43,763	1,229	(350)	44,642
Corporate securities	46,033	140	(423)	45,750
Residential mortgage-backed securities	25,542	230	(742)	25,030
Commercial mortgage-backed securities	148	14	—	162
Collateralized mortgage obligations	15,212	137	(195)	15,154
Other structured securities	1,000	14	—	1,014

Total fixed income securities	147,833	1,961	(1,800)	147,994
Equity securities	20,254	5,149	(169)	25,234

Total fixed income and equity securities	$168,087	$7,110	$(1,969)	$173,228

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2012	Cost	Gains	Losses	Fair Value
U.S. Treasuries and government agencies	$19,780	$364	$(5)	$20,139
States, municipalities, and political subdivisions	42,942	2,239	(31)	45,150
Corporate securities	36,624	321	(4)	36,941
Residential mortgage-backed securities	27,983	481	(30)	28,434
Commercial mortgage-backed securities	148	19	—	167
Collateralized mortgage obligations	17,009	172	(59)	17,122
Other structured securities	1,000	23	—	1,023

Total fixed income securities	145,486	3,619	(129)	148,976
Equity securities	20,462	2,877	(139)	23,200

Total fixed income and equity securities	$165,948	$6,496	$(268)	$172,176

Corporate securities include an investment in a fixed income mutual fund with a cost and estimated fair value of $28,256 and $27,980, respectively, as of June 30, 2013. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities include two asset-backed securities collateralized by auto loan receivables and one security in an equipment trust made up of fixed retail installment contracts and retail installment loans.

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	Less Than 12 Months			12 Months or More			Total
June 30, 2013	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
U.S. Treasuries and government agencies	$4,773	$(90)	14	$—	$—	—	$4,773	$(90)	14
States, municipalities, and political subdivisions	11,881	(350)	54	—	—	—	11,881	(350)	54

Corporate securities	11,892	(147)	15	—	—	—	11,892	(147)	15

Residential mortgage-backed securities	16,518	(742)	20	—	—	—	16,518	(742)	20

Collateralized mortgage obligations	6,817	(188)	12	936	(7)	4	7,753	(195)	16

Total fixed income securities	51,881	(1,517)	115	936	(7)	4	52,817	(1,524)	119

Equity securities	1,225	(169)	7	—	—	—	1,225	(169)	7

Total fixed income and equity securities	$53,106	$(1,686)	122	$936	$(7)	4	$54,042	$(1,693)	126

	Less Than 12 Months			12 Months or More			Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
U.S. Treasuries and government agencies	$594	$(5)	1	$—	$—	—	$594	$(5)	1
States, municipalities, and political subdivisions	3,922	(31)	17	—	—	—	3,922	(31)	17

Residential mortgage-backed securities	11,922	(30)	10	—	—	—	11,922	(30)	10

Collateralized mortgage obligations	4,943	(56)	9	122	(3)	2	5,065	(59)	11

Total fixed income securities	21,381	(122)	37	122	(3)	2	21,503	(125)	39

Equity securities	1,034	(135)	11	—	—	—	1,034	(135)	11

Total fixed income and equity securities	$22,415	$(257)	48	$122	$(3)	2	$22,537	$(260)	50

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

Management has evaluated the unrealized losses related to its fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of June 30, 2013.

Management has evaluated the unrealized losses related to its equity securities and determined that they are primarily related to the current market conditions and not due to underlying issues related to the issuer or the industry in which the issuer operates. The equity securities have been in an unrealized loss position for less than twelve months and none of the securities had an estimated fair value less than 80% of its cost basis. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of June 30, 2013.

The Company recognized other-than-temporary impairments of $0 and $87 for the three and six months ended June 30, 2013 and 2012, respectively.

6. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$120,773	$107,773	$117,728	$106,077
Reinsurance recoverables on unpaid losses and LAE	14,766	13,685	15,084	11,805

Net balance, beginning of period	106,007	94,088	102,644	94,272
Incurred related to:
Current year	28,791	25,821	55,278	48,328
Prior year	381	(250)	446	158

Total incurred	29,172	25,571	55,724	48,486
Paid related to:
Current year	9,075	8,839	12,974	12,065
Prior year	16,812	13,838	36,102	33,711

Total paid	25,887	22,677	49,076	45,776

Net balance, end of period	109,292	96,982	109,292	96,982
Reinsurance recoverables on unpaid losses and LAE	14,073	14,539	14,073	14,539

Balance, end of period	$123,365	$111,521	$123,365	$111,521

Incurred losses by segment were as follows for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

Three Months Ended June 30, 2013

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$24,224	$5,344	$29,568
Current period discount	(600)	(177)	(777)
Prior year, gross of discount	—	(327)	(327)
Accretion of prior period discount	500	208	708

Total incurred	$24,124	$5,048	$29,172

Three Months Ended June 30, 2012

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$20,586	$6,136	$26,722
Current period discount	(698)	(203)	(901)
Prior year, gross of discount	—	(1,014)	(1,014)
Accretion of prior period discount	661	103	764

Total incurred	$20,549	$5,022	$25,571

Six Months Ended June 30, 2013

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$45,980	$11,588	$57,568
Current period discount	(1,877)	(413)	(2,290)
Prior year, gross of discount	—	(1,538)	(1,538)
Accretion of prior period discount	1,546	438	1,984

Total incurred	$45,649	$10,075	$55,724

Six Months Ended June 30, 2012

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$39,435	$11,057	$50,492
Current period discount	(1,750)	(414)	(2,164)
Prior year, gross of discount	—	(1,580)	(1,580)
Accretion of prior period discount	1,430	308	1,738

Total incurred	$39,115	$9,371	$48,486

For the three and six months ended June 30, 2013 and 2012, the estimates of ultimate losses and LAE for prior accident periods produced from our actuarial methods were reasonably consistent, in the aggregate, with the estimates we prepared as of December 31, 2012. In 2013, however, there were some deviations, by accident year, between the actuarial indications and recorded reserves. Based on consideration of the credibility of the higher than expected loss experience on older accident periods and the robustness of the recent accident period loss ratio, management adjusted the spread of the recorded reserves by accident period to align the reserves with the actuarial indications. In the aggregate, the Company did not recognize any development on prior accident period workers compensation insurance reserves for the three and six months ended June 30, 2013.

The Company recognized favorable development in its segregated portfolio cell reinsurance segment of $327 and $1,538 for the three and six months ended June 30, 2013, respectively, compared to favorable development of $1,014 and $1,580 for the same periods in 2012. The favorable development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred, and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

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

Net premiums earned in the workers’ compensation insurance segment for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Guaranteed cost policies	$28,185	$23,112	$53,709	$45,184
Dividend policies	4,633	4,452	9,271	8,749
Deductible policies	1,992	1,702	3,845	3,194
Retrospectively-rated policies	1,633	1,375	3,252	2,510

Total	$36,443	$30,641	$70,077	$59,637

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

The following table provides the fee revenue generated by the segregated portfolio cell reinsurance segment that is included in the Company’s workers’ compensation insurance and corporate/other segments for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Workers’ compensation insurance segment	$1,336	$1,033	$3,508	$2,864
Corporate/other segment	156	310	268	435

Total	$1,492	$1,343	$3,776	$3,299

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

The Company’s share of the segregated portfolio dividend, which is included in the corporate/other segment, was as follows for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segregated portfolio dividend income	$307	$234	$757	$523

Corporate/Other

The corporate/other segment primarily includes the expenses of EIHI, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of June 30, 2013. The corporate/other segment also included the Company’s interest in a segregated portfolio cell with an unaffiliated primary carrier that wrote insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the SprinklerPro contract on a run-off basis effective April 1, 2009. The Company commuted the SprinklerPro contract during the second quarter of 2012 and recognized a realized loss of $641,000, which is included in net realized investment gains (losses) for the three and six months ended June 30, 2012.

The following table represents the segment results for the three months ended June 30, 2013 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$36,443	$9,067	$—	$45,510
Net investment income	974	81	64	1,119
Change in equity interest in limited partnerships	272	—	43	315
Net realized investment (losses) gains	(66)	130	—	64
Other revenue	—	—	66	66

Total revenue	37,623	9,278	173	47,074

Expenses:
Losses and LAE incurred	24,124	5,048	—	29,172
Acquisition and other underwriting expenses	2,723	2,721	(156)	5,288
Other expenses	5,521	105	1,229	6,855
Amortization of intangibles	—	—	160	160
Policyholder dividend expense	237	13	—	250
Segregated portfolio dividend expense	—	1,391	(307)	1,084

Total expenses	32,605	9,278	926	42,809

Income (loss) before income taxes	5,018	—	(753)	4,265
Income tax expense (benefit)	1,525	—	(262)	1,263

Net income (loss)	$3,493	$—	$(491)	$3,002

Total assets	$357,016	$75,271	$(25,017)	$407,270

The following table represents the segment results for the three months ended June 30, 2012 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$30,641	$8,094	$—	$38,735
Net investment income	839	86	139	1,064
Change in equity interest in limited partnerships	103	—	15	118
Net realized investment (losses) gains	(608)	7	(602)	(1,203)
Other revenue	—	—	71	71

Total revenue	30,975	8,187	(377)	38,785

Expenses:
Losses and LAE incurred	20,549	5,022	—	25,571
Acquisition and other underwriting expenses	2,329	2,454	(310)	4,473
Other expenses	5,140	65	1,003	6,208
Amortization of intangibles	—	—	202	202
Policyholder dividend expense	16	23	—	39
Segregated portfolio dividend expense	—	623	(234)	389

Total expenses	28,034	8,187	661	36,882

Income (loss) before income taxes	2,941	—	(1,038)	1,903
Income tax expense (benefit)	726	—	(169)	557

Net income (loss)	$2,215	$—	$(869)	$1,346

Total assets	$320,731	$67,221	$(22,087)	$365,865

The following table represents the segment results for the six months ended June 30, 2013 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$70,077	$17,776	$—	$87,853
Net investment income	1,555	156	111	1,822
Change in equity interest in limited partnerships	623	—	135	758
Net realized investment gains	762	140	4	906
Other revenue	—	—	135	135

Total revenue	73,017	18,072	385	91,474

Expenses:
Losses and LAE incurred	45,649	10,075	—	55,724
Acquisition and other underwriting expenses	5,686	5,303	(268)	10,721
Other expenses	11,171	192	2,360	13,723
Amortization of intangibles	—	—	320	320
Policyholder dividend expense	465	32	—	497
Segregated portfolio dividend expense	—	2,470	(757)	1,713

Total expenses	62,971	18,072	1,655	82,698

Income (loss) before income taxes	10,046	—	(1,270)	8,776
Income tax expense (benefit)	3,094	—	(554)	2,540

Net income (loss)	$6,952	$—	$(716)	$6,236

Total assets	$357,016	$75,271	$(25,017)	$407,270

The following table represents the segment results for the six months ended June 30, 2012 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$59,637	$15,584	$—	$75,221
Net investment income	1,636	174	204	2,014
Change in equity interest in limited partnerships	362	—	86	448
Net realized investment gains (losses)	596	467	(575)	488
Other revenue	—	—	155	155

Total revenue	62,231	16,225	(130)	78,326

Expenses:
Losses and LAE incurred	39,115	9,371	—	48,486
Acquisition and other underwriting expenses	5,595	4,745	(435)	9,905
Other expenses	9,699	164	2,033	11,896
Amortization of intangibles	—	—	403	403
Policyholder dividend expense	186	37	—	223
Segregated portfolio dividend expense	—	1,908	(523)	1,385

Total expenses	54,595	16,225	1,478	72,298

Income (loss) before income taxes	7,636	—	(1,608)	6,028
Income tax expense (benefit)	2,274	—	(514)	1,760

Net income (loss)	$5,362	$—	$(1,094)	$4,268

Total assets	$320,731	$67,221	$(22,087)	$365,865

8. Segregated Portfolio Cell Reinsurance Segment

The segregated portfolio cell reinsurance segment includes the Company’s 18 alternative market programs, which are included in the Company’s consolidated financial position and results of operations. The segregated portfolio cell reinsurance segment’s assets and liabilities as of June 30, 2013 and December 31, 2012, which are included in the Company’s consolidated balance sheets, were as follows (unaudited):

	June 30	December 31,
	2013	2012
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $32,020; $30,874)	$31,744	$30,931
Equity securities, at estimated fair value (cost, $6,809; $7,043)	8,048	7,612

Total investments	39,792	38,543
Cash and cash equivalents	2,048	1,495
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	4,454	4,716
Deferred acquisition costs	5,351	4,160
Other assets	5,301	4,361
Due from affiliates, net	18,325	12,803

Total assets	$75,271	$66,078

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$28,858	$28,295
Unearned premium reserves	19,994	14,817
Accounts payable and accrued expenses	64	3
Segregated portfolio cell dividend payable	19,260	17,353
Policyholder dividends payable	152	150
Due to affiliates, net	6,914	5,435

Total liabilities	75,242	66,053

SHAREHOLDERS’ EQUITY
Preferred stock outstanding	29	25

Total shareholders’ equity	29	25

Total liabilities and shareholders’ equity	$75,271	$66,078

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

On October 3, 2011, AIG Companies responded to the Arbitration Demand by advising that they will seek an award from the arbitration panel of approximately $1,900 plus future amounts that may become due under the Treaties before the final hearing in the arbitration. Both the Company and AIG Companies seek attorney’s fees and costs in the arbitration. Both the Company and AIG Companies have appointed arbitrators.

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

The Company commenced an audit of the claims covered under the Treaties during the third quarter of 2012. Following the claim audit, the Company requested additional files and further information from AIG Companies in order to allow the Company to complete the audit. AIG Companies have not provided the requested information which the Company is now pursuing in the arbitration. Once received, the information will be evaluated to determine whether such information would cause the Company to revise its estimates or position with respect to the pending arbitration.

During the second quarter of 2013, an umpire was selected in the arbitration and an organizational meeting was held. Both parties submitted Position Statements which stated their respective positions and requested relief. In addition to seeking a full audit, the Company is seeking an order from the arbitration panel granting it all appropriate relief relating to or arising from the incorrect, improper, or untimely billings that AIG has sent to the Company. Subject to the results of the audit and discovery, the relief the Company seeks may include a refund of payments the Company has already made to AIG Companies under the treaties as well as an award in the Company’s favor for the damages it has suffered. AIG Companies is seeking approximately $4,100, which AIG Companies contends is the total the Company owes under 14 of 24 reinsurance treaties the parties entered into between 1989 and 1999. At the organizational meeting, the final hearing was set for the week of March 31, 2014. Following the meeting, the arbitration panel approved a schedule for the arbitration.

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

On June 12, 2013, Eastern Alliance and the Defendants entered into a Settlement Agreement and Mutual Release (the “Settlement”) related to the above matter.

10. Subsequent Events

Management performed an evaluation of subsequent events through the issuance date of the consolidated financial statements and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of June 30, 2013.

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

Overview

The Company reported net income of $3.0 million for the three months ended June 30, 2013, compared to net income of $1.3 million for the same period in 2012. The Company’s consolidated combined ratio was 91.7% for the three months ended June 30, 2013, compared to 94.2% for the same period in 2012.

The Company’s results of operations for the three months ended June 30, 2013, when compared to the same period in 2012, primarily reflect the following:

•

An 17.5% increase in net premiums earned, which primarily reflects new business, renewal rate increases and an increase in the renewal retention rate. New business totaled $21.2 million for the first six months of 2013, renewal rate increases were 6.6% and the renewal retention rate increased from 84.1% in 2012 to 85.8% in 2013.

•

Net realized investment gains of $64,000 in 2013, compared to net realized investment losses of $1.2 million in 2012. The improvement primarily reflects a realized loss of $641,000 in 2012 related to the SprinklerPro commutation and the change in fair value of the Company’s convertible bond portfolio, which decreased $689,000 in 2013, compared to a decrease of $808,000 in 2012.

•

A decrease in the consolidated loss ratio, which primarily reflects a decrease in the accident period loss ratio in both the workers’ compensation insurance and segregated portfolio cell reinsurance segments.

•	A decrease in the consolidated expense ratio, which primarily reflects the growth in net premiums earned.

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

Net premiums earned. Net premiums earned are the earned portion of the Company’s net premiums written. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in unearned premiums and are realized as revenue in subsequent periods over the remaining term of the policy. The Company’s workers’ compensation policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, one-half of the premiums would be earned in the current calendar year and the other half would be earned in the following calendar year. Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration, to make a final determination of applicable premiums. Included with net premiums earned is an estimate for earned but unbilled final audit premiums. The Company can estimate earned but unbilled premiums because it keeps track, by policy, of how much additional premium is billed (or returned to insureds as a result of payroll reductions) in final audit invoices as a percentage to estimate the probable additional amount that it has earned but not yet billed as of the balance sheet date.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance and segregated portfolio cell reinsurance, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of June 30, 2013, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of June 30, 2013 and December 31, 2012, the Company’s reserves for unpaid losses and LAE were reduced by $6.9 million and $6.5 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and corporate/other segments as of June 30, 2013 (unaudited) and December 31, 2012 are summarized below (in thousands):

June 30, 2013	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate / Other	Total
Case reserves and unallocated LAE reserves	$47,266	$10,116	$—	$57,382
Case incurred development and IBNR	43,251	15,338	206	58,795
Amount of discount	(5,608)	(1,277)	—	(6,885)

Net reserves before reinsurance recoverables	84,909	24,177	206	109,292
Reinsurance recoverables on unpaid losses and LAE	9,392	4,681	—	14,073

Reserves for unpaid losses and LAE	$94,301	$28,858	$206	$123,365

December 31, 2012	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate / Other	Total
Case reserves and unallocated LAE reserves	$42,376	$8,986	$—	$51,362
Case incurred development and IBNR	42,042	15,537	206	57,785
Amount of discount	(5,277)	(1,226)	—	(6,503)

Net reserves before reinsurance recoverables	79,141	23,297	206	102,644
Reinsurance recoverables on unpaid losses and LAE	10,086	4,998	—	15,084

Reserves for unpaid losses and LAE	$89,227	$28,295	$206	$117,728

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at estimated fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than- temporary,” such investment is written down to its fair value at the balance sheet date. The amount written down is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss). Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. The Company recorded other-than-temporary impairments of $0 and $87,000 for the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the Company held equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $169,000, none of which were in an unrealized loss position for more than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of June 30, 2013. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

As of June 30, 2013, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $1.5 million, of which $7,000 were in an unrealized loss position for more than twelve months. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of June 30, 2013. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of June 30, 2013 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30.

We did not evaluate goodwill for impairment as of June 30, 2013 as no events occurred or circumstances changed that would have more likely than not reduced the fair value of the workers’ compensation insurance segment below its carrying amount since the most recent annual goodwill impairment test.

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

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of June 30, 2013, the Company recorded a net deferred tax asset of $4.5 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of June 30, 2013, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $9.9 million and $10.5 million as of June 30, 2013 and December 31, 2012, respectively. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes.

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

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and six months ended June 30, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net premiums written	$43,608	$36,754	$102,993	$88,371

Net premiums earned	$45,510	$38,735	$87,853	$75,221
Net investment income	1,119	1,064	1,822	2,014
Change in equity interest in limited partnerships	315	118	758	448
Net realized investment gains (losses)	64	(1,203)	906	488
Other revenue	66	71	135	155

Consolidated revenue	$47,074	$38,785	$91,474	$78,326

The increase in consolidated revenue from 2012 to 2013 primarily reflects the following:

•	An increase in net premiums earned reflecting new business, renewal rate increases, an improvement in the renewal retention rate, and an increase in audit premium.

•	An increase in the Company’s limited partnership interests.

•	The aforementioned improvement in net realized investment gains.

The components of consolidated net income, by segment, for the three and six months ended June 30, 2013 and 2012 were as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Workers’ compensation insurance	$3,493	$2,215	$6,952	$5,362
Segregated portfolio cell reinsurance	—	—	—	—
Corporate/other	(491)	(869)	(716)	(1,094)

Consolidated net income	$3,002	$1,346	$6,236	$4,268

The increase in consolidated net income primarily reflects the increase in net premiums earned, the improvement in net realized investment gains (losses), and a decrease in the workers’ compensation insurance segment’s combined ratio from 2012 to 2013.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and six months ended June 30, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Direct premiums written	$46,194	$39,515	$109,165	$95,174
Reinsurance premiums assumed	1,783	938	2,722	1,473
Ceded premiums written (1)	(12,178)	(10,746)	(31,848)	(27,503)

Net premiums written	35,799	29,707	80,039	69,144
Change in unearned premiums	644	934	(9,962)	(9,507)

Net premiums earned	36,443	30,641	70,077	59,637
Net investment income	974	839	1,555	1,636
Change in equity interest in limited partnerships	272	103	623	362
Net realized investment (losses) gains	(66)	(608)	762	596

Total revenue	37,623	30,975	73,017	62,231

Expenses:
Losses and LAE incurred	24,124	20,549	45,649	39,115
Acquisition and other underwriting expenses	2,723	2,329	5,686	5,595
Other expenses	5,521	5,140	11,171	9,699
Policyholder dividend expense	237	16	465	186

Total expenses	32,605	28,034	62,971	54,595

Income before income taxes	5,018	2,941	10,046	7,636
Income tax expense	1,525	726	3,094	2,274

Net income	$3,493	$2,215	$6,952	$5,362

(1)	Ceded premiums written include premiums ceded to the segregated portfolio cell reinsurance segment of $9,040 and $8,145 and $25,348 and $21,335 for the three and six months ended June 30, 2013 and 2012, respectively.

The workers’ compensation insurance ratios were as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss and LAE ratio	66.2%	67.1%	65.1%	65.6%
Expense ratio	22.6%	24.4%	24.1%	25.6%
Policyholder dividend expense ratio	0.6%	1.0%	0.7%	0.3%

Combined ratio	89.4%	91.6%	89.9%	91.5%

Premiums

The increase in direct premiums written primarily reflects new business, renewal rate increases, an improvement in the renewal retention rate, and an increase in audit premium from customers. New business totaled $21.2 million for the first six months of 2013, renewal rate increases were 6.6% and the renewal retention rate increased from 84.1% in 2012 to 85.8% in 2013. For the three months ended June 30, 2013, the Company recognized audit premium from customers totaling $1.5 million, in the aggregate, related to its traditional and alternative market books of business, compared to audit premium from customers of $1.1 million for the same period in 2012. The Company’s traditional book of business recognized audit premium from customers of $1.4 million for the three months ended June 30, 2013, compared to audit premium from customers of $864,000 for the same period in 2012.

Net Investment Income

The increase in net investment income primarily reflects the change in accounting policy related to the classification of amortization/accretion on the Company’s convertible bond portfolio, partially offset by a decrease in the average yield on the fixed income portfolio. Net premium amortization totaling $558,000 related to the convertible bond portfolio was included in net realized investment gains (losses) for the three and six months ended June 30, 2013. The average yield on the fixed income portfolio was 2.19% as of June 30, 2013, compared to 2.93% as of June 30, 2012.

Net Realized Investment Gains (Losses)

The decrease in net realized investment losses from 2012 to 2013 primarily reflects an increase in realized gains from sale activity and a decrease in the realized loss related to the change in fair value of the Company’s convertible bond portfolio. The fair value of the convertible bond portfolio decreased $689,000 for the three months ended June 30, 2013, compared to $808,000 for the same period in 2012. Net realized investment losses for the three months ended June 30, 2013 include net premium amortization of $558,000 related to the convertible bond portfolio.

Losses and LAE

The decrease in the calendar period loss ratio primarily reflects a decrease in accident year loss experience from 2012 to 2013. Audit premium reduced the loss ratio by 2.6 percentage points and 2.5 percentage points for the three months ended June 30, 2013 and 2012, respectively. There was no prior year accident period reserve development, in the aggregate, in 2013 or 2012. In 2013, however, there were some deviations, by accident period, between the actuarial indications and recorded reserves. Based on consideration of the credibility of the higher than expected loss experience on older accident periods and the robustness of the recent accident period loss ratio, management adjusted the spread of the recorded reserves by accident period to align the reserves with the actuarial indications.

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio was 7.5% and 7.6% for the three months ended June 30, 2013 and 2012, respectively.

The other expense ratio was 15.1% and 16.8% for the three months ended June 30, 2013 and 2012, respectively. The decrease in the other expense ratio primarily reflects growth in net premiums earned.

Policyholder Dividends

The increase in the policyholder dividend expense primarily reflects the underlying loss experience of dividend paying policies. As of June 30, 2013 and 2012, 8.9% and 11.1%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate was 30.4% and 24.7% for the three months ended June 30, 2013 and 2012, respectively. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities and the tax benefit associated with workers’ compensation insurance business ceded to Eastern Re. The increase in the effective tax rate from 2012 to 2013 primarily reflects the increase in pre-tax income in relation to tax-exempt income on municipal bond securities.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and six months ended June 30, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Reinsurance premiums assumed	$9,040	$8,145	$25,348	$21,335
Ceded premiums written	(1,231)	(1,098)	(2,394)	(2,108)

Net premiums written	7,809	7,047	22,954	19,227
Change in unearned premiums	1,258	1,047	(5,178)	(3,643)

Net premiums earned	9,067	8,094	17,776	15,584
Net investment income	81	86	156	174
Net realized investment gains	130	7	140	467

Total revenue	9,278	8,187	18,072	16,225

Expenses:
Losses and LAE incurred	5,048	5,022	10,075	9,371
Acquisition and other underwriting expenses	2,721	2,454	5,303	4,745
Other expenses	105	65	192	164
Policyholder dividend expense	13	23	32	37
Segregated portfolio dividend expense (1)	1,391	623	2,470	1,908

Total expenses	9,278	8,187	18,072	16,225

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the results of operations of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE incurred, acquisition and other underwriting expenses, other expenses and policyholder dividend expense is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss and LAE ratio	55.7%	62.0%	56.7%	60.1%
Expense ratio	31.2%	31.1%	30.9%	31.5%
Policyholder dividend expense ratio	0.1%	0.3%	0.2%	0.2%

Combined ratio	87.0%	93.4%	87.8%	91.8%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business of $3.6 million and renewal rate increases of 6.2%, partially offset by a decrease in the renewal retention rate. The renewal retention rate decreased from 92.2% in 2012 to 91.8% in 2013. Reinsurance premiums assumed includes audit premium from customers of $168,000 and $282,000 for the three months ended June 30, 2013 and 2012, respectively.

Net Investment Income

Net investment income reflects income earned on the segregated portfolio cells’ investments in fixed income and equity mutual funds.

Net Realized Investment Gains

Net realized investment gains for the three months ended June 30, 2013 and 2012 reflect sale activity in the segregated portfolio cells’ investment portfolios.

Losses and LAE

The decrease in the calendar period loss and LAE ratio primarily reflects a decrease in the accident period loss ratio, partially offset by a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 59.3% and 74.6% for the three months ended June 30, 2013 and 2012, respectively. Favorable loss reserve development totaled $327,000 and $1.0 million for the three months ended June 30, 2013 and 2012, respectively. The 2012 accident period loss ratio reflected increased claim activity in two segregated portfolio cells during the second quarter of 2012.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three months ended June 30, 2013 and 2012.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the three and six months ended June 30, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Net investment income	$64	$139	$111	$204
Change in equity interest in limited partnerships	43	15	135	86
Net realized investment (losses) gains	—	(602)	4	(575)
Other revenue	66	71	135	155

Total revenue	173	(377)	385	(130)

Expenses:
Acquisition and other underwriting expenses	(156)	(310)	(268)	(435)
Other expenses	1,229	1,003	2,360	2,033
Amortization of intangibles	160	202	320	403
Segregated portfolio dividend expense	(307)	(234)	(757)	(523)

Total expenses	926	661	1,655	1,478

Loss before income taxes	(753)	(1,038)	(1,270)	(1,608)
Income tax benefit	(262)	(169)	(554)	(514)

Net loss	$(491)	$(869)	$(716)	$(1,094)

Revenue

The increase in revenue primarily reflects the following:

•	An improvement in net realized investment gains (losses) from 2012 to 2013, which primarily reflects the net realized loss of $641,000 in 2012 related to the SprinklerPro commutation.

•

The improvement in net realized investment gains (losses) was partially offset by a decrease in net investment income, which primarily reflects a decrease in fixed income securities at EIHI, and a decrease in third-party administration revenue related to the loss of a customer. During 2012, EIHI liquidated its remaining fixed income securities to fund the Company’s stock buyback program.

Expenses

The increase in expenses primarily reflects the following:

•	An increase in legal expenses related to the AIG arbitration.

•

An increase in stock compensation expense, reflecting an increase in ESOP compensation expense related to the increase in the Company’s stock price, and an increase in compensation expense related to stock options and restricted stock granted in the first and second quarters of 2012.

•	A decrease in cell rental fees at Eastern Re, which are reflected in acquisition and other underwriting expenses.

•	The above items were partially offset by a decrease in intangible asset amortization and an increase in the Company’s segregated portfolio cell equity interest.

Income Tax Benefit

The effective tax rate was a benefit of 34.8% and 16.3% for the three months ended June 30, 2013 and 2012, respectively. The increase in the income tax benefit from 2012 to 2013 primarily reflects the impact of the Company’s annualized effective tax rate adjustment.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $407.3 million at June 30, 2013, compared to $380.8 million at December 31, 2012. The increase in consolidated assets primarily reflects the following:

•

An increase in investments, which primarily reflects net purchases during the six months ended June 30, 2013 and an increase in the estimated fair value of the convertible bond and equity portfolios, partially offset by a decline in the estimated fair value of the fixed income portfolio. The decline in the fixed income portfolio primarily reflects the impact of rising interest rates.

•	An increase in premiums receivable and deferred acquisition costs, which primarily reflects the impact of business with a January 1 effective date, including new business written in 2013.

•

An increase in the net deferred income tax asset, which primarily reflects the increase in unearned premiums, loss reserves and the decline in the estimated fair value of the Company’s fixed income portfolio, partially offset by the increase in deferred acquisition costs.

•

An increase in federal income taxes recoverable, which primarily reflect estimated tax payments of $4.0 million remitted in the second quarter of 2013, partially offset by the estimated federal income tax liability for the six months ended June 30, 2013.

•

An increase in other assets, which primarily reflects an increase in the Company’s segregated portfolio cell equity interest and an increase in prepaid reinsurance in the segregated portfolio cell reinsurance segment. These increases were partially offset by full payment of the outstanding note receivable from Security Life Insurance Company totaling $1.75 million in June 2013.

Consolidated liabilities totaled $266.5 million at June 30, 2013, compared to $244.9 million at December 31, 2012. The increase in consolidated liabilities primarily reflects the following:

•	An increase in loss reserves, primarily related to the increase in net premiums earned.

•	An increase in unearned premiums, which primarily reflects the impact of business with a January 1 effective date.

•

A decrease in accounts payable and accrued expenses, which primarily reflects the payment of liabilities and accruals recorded at December 31, 2012, including the payment of 2012 premium taxes and 2012 employee bonuses. The decrease also reflects a decrease in the deposit in transit recorded at June 30, 2013, compared to December 31, 2012.

•	An increase in ceded reinsurance balances payable, which primarily reflects premiums written during the six months ended June 30, 2013, but not yet paid to the Company’s reinsurers.

•	An increase in the segregated portfolio cell dividend payable, which reflects positive operating results in the segregated portfolio cell reinsurance segment.

Consolidated equity totaled $140.8 million at June 30, 2013, compared to $135.9 million at December 31, 2012. The increase in consolidated equity primarily reflects the following:

•	Net income for the six months ended June 30, 2013, net of the quarterly shareholder dividend.

•

A decrease in accumulated other comprehensive income, which primarily reflects a decrease in net unrealized gains in the fixed income portfolio, partially offset by an increase in net unrealized gains in the equity portfolio.

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

The Company has a $10.0 million revolving line of credit available to provide additional liquidity if needed. The line of credit matures on May 2, 2014 and may be renewed annually for additional periods expiring on May 1 at the lender’s discretion. Outstanding balances under the line of credit bear interest at an adjustable monthly rate equal to LIBOR plus 2.0% per annum. There were no outstanding balances under the line of credit as of June 30, 2013.

Our domestic insurance subsidiaries’ ability to pay dividends to EIHI is limited by the insurance laws and regulations of Pennsylvania and Indiana. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania Insurance Department and the Indiana Insurance Department is limited to the greater of 10.0% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. Eastern Re must receive approval from the Cayman Islands Monetary Authority (“CIMA”) before it can pay any dividend to the Company. During the second quarter of 2013, Eastern Re paid a dividend of $3.0 million to EIHI to fund corporate expenses and shareholder dividend obligations. The dividend was approved by CIMA.

CASH FLOWS

Cash flows from continuing operations for the six months ended June 30, 2013 and 2012 were as follows (unaudited, in thousands):

	Six Months Ended
	June 30,
	2013	2012
Cash provided by operating activities	$8,632	$5,241
Cash used in investing activities	(8,212)	(11,629)
Cash used in financing activities	(1,513)	(3,486)

	$(1,093)	$(9,874)

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

The increase in cash flows provided by operating activities primarily reflects the increase in net premiums written and a decrease in claims paid from 2012 to 2013 in relation to net premiums written, partially offset by an increase in estimated federal income tax payments. Estimated federal income tax payments totaled $4.7 million for the six months ended June 30, 2013, compared to $2.8 million for the same period in 2012. Cash flows from operating activities also reflect full payment of the note receivable from Security Life Insurance Company totaling $1.75 million in June 2013.

The decrease in cash used in investing activities primarily reflects an increase in fixed income maturities in 2013.

Cash used in financing activities for the six months ended June 30, 2013 primarily reflects shareholder dividends, while the 2012 financing activities includes both shareholder dividends and $2.4 million in stock repurchases. Cash paid for shareholder dividends increased from 2012 to 2013 as a result of the increase in cash dividends per share from $0.07/share in 2012 to $0.09/share and $0.11/share in the first quarter of 2013 and second quarter of 2013, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of June 30, 2013, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Issuer Purchases of Equity Securities

As of June 30, 2013, the Company has repurchased 4,017,105 shares of its common stock. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan. There were no share repurchases during the six months ended June 30, 2013. The following table provides information with respect to those purchases of our common stock during the six months ended June 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2012	—	$—	—	1,086,567
February 1-29, 2012	—	$—	—	1,086,567
March 1-31, 2012	—	$—	—	1,086,567
April 1-30, 2012	—	$—	—	1,086,567
May 1-31, 2012	166,537	$14.49	166,537	920,030
June 1-30, 2012	—	$—	—	920,030

Total	166,537	$14.49	166,537

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: August 1, 2013	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: August 1, 2013	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Executive Vice President, Treasurer & Chief Financial Officer