Form 10-Q
period 2013-09-30
Eastern Insurance Holdings, Inc.
filed 2013-10-31
CIK 1321268

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2013,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of October 30, 2013
Common Stock, No Par Value	7,919,527 (Outstanding Shares)

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $153,036; $145,486)	$153,259	$148,976
Convertible bonds, at estimated fair value (amortized cost, $26,413; $18,207)	29,616	19,747
Equity securities, at estimated fair value (cost, $17,684; $20,462)	23,103	23,200
Other long-term investments, at estimated fair value (cost, $8,000; $7,000)	11,722	9,974

Total investments	217,700	201,897
Cash and cash equivalents	51,345	48,075
Accrued investment income	915	858
Premiums receivable (net of allowance, $225; $225)	80,902	67,525
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	19,222	19,676
Deferred acquisition costs	11,571	9,497
Deferred income taxes, net	3,574	3,239
Federal income taxes recoverable	627	—
Intangible assets	3,850	4,331
Goodwill	10,752	10,752
Other assets	16,861	14,902

Total assets	$417,319	$380,752

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$126,466	$117,728
Unearned premium reserves	90,191	73,775
Advance premium	255	672
Accounts payable and accrued expenses	23,811	23,540
Ceded reinsurance balances payable	9,113	9,273
Segregated portfolio cell dividend payable	20,805	17,354
Policyholder dividends payable	2,536	2,312
Federal income taxes payable	—	243

Total liabilities	273,177	244,897

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A preferred stock, par value $0, auth. shares—5,000,000; no shares issued and outstanding	—	—
Common capital stock, par value $0, auth. shares—20,000,000; issued—11,930,714 and 11,927,714, respectively; outstanding—7,919,527 and 7,910,609, respectively	—	—
Unearned ESOP compensation	(2,057)	(2,616)
Additional paid in capital	118,627	117,443
Treasury stock, at cost (4,011,187 and 4,017,105 shares, respectively)	(56,446)	(56,532)
Retained earnings	82,749	75,169
Accumulated other comprehensive income, net	1,269	2,391

Total shareholders’ equity	144,142	135,855

Total liabilities and shareholders’ equity	$417,319	$380,752

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE
Net premiums earned	$45,129	$41,397	$132,982	$116,618
Net investment income	955	892	2,778	2,906
Change in equity interest in limited partnerships	(10)	290	748	738
Net realized investment gains	2,255	1,023	3,162	1,511
Other revenue	29	84	163	239

Total revenue	48,358	43,686	139,833	122,012

EXPENSES
Losses and loss adjustment expenses incurred	28,948	27,849	84,672	76,335
Acquisition and other underwriting expenses	5,426	5,486	16,147	15,391
Other expenses	7,868	6,224	21,591	18,119
Amortization of intangibles	160	202	480	605
Policyholder dividend expense	309	493	807	715
Segregated portfolio dividend expense	441	29	2,154	1,414

Total expenses	43,152	40,283	125,851	112,579

Income before income taxes	5,206	3,403	13,982	9,433
Income tax expense	1,514	617	4,054	2,377

Net income	$3,692	$2,786	$9,928	$7,056

Other comprehensive (loss) income:

Unrealized holding gains arising during period, net of tax of $472, $682, $396 and $1,180	877	1,272	736	2,196

Amortization of unrecognized benefit plan amounts, net of tax of $4, $2, $12 and $7	8	4	22	13

Less: Reclassification adjustment for gains included in net income, net of tax of $301, $152, $692 and $307	1,154	243	1,880	536

Other comprehensive (loss) income	(269)	1,033	(1,122)	1,673

Comprehensive income	$3,423	$3,819	$8,806	$8,729

EARNINGS PER SHARE (SEE NOTE 4):
Net income	$3,692	$2,786	$9,928	$7,056
Basic earnings per share	$0.48	$0.37	$1.29	$0.92
Diluted earnings per share	$0.48	$0.36	$1.29	$0.90

See accompanying notes to unaudited consolidated financial statements.

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2013

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss), Net of Taxes	Total
Balance, July 1, 2013	—	7,910,827	$—	$(2,246)	$118,197	$(56,529)	$79,841	$1,538	$140,801
ESOP shares released	—	—	—	189	218	—	—	—	407
Equity awards	—	3,000	—	—	205	—	—	—	205

Issuance of shares under stock compensation plan	—	5,700	—	—	—	83	(1)	—	82

Tax benefit related to stock compensation	—	—	—	—	7	—	11	—	18
Shareholder dividend	—	—	—	—	—	—	(794)	—	(794)
Net income	—	—	—	—	—	—	3,692	—	3,692

Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(269)	(269)

Balance, September 30, 2013	—	7,919,527	$—	$(2,057)	$118,627	$(56,446)	$82,749	$1,269	$144,142

Nine Months Ended September 30, 2013

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss), Net of Taxes	Total
Balance, January 1, 2013	—	7,910,609	$—	$(2,616)	$117,443	$(56,532)	$75,169	$2,391	$135,855
ESOP shares released	—	—	—	559	527	—	—	—	1,086
Equity awards	—	3,000	—	—	602	—	—	—	602

Issuance of shares under stock compensation plan	—	5,918	—	—	—	86	(1)	—	85

Tax benefit related to stock compensation	—	—	—	—	55	—	29	—	84
Shareholder dividend	—	—	—	—	—	—	(2,376)	—	(2,376)
Net income	—	—	—	—	—	—	9,928	—	9,928
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,122)	(1,122)

Balance, September 30, 2013	—	7,919,527	$—	$(2,057)	$118,627	$(56,446)	$82,749	$1,269	$144,142

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited, in thousands, except share data)

Three Months Ended September 30, 2012

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss), Net of Taxes	Total
Balance, July 1, 2012	—	7,910,609	$—	$(2,991)	$116,772	$(56,532)	$70,112	$3,190	$130,551
ESOP shares released	—	—	—	188	130	—	—	—	318
Equity awards	—	—	—	—	201	—	—	—	201

Tax benefit related to stock compensation	—	—	—	—	8	—	—	—	8
Shareholder dividend	—	—	—	—	—	—	(552)	—	(552)
Net income	—	—	—	—	—	—	2,786	—	2,786

Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,033	1,033

Balance, September 30, 2012	—	7,910,609	$—	$(2,803)	$117,111	$(56,532)	$72,346	$4,223	$134,345

Nine Months Ended September 30, 2012

	Outstanding Shares							Accumulated Other
	Series A Preferred Stock	Common Capital Stock	Common Capital Stock	Unearned ESOP Compensation	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income (Loss), Net of Taxes	Total
Balance, January 1, 2012	—	7,935,446	$—	$(3,364)	$116,272	$(54,109)	$66,910	$2,550	$128,259
ESOP shares released	—	—	—	561	318	—	—	—	879
Equity awards	—	141,700	—	—	510	—	—	—	510

Tax benefit related to stock compensation	—	—	—	—	11	—	—	—	11
Repurchase of common stock	—	(166,537)	—	—	—	(2,423)	—	—	(2,423)
Shareholder dividend	—	—	—	—	—	—	(1,620)	—	(1,620)
Net income	—	—	—	—	—	—	7,056	—	7,056
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,673	1,673

Balance, September 30, 2012	—	7,910,609	$—	$(2,803)	$117,111	$(56,532)	$72,346	$4,223	$134,345

See accompanying notes to unaudited consolidated financial statements

EASTERN INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited, in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$9,928	$7,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	583	599
Net amortization of bond premium/discount	700	900
Net realized investment gains	(3,162)	(1,511)
Change in equity interest in limited partnerships	(748)	(738)
Deferred tax benefit	140	(1,519)
Stock compensation expense	1,688	1,389
Intangible asset amortization	480	605
Changes in assets and liabilities:
Accrued investment income	(57)	(87)
Premiums receivable	(13,377)	(15,809)
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	454	(2,750)
Deferred acquisition costs	(2,074)	(797)
Other assets	(1,985)	(1,896)
Reserves for unpaid losses and loss adjustment expenses	8,738	9,608
Unearned and advance premium	15,999	16,196
Ceded reinsurance balances payable	(160)	(636)
Accounts payable and accrued expenses	93	278
Federal income taxes recoverable/payable	(870)	(165)
Policyholder dividends payable	224	263
Segregated portfolio cell dividend payable	2,411	1,243

Net cash provided by operating activities	19,005	12,229

Cash flows from investing activities:
Purchase of fixed income securities	(53,904)	(37,383)
Purchase of equity securities	(3,258)	(7,246)
Purchase of other long-term investments	(1,000)	—
Proceeds from sale of fixed income securities	15,672	17,274
Proceeds from maturities/calls of fixed income securities	21,949	9,865
Proceeds from the sale of equity securities	7,570	5,582
Proceeds from sale of other long-term investments	—	1,248
Purchase of equipment	(557)	(617)

Net cash used in investing activities	(13,528)	(11,277)

Cash flows from financing activities:
Repurchase of common stock	—	(2,423)
Shareholder dividend	(2,376)	(1,620)
Issuance of shares under stock compensation plan	85	—
Tax benefit related to stock compensation	84	11

Net cash used in financing activities	(2,207)	(4,032)

Net decrease in cash and cash equivalents	3,270	(3,080)
Cash and cash equivalents, beginning of period	48,075	52,448

Cash and cash equivalents, end of period	$51,345	$49,368

See accompanying notes to unaudited consolidated financial statements.

Eastern Insurance Holdings, Inc. and Subsidiaries

Condensed Notes to Consolidated Financial Statements

(Unaudited, dollars in thousands except share and per share data)

1. Background and Nature of Operations

Eastern Insurance Holdings, Inc. (“EIHI”) is an insurance holding company offering workers’ compensation insurance and reinsurance products through its direct and indirect wholly-owned subsidiaries, Global Alliance Holdings, Ltd. (“Global Alliance”), Eastern Alliance Insurance Company (“Eastern Alliance”), Allied Eastern Indemnity Company (“Allied Eastern”), Eastern Advantage Assurance Company (“Eastern Advantage”), Employers Security Insurance Company (“Employers Security”) Employers Alliance, Inc. (“Employers Alliance”), Eastern Re Ltd., SPC (“Eastern Re”), and Eastern Services Corporation (“Eastern Services”), collectively referred to as the “Company.”

In September 2013, Employers Security Insurance Company was merged into and with Eastern Alliance Insurance Company.

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

During the second quarter of 2013, management changed its accounting policy related to the classification of premium amortization and discount accretion recognized in its convertible bond portfolio. The Company previously reported amortization/accretion related to its convertible bond portfolio as a component of net investment income. The Company’s convertible bond portfolio is reported at estimated fair value with changes in fair value reported as a realized gain or loss. Due to the nature of convertible securities, certain securities may be purchased at a significant premium (commonly referred to as “conversion premium”) as a result of the underlying value of the issuer’s common stock, and the conversion premium can have a significant impact on net investment income as it is amortized. Management believes the conversion premium is reflective of the fair value of the convertible security at acquisition and should be reflected as a component of the change in fair value reported as a realized gain or loss. As a result, the Company has changed its policy for recognizing amortization/accretion related to its convertible bond portfolio and will report amortization/accretion as a component of the change in estimated fair value in net realized investment gains (losses) on the consolidated statements of operations and comprehensive income (loss). This change in accounting policy had no impact of the Company’s consolidated financial position or results of operations. Prior period amounts have not been reclassified as the amounts were immaterial.

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

3. Agreement and Plan of Merger with ProAssurance Corporation

On September 23, 2013, EIHI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ProAssurance Corporation (“ProAssurance”) and PA Merger Company, a wholly owned subsidiary of ProAssurance (“Acquisition Sub”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into EIHI, with EIHI surviving the merger as a wholly owned subsidiary of ProAssurance.

The merger is expected to be finalized in January 2014. On the effective date of the merger, each share of EIHI common stock issued and outstanding immediately prior to the effective date, including any allocated and unallocated shares held by EIHI’s employee stock ownership plan and any shares of restricted stock, will be automatically cancelled and converted into the right to receive $24.50 in cash (the “Cash Consideration”). Each option to purchase shares of EIHI common stock issued and outstanding immediately prior to the closing date, whether or not vested and exercisable, will be cancelled and converted into the right to receive the product of (i) the number of shares of EIHI common stock that would have been acquired upon the exercise of such stock option, multiplied by (ii) the excess, if any, of the Cash Consideration over the exercise price to acquire a share of EIHI common stock under such stock option.

Consummation of the merger is subject to customary conditions, including (i) the approval of EIHI’s shareholders, (ii) receipt of antitrust and insurance regulatory approvals, (iii) the absence of any law, order or injunction prohibiting the merger, (iv) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), and (v) each party’s compliance with its covenants and agreements contained in the Merger Agreement. In addition, ProAssurance’s obligation to consummate the merger is subject to no occurrence, circumstance, or combination thereof, shall have occurred that, individually or in the aggregate, has, or is reasonably likely to have, a material adverse effect on EIHI. The merger is not subject to any financing condition.

4. Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the respective period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for the period, including dilutive potential common shares outstanding for the period.

Consolidated net income, basic shares outstanding, diluted shares outstanding, basic earnings per share, diluted earnings per share and cash dividends per share for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income for basic and diluted earnings per share	$3,692	$2,786	$9,928	$7,056
Less: Dividends declared—common and unvested restricted share units	(794)	(552)	(2,376)	(1,620)

Undistributed earnings	2,898	2,234	7,552	5,436
Percent allocated to common shareholders	98.5%	98.1%	98.5%	98.1%

	2,855	2,192	7,439	5,333
Add: Dividends declared—common shares	782	543	2,340	1,589

	$3,637	$2,735	$9,779	$6,922

Denominator for basic earnings per share	7,586,843	7,480,526	7,558,707	7,539,870
Effect of dilutive securities	54,228	146,340	38,907	139,633

Denominator for diluted earnings per common share	7,641,071	7,626,866	7,597,614	7,679,503

Basic earnings per share	$0.48	$0.37	$1.29	$0.92
Diluted earnings per share	$0.48	$0.36	$1.29	$0.90
Cash dividends per share	$0.11	$0.07	$0.31	$0.21

The following table provides a summary of the equity awards that were not included in the Company’s earnings per share calculation because to do so would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total outstanding equity awards	1,427,585	1,387,000	1,427,585	1,387,000
Dilutive equity awards	(54,228)	(146,340)	(38,907)	(139,633)

Equity awards excluded from earnings per share calculation	1,373,357	1,240,660	1,388,678	1,247,367

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

The following is a description of the Company’s categorization of the inputs used in the recurring fair value measurements of its financial assets included in its consolidated balance sheets as of September 30, 2013 and December 31, 2012:

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

The following table provides a summary of the fair value measurements of the Company’s fixed income securities, convertible bonds, and equity securities, as of September 30, 2013 and December 31, 2012, excluding the segregated portfolio cell reinsurance segment (in thousands):

		Fair Value Measurements at Reporting Date Using
	9/30/2013	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$19,996	$12,779	$7,217	$—
States, municipalities, and political subdivisions	43,926	—	43,926	—
Corporate securities	17,655	—	17,655	—
Residential mortgage-backed securities	23,529	—	23,529	—
Commercial mortgage-backed securities	161	—	161	—
Collateralized mortgage obligations	14,326	—	14,326	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	29,616	—	29,616	—
Equity securities—available for sale	14,178	14,178	—	—

Total	$164,410	$26,957	$137,453	$—

		Fair Value Measurements at Reporting Date Using
	12/31/2012	Level 1	Level 2	Level 3
Fixed income securities—available for sale:
U.S. Treasuries and government agencies	$15,865	$10,743	$5,122	$—
States, municipalities, and political subdivisions	45,150	—	45,150	—
Corporate securities	10,285	—	10,285	—
Residential mortgage-backed securities	28,434	—	28,434	—
Commercial mortgage-backed securities	167	—	167	—
Collateralized mortgage obligations	17,122	—	17,122	—
Other structured securities	1,023	—	1,023	—
Convertible bonds	19,747	—	19,747	—
Equity securities—available for sale	15,588	15,588	—	—

Total	$153,381	$26,331	$127,050	$—

There were no transfers between Level 1 and Level 2 securities for the three and nine months ended September 30, 2013.

The estimated fair values of the Company’s investments in fixed income securities, convertible bonds, and equity securities are based on prices provided by an independent, nationally recognized pricing service. The prices provided by the independent pricing service are based on quoted market prices, when available, non-binding broker quotes, or matrix pricing. The independent pricing service provides a single price or quote per security and the Company did not adjust security prices during the three and nine months ended September 30, 2013 and 2012. Management has controls in place to validate the reasonableness of fair values provided by the independent pricing service, including testing the fair value of a sample of securities on a quarterly basis by comparing fair values from different pricing sources. Fixed income securities include U.S. Treasuries, agencies backed by the U.S. Government, municipal bonds, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities.

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

The estimated fair value of the Company’s equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, as of September 30, 2013 and December 31, 2012, by investment strategy and/or industry, are as follows (in thousands):

	2013	2012
Large growth fund	$3,768	$3,156
Foreign large blend fund	621	554
Diversified emerging markets fund	823	911
Large value fund	4,299	7,062
Foreign large value fund	424	378
Foreign large growth fund	2,135	1,881
Natural gas industry	1,672	1,263
Financial institutions	434	383
Other	2	—

Total	$14,178	$15,588

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

As of September 30, 2013 and December 31, 2012, the estimated fair values of the Company’s limited partnership investments, by investment strategy, were as follows (in thousands):

	2013	2012
Multi-strategy fund of funds	$7,578	$6,063
Structured finance opportunity fund	3,451	3,278
Open-ended investment fund	693	633

Total	$11,722	$9,974

The activity in the Company’s limited partnership investments for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$11,732	$10,657	$9,974	$10,209
Contributions	—	—	1,000	—
Withdrawals	—	(1,243)	—	(1,243)
Unrealized change in interest	(10)	290	748	738

Balance, end of period	$11,722	$9,704	$11,722	$9,704

The change in interest in the Company’s limited partnership investments is included in the change in equity interest in limited partnerships in the consolidated statements of operations and comprehensive income.

6. Investments

The following tables provide the amortized cost and estimated fair value of the Company’s fixed income and equity securities as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$23,575	$253	$(82)	$23,746
States, municipalities, and political subdivisions	43,030	1,196	(300)	43,926
Corporate securities	46,725	138	(315)	46,548
Residential mortgage-backed securities	24,054	236	(761)	23,529
Commercial mortgage-backed securities	149	12	—	161
Collateralized mortgage obligations	14,485	88	(247)	14,326
Other structured securities	1,018	13	(8)	1,023

Total fixed income securities	153,036	1,936	(1,713)	153,259
Equity securities	17,684	5,558	(139)	23,103

Total fixed income and equity securities	$170,720	$7,494	$(1,852)	$176,362

December 31, 2012	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and government agencies	$19,780	$364	$(5)	$20,139
States, municipalities, and political subdivisions	42,942	2,239	(31)	45,150
Corporate securities	36,624	321	(4)	36,941
Residential mortgage-backed securities	27,983	481	(30)	28,434
Commercial mortgage-backed securities	148	19	—	167
Collateralized mortgage obligations	17,009	172	(59)	17,122
Other structured securities	1,000	23	—	1,023

Total fixed income securities	145,486	3,619	(129)	148,976
Equity securities	20,462	2,877	(139)	23,200

Total fixed income and equity securities	$165,948	$6,496	$(268)	$172,176

Corporate securities include an investment in a fixed income mutual fund with a cost and estimated fair value of $38,767 and $38,491, respectively, as of September 30, 2013 and a cost and estimated fair value of $26,600 and $26,656 as of December 31, 2012. The fixed income mutual fund’s investment objective is to provide a total return that is consistent with the preservation of capital through investing in high grade U.S. Dollar fixed income securities with a maximum maturity not exceeding five years.

Other structured securities held as of September 30, 2013 and December 31, 2012 include two asset-backed securities collateralized by auto loan receivables and one security in an equipment trust made up of fixed retail installment contracts and retail installment loans.

The amortized cost and estimated fair value of fixed income securities and convertible bonds, excluding the Company’s investment in the fixed income mutual fund, as of September 30, 2013, by contractual maturity, are shown below (in thousands). Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Less than one year	$12,863	$13,524
One through five years	46,436	48,244
Five through ten years	22,535	23,201
Greater than ten years	17,393	18,473
Mortgage/asset-backed securities	39,727	39,039

Total	$138,954	$142,481

The gross unrealized losses and estimated fair value of fixed income and equity securities, excluding those securities in the segregated portfolio cell reinsurance segment, classified as available-for-sale by category and length of time an individual security has been in a continuous unrealized position as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	Less Than 12 Months			12 Months or More			Total
September 30, 2013	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
U.S. Treasuries and government agencies	$2,952	$(82)	9	$—	$—	—	$2,952	$(82)	9
States, municipalities, and political subdivisions	13,249	(300)	62	—	—	—	13,249	(300)	62

Corporate securities	11,451	(95)	11	—	—	—	11,451	(95)	11

Residential mortgage-backed securities	16,064	(761)	20	—	—	—	16,064	(761)	20

Collateralized mortgage obligations	9,173	(233)	17	799	(14)	4	9,972	(247)	21

Other structured securities	10	(8)	1	—	—	—	10	(8)	1

Total fixed income securities	52,899	(1,479)	120	799	(14)	4	53,698	(1,493)	124

Equity securities	1,142	(139)	6	—	—	—	1,142	(139)	6

Total fixed income and equity securities	$54,041	$(1,618)	126	$799	$(14)	4	$54,840	$(1,632)	130

	Less Than 12 Months			12 Months or More			Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities	Estimated Fair Value	Gross Unrealized Losses	# of Securities
U.S. Treasuries and government agencies	$594	$(5)	1	$—	$—	—	$594	$(5)	1
States, municipalities, and political subdivisions	3,922	(31)	17	—	—	—	3,922	(31)	17

Residential mortgage-backed securities	11,922	(30)	10	—	—	—	11,922	(30)	10

Collateralized mortgage obligations	4,943	(56)	9	122	(3)	2	5,065	(59)	11

Total fixed income securities	21,381	(122)	37	122	(3)	2	21,503	(125)	39

Equity securities	1,034	(135)	11	—	—	—	1,034	(135)	11

Total fixed income and equity securities	$22,415	$(257)	48	$122	$(3)	2	$22,537	$(260)	50

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

Management has evaluated the unrealized losses related to its fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of September 30, 2013.

Management has evaluated the unrealized losses related to its equity securities and determined that they are primarily related to the current market conditions and not due to underlying issues related to the issuer or the industry in which the issuer operates. The equity securities have been in an unrealized loss position for less than twelve months and none of the securities had an estimated fair value less than 80% of its cost basis. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of September 30, 2013.

The following table provides information related to net realized investment gains for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross realized investment gains:
Fixed income securities	$3	$2	$10	$190
Convertible bonds	256	492	1,102	921
Equity securities	1,253	38	1,576	498
Other	—	5	—	5

Gross realized investment gains	1,512	537	2,688	1,614

Gross realized investment losses:
Fixed income securities	(41)	—	(42)	—
Convertible bonds	(8)	(63)	(35)	(86)
Equity securities	—	—	(10)	(52)
Other	—	—	—	(641)

Gross realized investment losses	(49)	(63)	(87)	(779)

Other-than-temporary investment impairments	—	(40)	—	(127)
Change in fair value of convertible bonds	792	589	561	803

Net realized investment gains	$2,255	$1,023	$3,162	$1,511

Other-than-temporary impairments recognized for the three months ended September 30, 2012 reflect one mutual fund that had been in and unrealized loss position for more than twelve months. Other-than-temporary impairments recognized for the nine months ended September 30, 2012 reflect two mutual funds that had been in and unrealized loss position for more than twelve months.

Net investment income for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fixed income and convertible bond securities	$1,048	$964	$3,023	$3,025
Equity securities	116	90	251	260
Cash and cash equivalents	2	3	8	22
Other	—	28	62	126

Gross investment income	1,166	1,085	3,344	3,433
Investment expenses	(211)	(193)	(566)	(527)

Net investment income	$955	$892	$2,778	$2,906

7. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table provides a summary of the activity in the Company’s reserves for unpaid losses and LAE for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$123,365	$111,521	$117,728	$106,077
Reinsurance recoverables on unpaid losses and LAE	14,073	14,539	15,084	11,805

Net balance, beginning of period	109,292	96,982	102,644	94,272
Incurred related to:
Current year	28,990	28,549	84,268	76,877
Prior year	(42)	(700)	404	(542)

Total incurred	28,948	27,849	84,672	76,335
Paid related to:
Current year	15,183	13,181	28,157	25,246
Prior year	11,257	10,952	47,359	44,663

Total paid	26,440	24,133	75,516	69,909

Net balance, end of period	111,800	100,698	111,800	100,698
Reinsurance recoverables on unpaid losses and LAE	14,666	14,987	14,666	14,987

Balance, end of period	$126,466	$115,685	$126,466	$115,685

Incurred losses by segment were as follows for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

Three Months Ended September 30, 2013

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$23,406	$5,789	$29,195
Current period discount	(50)	(155)	(205)
Prior year, gross of discount	—	(188)	(188)
Accretion of prior period discount	—	146	146

Total incurred	$23,356	$5,592	$28,948

Three Months Ended September 30, 2012

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$22,544	$6,327	$28,871
Current period discount	(179)	(143)	(322)
Prior year, gross of discount	—	(781)	(781)
Accretion of prior period discount	—	81	81

Total incurred	$22,365	$5,484	$27,849

Nine Months Ended September 30, 2013

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$69,387	$17,376	$86,763
Current period discount	(1,927)	(568)	(2,495)
Prior year, gross of discount	—	(1,726)	(1,726)
Accretion of prior period discount	1,546	584	2,130

Total incurred	$69,006	$15,666	$84,672

Nine Months Ended September 30, 2012

	Workers’ Compensation Insurance Segment	Segregated Portfolio Cell Reinsurance Segment	Total
Incurred related to:
Current year, gross of discount	$61,979	$17,384	$79,363
Current period discount	(1,929)	(557)	(2,486)
Prior year, gross of discount	—	(2,361)	(2,361)
Accretion of prior period discount	1,430	389	1,819

Total incurred	$61,480	$14,855	$76,335

For the three and nine months ended September 30, 2013 and 2012, the estimates of ultimate losses and LAE for prior accident periods produced from our actuarial methods were reasonably consistent, in the aggregate, with the estimates we prepared as of December 31, 2012. During the second quarter of 2013, however, there were some deviations, by accident year, between the actuarial indications and recorded reserves. Based on consideration of the credibility of the higher than expected loss experience on older accident periods and the robustness of the recent accident period loss ratio, management adjusted the spread of the recorded reserves by accident period to align the reserves with the actuarial indications during the second quarter of 2013. In the aggregate, the Company did not recognize any development on prior accident period workers compensation insurance reserves for the three and nine months ended September 30, 2013.

The Company recognized favorable development in its segregated portfolio cell reinsurance segment of $188 and $1,726 for the three and nine months ended September 30, 2013, respectively, compared to favorable development of $781 and $2,361 for the same periods in 2012. The favorable development primarily reflects the impact of claim settlements for amounts at, or less than, previously established case and IBNR reserves. Prior period reserve development in the segregated portfolio cell reinsurance segment results in an increase or decrease in the segment’s losses and LAE incurred, and a corresponding decrease or increase in the segregated portfolio cell dividend expense.

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

Net premiums earned in the workers’ compensation insurance segment for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Guaranteed cost policies	$27,601	$24,629	$81,310	$69,813
Dividend policies	4,711	5,144	13,982	13,893
Deductible policies	1,905	1,523	5,750	4,717
Retrospectively-rated policies	1,661	1,885	4,913	4,395

Total	$35,878	$33,181	$105,955	$92,818

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

The following table provides the fee revenue generated by the segregated portfolio cell reinsurance segment that is included in the Company’s workers’ compensation insurance and corporate/other segments for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Workers’ compensation insurance segment	$1,610	$1,231	$5,119	$4,095
Corporate/other segment	33	194	300	629

Total	$1,643	$1,425	$5,419	$4,724

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

The Company’s share of the segregated portfolio dividend, which is included in the corporate/other segment, was as follows for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segregated portfolio dividend income	$401	$256	$1,158	$778

Corporate/Other

The corporate/other segment primarily includes the expenses of EIHI, the third party administration activities of the Company, and the results of operations of Eastern Re, as well as certain eliminations necessary to reconcile the segment information to the consolidated statements of operations and comprehensive income (loss). The Company cancelled the remaining reinsurance contracts at Eastern Re in 1999 on a run-off basis and continues to have exposure for outstanding claims as of September 30, 2013. The corporate/other segment also included the Company’s interest in a segregated portfolio cell with an unaffiliated primary carrier that wrote insurance coverage for sprinkler contractors, known as “SprinklerPro”. The Company non-renewed the SprinklerPro contract on a run-off basis effective April 1, 2009. The Company commuted the SprinklerPro contract during the second quarter of 2012 and recognized a realized loss of $641,000, which is included in net realized investment gains (losses) for the nine months ended September 30, 2012.

The following table represents the segment results for the three months ended September 30, 2013 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$35,878	$9,251	$—	$45,129
Net investment income	863	70	22	955
Change in equity interest in limited partnerships	(48)	—	38	(10)
Net realized investment (losses) gains	1,651	8	596	2,255
Other revenue	—	—	29	29

Total revenue	38,344	9,329	685	48,358

Expenses:
Losses and LAE incurred	23,356	5,592	—	28,948
Acquisition and other underwriting expenses	2,672	2,787	(33)	5,426
Other expenses	5,740	96	2,032	7,868
Amortization of intangibles	—	—	160	160
Policyholder dividend expense	297	12	—	309
Segregated portfolio dividend expense	—	842	(401)	441

Total expenses	32,065	9,329	1,758	43,152

Income (loss) before income taxes	6,279	—	(1,073)	5,206
Income tax expense (benefit)	1,710	—	(196)	1,514

Net income (loss)	$4,569	$—	$(877)	$3,692

Total assets	$367,333	$77,315	$(27,329)	$417,319

The following table represents the segment results for the three months ended September 30, 2012 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$33,181	$8,216	$—	$41,397
Net investment income	749	75	68	892
Change in equity interest in limited partnerships	258	—	32	290
Net realized investment (losses) gains	1,022	40	(39)	1,023
Other revenue	—	—	84	84

Total revenue	35,210	8,331	145	43,686

Expenses:
Losses and LAE incurred	22,365	5,484	—	27,849
Acquisition and other underwriting expenses	3,198	2,482	(194)	5,486
Other expenses	5,090	54	1,080	6,224
Amortization of intangibles	—	—	202	202
Policyholder dividend expense	467	26	—	493
Segregated portfolio dividend expense	—	285	(256)	29

Total expenses	31,120	8,331	832	40,283

Income (loss) before income taxes	4,090	—	(687)	3,403
Income tax expense (benefit)	1,003	—	(386)	617

Net income (loss)	$3,087	$—	$(301)	$2,786

Total assets	$332,694	$68,124	$(21,875)	$378,943

The following table represents the segment results for the nine months ended September 30, 2013 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$105,955	$27,027	$—	$132,982
Net investment income	2,419	226	133	2,778
Change in equity interest in limited partnerships	575	—	173	748
Net realized investment gains	2,413	148	601	3,162
Other revenue	—	—	163	163

Total revenue	111,362	27,401	1,070	139,833

Expenses:
Losses and LAE incurred	69,006	15,666	—	84,672
Acquisition and other underwriting expenses	8,357	8,090	(300)	16,147
Other expenses	16,911	289	4,391	21,591
Amortization of intangibles	—	—	480	480
Policyholder dividend expense	763	44	—	807
Segregated portfolio dividend expense	—	3,312	(1,158)	2,154

Total expenses	95,037	27,401	3,413	125,851

Income (loss) before income taxes	16,325	—	(2,343)	13,982
Income tax expense (benefit)	4,804	—	(750)	4,054

Net income (loss)	$11,521	$—	$(1,593)	$9,928

Total assets	$367,333	$77,315	$(27,329)	$417,319

The following table represents the segment results for the nine months ended September 30, 2012 (in thousands):

	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate/ Other	Total
Revenue:
Net premiums earned	$92,818	$23,800	$—	$116,618
Net investment income	2,385	249	272	2,906
Change in equity interest in limited partnerships	620	—	118	738
Net realized investment gains (losses)	1,618	506	(613)	1,511
Other revenue	—	—	239	239

Total revenue	97,441	24,555	16	122,012

Expenses:
Losses and LAE incurred	61,480	14,855	—	76,335
Acquisition and other underwriting expenses	8,793	7,227	(629)	15,391
Other expenses	14,790	218	3,111	18,119
Amortization of intangibles	—	—	605	605
Policyholder dividend expense	652	63	—	715
Segregated portfolio dividend expense	—	2,192	(778)	1,414

Total expenses	85,715	24,555	2,309	112,579

Income (loss) before income taxes	11,726	—	(2,293)	9,433
Income tax expense (benefit)	3,278	—	(901)	2,377

Net income (loss)	$8,448	$—	$(1,392)	$7,056

Total assets	$332,694	$68,124	$(21,875)	$378,943

9. Segregated Portfolio Cell Reinsurance Segment

The segregated portfolio cell reinsurance segment includes the Company’s 18 alternative market programs, which are included in the Company’s consolidated financial position and results of operations. The segregated portfolio cell reinsurance segment’s assets and liabilities as of September 30, 2013 and December 31, 2012, which are included in the Company’s consolidated balance sheets, were as follows (unaudited):

	September 30, 2013	December 31, 2012
ASSETS
Investments:
Fixed income securities, at estimated fair value (amortized cost, $32,863; $30,874)	$32,644	$30,931
Equity securities, at estimated fair value (cost, $7,039; $7,043)	8,925	7,612

Total investments	41,569	38,543
Cash and cash equivalents	2,252	1,495
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	4,218	4,716
Deferred acquisition costs	5,396	4,160
Other assets	5,277	4,361
Due from affiliates, net	18,603	12,803

Total assets	$77,315	$66,078

LIABILITIES
Reserves for unpaid losses and loss adjustment expenses	$29,491	$28,295
Unearned premium reserves	20,024	14,817
Accounts payable and accrued expenses	104	3
Segregated portfolio cell dividend payable	20,805	17,353
Policyholder dividends payable	164	150
Due to affiliates, net	6,698	5,435

Total liabilities	77,286	66,053

SHAREHOLDERS’ EQUITY
Preferred stock outstanding	29	25

Total shareholders’ equity	29	25

Total liabilities and shareholders’ equity	$77,315	$66,078

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

Shareholder Demand Related to Merger with ProAssurance

The Company has received letters from attorneys purporting to represent shareholders of the Company and demanding certain actions be taken as a result of the proposed acquisition of the Company by ProAssurance Corporation (“ProAssurance”). The letters claim that the proposed acquisition is the result of a flawed process and is fundamentally unfair to the Company, the shareholder and other public shareholders of the Company. The demands request that the Company’s Board of Directors 1) undertake all appropriate and available methods to maximize shareholder value and remove any conflicts of interest that have clouded the transaction process, 2) revise the proposed acquisition as structured in the merger agreement to eliminate the deal protection devices, including, but not limited to, the restrictions on the Board’s ability to seek bona-fide offers set forth in the merger agreement and reduction of the termination fee, 3) address alleged deficiencies in the Proxy statement, 4) refrain from consummating the proposed acquisition whereby the Company’s public shareholders will be cashed out of their Company stock for inadequate consideration, and 5) take appropriate legal action against each of the members of the Company’s Board of Directors.

It is reasonably possible that others could initiate additional actions or litigation against the Company with respect to the proposed merger. The Company disagrees with the assertions made in the letters and expects to respond fully and vigorously defend any subsequent litigation.

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

The Company commenced an audit of the claims covered under the Treaties during the third quarter of 2012. Following the claim audit, the Company requested additional files and further information from AIG Companies in order to allow the Company to complete the audit. AIG Companies have not provided the requested information, which the Company is now pursuing in the arbitration. Once received, the information will be evaluated to determine whether such information would cause the Company to revise its estimates or position with respect to the pending arbitration.

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

11. Subsequent Events

Management performed an evaluation of subsequent events through the issuance date of the consolidated financial statements and determined there were no recognized or unrecognized subsequent events that would require an adjustment and/or additional disclosure in the consolidated financial statements as of September 30, 2013.

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

These forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the ability to carry out our business plans;

•	future economic conditions in the regional and national markets in which we compete that are less favorable than expected;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the states in which we do business;

•	the ability to obtain licenses and enter new markets successfully and capitalize on growth opportunities either through mergers or the expansion of our producer network;

•	financial market conditions, including, but not limited to, changes in interest rates and the credit and equity markets causing a reduction of investment income or investment gains, an acceleration of the amortization of deferred policy acquisition costs, reduction in the value of our investment portfolio or a reduction in the demand for our products;

•	expenses incurred in connection with the proposed merger with ProAssurance and any merger-related litigation;

•	diversion of management time on merger-related issues;

•	the impact of acts of terrorism and acts of war;

•	the effects of terrorist related insurance legislation and laws;

•	changes in general economic conditions, including inflation, unemployment, interest rates and other factors;

•	the cost, availability and collectibility of reinsurance;

•	estimates and adequacy of loss reserves and trends in losses and LAE;

•	heightened competition, including specifically the intensification of price competition, increased underwriting capacity and the entry of new competitors and the development of new products by new and existing competitors;

•	the effects of mergers, acquisitions and dispositions;

•	changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits;

•	changes in the underwriting criteria that we use resulting from competitive pressures;

•	our inability to obtain regulatory approval of, or to implement, premium rate increases;

•	the potential impact on our reported earnings that could result from the adoption of future accounting standards issued by the FASB or other standard setting bodies;

•	our inability to carry out marketing and sales plans, including, among others, development of new products or changes to existing products and acceptance of the new or revised products in the market;

•	unanticipated changes in industry trends and ratings assigned by nationally recognized rating organizations;

•	adverse litigation or arbitration results including, without limitation, the AIG Arbitration; and

•	adverse changes in applicable laws, regulations or rules governing insurance holding companies and insurance companies, and tax or accounting matters including limitations on premium levels, increases in minimum capital and reserves, and other financial viability requirements, and changes that affect the cost of, or demand for our products.

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

Overview

The Company reported net income of $3.7 million for the three months ended September 30, 2013, compared to net income of $2.8 million for the same period in 2012. The Company’s consolidated combined ratio was 94.6% for the three months ended September 30, 2013, compared to 97.2% for the same period in 2012.

The Company’s results of operations for the three months ended September 30, 2013, when compared to the same period in 2012, primarily reflect the following:

•	A 9.0% increase in net premiums earned, which primarily reflects new business, renewal rate increases and an increase in the renewal retention rate. New business totaled $30.9 million for the first nine months of 2013, renewal rate increases were 5.5% and the renewal retention rate increased from 83.9% in 2012 to 84.9% in 2013.

•	An increase in net realized investment gains, from $1.0 million in 2012 to $2.3 million in 2013. Net realized investment gains in 2013 include an increase in the estimated fair value of the Company’s convertible bond portfolio totaling $792,000, compared to $589,000 in 2012. The Company also recognized realized gains totaling $1.2 million related to the sale of a mutual fund during the third quarter of 2013.

•	A decrease in the consolidated loss ratio, from 67.3% to 64.1%, which primarily reflects a decrease in the accident period loss ratio in both the workers’ compensation insurance and segregated portfolio cell reinsurance segments.

•	An increase in the consolidated expense ratio, from 28.8% to 29.8%, which primarily reflects expenses related to the merger transaction totaling approximately $900,000.

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

Reserves for Unpaid Losses and LAE

The Company establishes reserves for unpaid losses and LAE for its workers’ compensation insurance and segregated portfolio cell reinsurance, which are estimates of future payments of reported and unreported claims for losses and related expenses. The adequacy of the Company’s reserves for unpaid losses and LAE are inherently uncertain because the ultimate amount that the Company may pay under many of the claims incurred as of the balance sheet date will not be known for many years. Establishing reserves continues to be a complex and imprecise process, requiring the use of informed estimates and judgments. The Company’s estimates and judgments may be revised as additional experience and other data becomes available and are reviewed, as new or improved methodologies are developed, or as current laws change. Any such revisions could result in future changes in estimates of losses or reinsurance recoverable and would be reflected in the Company’s results of operations in the period in which the estimates are changed. Estimating the ultimate claims liability is necessarily a complex and judgmental process inasmuch as the amounts are based on management’s informed estimates and judgments using data currently available. If ultimate losses, net of reinsurance, prove to be substantially higher than the amounts recorded as of September 30, 2013, the related adjustments could have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company discounts its workers’ compensation reserves, using a discount rate of approximately 3.0%. As of September 30, 2013 and December 31, 2012, the Company’s reserves for unpaid losses and LAE were reduced by $7.0 million and $6.5 million, respectively, related to the effects of discounting.

The Company’s reserves for unpaid losses and LAE in its workers’ compensation insurance, segregated portfolio cell reinsurance and corporate/other segments as of September 30, 2013 (unaudited) and December 31, 2012 are summarized below (in thousands):

September 30, 2013	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate / Other	Total
Case reserves and unallocated LAE reserves	$50,755	$10,636	$—	$61,391
Case incurred development and IBNR	41,506	15,670	206	57,382
Amount of discount	(5,658)	(1,315)	—	(6,973)

Net reserves before reinsurance recoverables	86,603	24,991	206	111,800
Reinsurance recoverables on unpaid losses and LAE	10,166	4,500	—	14,666

Reserves for unpaid losses and LAE	$96,769	$29,491	$206	$126,466

December 31, 2012	Workers’ Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate / Other	Total
Case reserves and unallocated LAE reserves	$42,376	$8,986	$—	$51,362
Case incurred development and IBNR	42,042	15,537	206	57,785
Amount of discount	(5,277)	(1,226)	—	(6,503)

Net reserves before reinsurance recoverables	79,141	23,297	206	102,644
Reinsurance recoverables on unpaid losses and LAE	10,086	4,998	—	15,084

Reserves for unpaid losses and LAE	$89,227	$28,295	$206	$117,728

“Other Than Temporary” Investment Impairments

Unrealized investment gains or losses on investments carried at estimated fair value, net of applicable income taxes, are reflected directly in shareholders’ equity as a component of accumulated other comprehensive income (loss) and, accordingly, have no effect on net income. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” such investment is written down to its fair value at the balance sheet date. The amount written down is recorded as a realized loss in the consolidated statements of operations and comprehensive income (loss). Generally, the determination of other-than-temporary impairment includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down is necessary. Notwithstanding this presumption, the determination of other-than-temporary impairment requires judgment about future prospects for an investment and is therefore a matter of inherent uncertainty. The Company recorded other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $0 and $40,000 for the three months ended September 30, 2013 and 2012, respectively. The Company recorded other-than-temporary impairments, excluding impairments in the segregated portfolio cell reinsurance segment, of $0 and $127,000 for the nine months ended September 30, 2013 and 2012, respectively. There were no other-than-temporary impairments in the segregated portfolio cell reinsurance segment in 2013 or 2012.

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

As of September 30, 2013, the Company held equity securities, excluding equity securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $139,000, none of which were in an unrealized loss position for more than twelve months. The Company does not intend to sell the equity securities and it is not more likely than not that the Company will be required to sell the equity securities before recovery of their cost bases; therefore, management does not consider the equity securities to be other-than-temporarily impaired as of September 30, 2013. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

As of September 30, 2013, the Company held fixed income securities, excluding fixed income securities in the segregated portfolio cell reinsurance segment, with gross unrealized losses of $1.5 million, of which $14,000 were in an unrealized loss position for more than twelve months. Management has evaluated the unrealized losses related to those fixed income securities and determined that they are primarily due to a fluctuation in interest rates and not to credit issues of the issuer or the underlying assets in the case of asset-backed securities. The Company does not intend to sell the fixed income securities and it is not more likely than not that the Company will be required to sell the fixed income securities before recovery of their amortized cost bases, which may be maturity; therefore, management does not consider the fixed income securities to be other–than-temporarily impaired as of September 30, 2013. Adverse investment market conditions, or poor operating results of underlying investments, could result in impairment charges in the future.

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

Goodwill is assigned to one or more reporting units at the date of acquisition. The Company has allocated 100% of the goodwill recorded on its consolidated balance sheet as of September 30, 2013 to its workers’ compensation insurance segment.

The Company performs its annual goodwill impairment test as of September 30.

Management determined that goodwill was not impaired as of September 30, 2013, based on the planned merger with ProAssurance. The acquisition price of $24.50 per share reflects a premium of 15.8% to the Company’s common stock trading price immediately preceding the announcement ($21.16 on September 23, 2013 and a premium 51.3% to the Company’s September 30, 2013 tangible diluted book value of $16.19. Based on these qualitative factors, management determined that it was not more likely than not that the Company’s goodwill was impaired and, therefore, the two-step impairment analysis was considered unnecessary.

Deferred Income Taxes

The temporary differences between the tax and book bases of assets and liabilities are recorded as deferred income taxes. Management evaluates the recoverability of the net deferred tax asset based on historical trends of generating taxable income or losses, as well as expectations of future taxable income or loss. As of September 30, 2013, the Company recorded a net deferred tax asset of $3.6 million. Management expects that the net deferred tax asset is fully recoverable. If this assumption were to change, any amount of the net deferred tax asset that the Company could not expect to recover would be provided for as an allowance and would be reflected as an increase in income tax expense in the period in which it was established.

As of September 30, 2013, the Company has not recognized any future tax benefit related to its foreign operations at Eastern Re. The unrecognized tax benefit, which represents the excess of the tax basis over the amount for financial reporting (i.e., outside basis difference) of Eastern Re, was $9.5 million and $10.5 million as of September 30, 2013 and December 31, 2012, respectively. The outside basis difference primarily arises from losses at Eastern Re recognized for financial statement purposes, which have not yet been recognized for tax purposes.

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

RESULTS OF OPERATIONS

The major components of consolidated revenue were as follows for the three and nine months ended September 30, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net premiums written	$46,405	$45,026	$149,398	$133,396

Net premiums earned	$45,129	$41,397	$132,982	$116,618
Net investment income	955	892	2,778	2,906
Change in equity interest in limited partnerships	(10)	290	748	738
Net realized investment gains	2,255	1,023	3,162	1,511
Other revenue	29	84	163	239

Consolidated revenue	$48,358	$43,686	$139,833	$122,012

The increase in consolidated revenue from 2012 to 2013 primarily reflects the following:

•	An increase in net premiums earned reflecting new business, renewal rate increases, and an improvement in the renewal retention rate, partially offset by a decrease in audit premium.

•	An increase in net realized gains, primarily reflecting the performance of the convertible bond portfolio and realized gains related to the aforementioned sale of a mutual fund in the third quarter of 2013. Net realized investment gains for the nine months ended September 30, 2012 include a realized loss of $641,000 related to the commutation of the SprinklerPro program.

The components of consolidated net income, by segment, for the three and nine months ended September 30, 2013 and 2012 were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Workers’ compensation insurance	$4,569	$3,087	$11,521	$8,448
Segregated portfolio cell reinsurance	—	—	—	—
Corporate/other	(877)	(301)	(1,593)	(1,392)

Consolidated net income	$3,692	$2,786	$9,928	$7,056

The increase in consolidated net income primarily reflects the increase in net premiums earned, net realized investment gains, and a decrease in the workers’ compensation insurance segment’s combined ratio from 2012 to 2013.

WORKERS’ COMPENSATION INSURANCE

The following table represents the operations of the workers’ compensation insurance segment for the three and nine months ended September 30, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Direct premiums written	$49,309	$48,407	$158,474	$143,581
Reinsurance premiums assumed	1,334	840	4,056	2,313
Ceded premiums written (1)	(13,518)	(11,864)	(45,366)	(39,367)

Net premiums written	37,125	37,383	117,164	106,527
Change in unearned premiums	(1,247)	(4,202)	(11,209)	(13,709)

Net premiums earned	35,878	33,181	105,955	92,818
Net investment income	863	749	2,419	2,385
Change in equity interest in limited partnerships	(48)	258	575	620
Net realized investment gains	1,651	1,022	2,413	1,618

Total revenue	38,344	35,210	111,362	97,441

Expenses:
Losses and LAE incurred	23,356	22,365	69,006	61,480
Acquisition and other underwriting expenses	2,672	3,198	8,357	8,793
Other expenses	5,740	5,090	16,911	14,790
Policyholder dividend expense	297	467	763	652

Total expenses	32,065	31,120	95,037	85,715

Income before income taxes	6,279	4,090	16,325	11,726
Income tax expense	1,710	1,003	4,804	3,278

Net income	$4,569	$3,087	$11,521	$8,448

(1)	Ceded premiums written include premiums ceded to the segregated portfolio cell reinsurance segment of $10,524 and $8,763 and $35,872 and $30,098 for the three and nine months ended September 30, 2013 and 2012, respectively.

The workers’ compensation insurance ratios were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss and LAE ratio	65.1%	67.4%	65.1%	66.2%
Expense ratio	23.5%	25.0%	23.9%	25.4%
Policyholder dividend expense ratio	0.8%	1.4%	0.7%	0.7%

Combined ratio	89.4%	93.8%	89.7%	92.3%

Premiums

The increase in direct premiums written primarily reflects new business, renewal rate increases, and an improvement in the renewal retention rate, partially offset by a decrease in audit premium from customers. New business totaled $30.9 million for the first nine months of 2013, renewal rate increases were 5.5% and the renewal retention rate increased from 83.9% in 2012 to 84.9% in 2013. For the three and nine months ended September 30, 2013, the Company recognized audit premium returned to customers totaling $59,000 and audit premium from customers of $1.9 million, respectively, in the aggregate, related to its traditional and alternative market books of business, compared to audit premium from customers of $1.6 million and $3.6 million, respectively, for the same periods in 2012. The Company’s traditional book of business recognized audit premium from customers of $267,000 and $1.8 million, respectively, for the three and nine months ended September 30, 2013, compared to audit premium from customers of $1.5 million and $3.4 million, respectively, for the same periods in 2012. In addition to audit premium from customers, the Company increased its estimated of earned but unbilled premium (“EBUB estimate”) by $400,000 and $650,000, respectively, during the three and nine months ended September 30, 2012. There was no EBUB adjustment in 2013.

Net Investment Income

The increase in net investment income primarily reflects the change in accounting policy related to the classification of amortization/accretion in the Company’s convertible bond portfolio, partially offset by a decrease in the average yield on the fixed income portfolio. Net premium amortization totaling $251,000 and $809,000 related to the convertible bond portfolio was included in net realized investment gains for the three and nine months ended September 30, 2013. The average yield on the fixed income portfolio was 2.16% as of September 30, 2013, compared to 2.84% as of September 30, 2012.

Net Realized Investment Gains

The increase in net realized investment gains from 2012 to 2013 primarily reflects a realized gain related to the sale of a mutual fund holding in the third quarter of 2013 and an increase related to the change in fair value of the Company’s convertible bond portfolio. The fair value of the convertible bond portfolio increased $792,000 and $561,000 for the three and nine months ended September 30, 2013, respectively, compared to $589,000 and $803,000, respectively, for the same periods in 2012. The realized gain related to the sale of the mutual fund holding totaled $611,000. The proceeds from the sale were reinvested in the Company’s convertible bond portfolio. Net realized investment gains for the three and nine months ended September 30, 2013 include net premium amortization of $251,000 and $809,000, respectively, related to the convertible bond portfolio.

Losses and LAE

The decrease in the calendar period loss ratio primarily reflects a decrease in accident period loss experience from 2012 to 2013. Audit premium, including the impact of the EBUB estimate, reduced the loss ratio by 0.5 percentage points and 4.1 percentage points for the three months ended September 30, 2013 and 2012, respectively, and 1.2 percentage points and 3.1 percentage points for the nine months ended September 30, 2013 and 2012, respectively. There was no prior year accident period reserve development, in the aggregate, in 2013 or 2012. In 2013, however, there were some deviations, by accident period, between the actuarial indications and recorded reserves. Based on consideration of the credibility of the higher than expected loss experience on older accident periods and the robustness of the recent accident period loss ratio, management adjusted the spread of the recorded reserves by accident period to align the reserves with the actuarial indications.

Acquisition and Other Underwriting Expenses and Other Expenses

The acquisition and other underwriting expense ratio was 7.5% and 9.6% for the three months ended September 30, 2013 and 2012, respectively, and 7.9% and 9.5% for the nine months ended September 30, 2013 and 2012, respectively. The decrease from 2012 to 2013 primarily reflects an increase in fee-based revenue from the segregated portfolio cell reinsurance segment.

The other expense ratio was 16.0% and 15.4% for the three months ended September 30, 2013 and 2012, respectively, and 16.0% and 15.9% for the nine months ended September 30, 2013 and 2012, respectively. The increase in the other expense ratio for the three months ended September 30, 2013 primarily reflects the decrease in audit premium from customers.

Policyholder Dividends

Policyholder dividend expense reflects the underlying loss experience of dividend paying policies. As of September 30, 2013 and 2012, 9.7% and 12.1%, respectively, of all policies were written on a dividend policy basis.

Tax Expense

The effective tax rate was 27.2% and 24.5% for the three months ended September 30, 2013 and 2012, respectively, and 29.4% and 28.0% for the nine months ended September 30, 2013 and 2012, respectively. The primary difference between the statutory rate of 35.0% and the effective tax rate reflects tax-exempt income on municipal bond securities and the tax benefit associated with workers’ compensation insurance business ceded to Eastern Re. The increase in the effective tax rate from 2012 to 2013 primarily reflects a decrease in tax-exempt income on municipal bond securities as a percentage of pre-tax income.

SEGREGATED PORTFOLIO CELL REINSURANCE

The following table represents the operations of the segregated portfolio cell reinsurance segment for the three and nine months ended September 30, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Reinsurance premiums assumed	$10,524	$8,763	$35,872	$30,098
Ceded premiums written	(1,244)	(1,120)	(3,638)	(3,229)

Net premiums written	9,280	7,643	32,234	26,869
Change in unearned premiums	(29)	573	(5,207)	(3,069)

Net premiums earned	9,251	8,216	27,027	23,800
Net investment income	70	75	226	249
Net realized investment gains	8	40	148	506

Total revenue	9,329	8,331	27,401	24,555

Expenses:
Losses and LAE incurred	5,592	5,484	15,666	14,855
Acquisition and other underwriting expenses	2,787	2,482	8,090	7,227
Other expenses	96	54	289	218
Policyholder dividend expense	12	26	44	63
Segregated portfolio dividend expense (1)	842	285	3,312	2,192

Total expenses	9,329	8,331	27,401	24,555

Net income (1)	$—	$—	$—	$—

(1)	The workers’ compensation insurance and corporate/other segments provide services to the segregated portfolio cell reinsurance segment. The fees paid by the segregated portfolio cell reinsurance segment for these services are included in the results of operations of the segment providing the service. The segregated portfolio cell reinsurance segment records the fees associated with these services as ceding expense, which is included in its underwriting expenses. The difference between total revenue for the segregated portfolio cell reinsurance segment for each period and the sum of losses and LAE incurred, acquisition and other underwriting expenses, other expenses and policyholder dividend expense is accrued as a segregated portfolio dividend expense. As a result, the segregated portfolio cell reinsurance segment has no net income for the period presented in this table.

The segregated portfolio cell reinsurance ratios were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Loss and LAE ratio	60.4%	66.7%	58.0%	62.4%
Expense ratio	31.2%	30.9%	31.0%	31.3%
Policyholder dividend expense ratio	0.1%	0.3%	0.1%	0.3%

Combined ratio	91.7%	97.9%	89.1%	94.0%

Reinsurance Premiums Assumed

The increase in reinsurance premiums assumed primarily reflects new business of $4.9 million, renewal rate increases of 5.7%, and an increase in the renewal retention rate, partially offset by a decrease in audit premium. The renewal retention rate increased from 91.9% in 2012 to 92.3% in 2013. Reinsurance premiums assumed includes audit premium returned to customers totaling $326,000 and audit premium from customers totaling $91,000 for the three and nine months ended September 30, 2013, compared to audit premium from customers of $93,000 and $181,000 for the same periods in 2012.

Net Investment Income

Net investment income reflects income earned on the segregated portfolio cells’ investments in fixed income and equity mutual funds.

Net Realized Investment Gains

Net realized investment gains for the three and nine months ended September 30, 2013 and 2012 reflect sale activity in the segregated portfolio cells’ investment portfolios. Net realized gains for the nine months ended September 30, 2012 reflect the sale of individual equity securities in the first quarter of 2012, of which the proceeds were reinvested in equity mutual funds.

Losses and LAE

The decrease in the calendar period loss and LAE ratio primarily reflects a decrease in the accident period loss ratio, partially offset by a decrease in favorable loss reserve development on prior accident periods. The accident period loss ratio was 60.6% and 75.3% for the three months ended September 30, 2013 and 2012, respectively, and 62.1% and 70.7% for the nine months ended September 30, 2013 and 2012, respectively. Favorable loss reserve development totaled $188,000 and $781,000 for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively. The 2012 accident period loss ratio reflected increased claim activity in two segregated portfolio cells during the reporting period.

Acquisition and Other Underwriting Expenses

The expense ratios are consistent with the contractual ceding commissions for the three and nine months ended September 30, 2013 and 2012.

Segregated Portfolio Dividend Expense

The segregated portfolio dividend expense represents the amount of net income or loss in a specific period that may be payable to the segregated portfolio dividend participants.

CORPORATE/OTHER

The following table represents the operations of the corporate/other segment for the three and nine months ended September 30, 2013 and 2012 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Net investment income	$22	$68	$133	$272
Change in equity interest in limited partnerships	38	32	173	118
Net realized investment gains (losses)	596	(39)	601	(613)
Other revenue	29	84	163	239

Total revenue	685	145	1,070	16

Expenses:
Acquisition and other underwriting expenses	(33)	(194)	(300)	(629)
Other expenses	2,032	1,080	4,391	3,111
Amortization of intangibles	160	202	480	605
Segregated portfolio dividend expense	(401)	(256)	(1,158)	(778)

Total expenses	1,758	832	3,413	2,309

Loss before income taxes	(1,073)	(687)	(2,343)	(2,293)
Income tax benefit	(196)	(386)	(750)	(901)

Net loss	$(877)	$(301)	$(1,593)	$(1,392)

Revenue

The increase in revenue for the three months ended September 30, 2013, compared to the same period in 2012, primarily reflects realized gains related to the sale of a mutual fund in the Eastern Re equity security portfolio. Realized losses for the nine months ended September 30, 2012 reflect a loss of $641,000 related to the commutation of the SprinklerPro program.

The decrease in other revenue reflects the non-renewal of third-party administration accounts.

Expenses

The increase in expenses for the three months ended September 30, 2013, compared to the same period in 2012, primarily reflects expenses associated with the merger transaction, which totaled approximately $900,000 in the third quarter 2013.

Income Tax Benefit

The effective tax rate was a benefit of 18.3% and 56.2% for the three months ended September 30, 2013 and 2012, respectively, and 32.0% and 39.9% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the income tax benefit from 2012 to 2013 primarily reflects the impact of non-deductible transaction expenses, the Company’s annualized effective tax rate adjustment and an increase in non-deductible compensation expense related to the Company’s ESOP.

CONSOLIDATED FINANCIAL POSITION

Consolidated assets totaled $417.3 million at September 30, 2013, compared to $380.8 million at December 31, 2012. The increase in consolidated assets primarily reflects the following:

•	An increase in investments, which primarily reflects net purchases during the nine months ended September 30, 2013 and an increase in the estimated fair value of the convertible bond and equity portfolios, partially offset by a decline in the estimated fair value of the fixed income portfolio. The decline in the fixed income portfolio primarily reflects the impact of rising interest rates.

•	An increase in premiums receivable and deferred acquisition costs, which primarily reflects the increase in direct premiums written.

•	An increase in federal income taxes recoverable, which primarily reflects 2013 estimated federal income tax payments of $4.0 million and an overpayment of $1.8 million related to the 2012 federal income tax return, partially offset by the estimated federal income tax liability for the nine months ended September 30, 2013.

•	An increase in other assets, which primarily reflects an increase in the Company’s segregated portfolio cell equity interest and an increase in prepaid reinsurance in the segregated portfolio cell reinsurance segment. These increases were partially offset by full payment of the outstanding note receivable from Security Life Insurance Company totaling $1.75 million in June 2013.

Consolidated liabilities totaled $273.2 million at September 30, 2013, compared to $244.9 million at December 31, 2012. The increase in consolidated liabilities primarily reflects the following:

•	An increase in loss reserves, primarily related to the increase in net premiums earned.

•	An increase in unearned premiums, which primarily reflects the increase in direct premiums written.

•	An increase in the segregated portfolio cell dividend payable, which reflects positive operating results in the segregated portfolio cell reinsurance segment.

Consolidated equity totaled $144.1 million at September 30, 2013, compared to $135.9 million at December 31, 2012. The increase in consolidated equity primarily reflects the following:

•	Net income for the nine months ended September 30, 2013, net of the quarterly shareholder dividend.

•	A decrease in accumulated other comprehensive income, which primarily reflects a decrease in net unrealized gains in the fixed income portfolio, partially offset by an increase in net unrealized gains in the equity portfolio.

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

The Company has a $10.0 million revolving line of credit available to provide additional liquidity if needed. The line of credit matures on May 2, 2014 and may be renewed annually for additional periods expiring on May 1 at the lender’s discretion. Outstanding balances under the line of credit bear interest at an adjustable monthly rate equal to LIBOR plus 2.0% per annum. There were no outstanding balances under the line of credit as of September 30, 2013.

Our domestic insurance subsidiaries’ ability to pay dividends to EIHI is limited by the insurance laws and regulations of Pennsylvania. The maximum annual dividends that the domestic insurance entities may pay without prior approval from the Pennsylvania Insurance Department is limited to the greater of 10.0% of statutory surplus or 100% of statutory net income for the most recently filed annual statement. Eastern Re must receive approval from the Cayman Islands Monetary Authority (“CIMA”) before it can pay any dividend to the Company. During the second quarter of 2013, Eastern Re paid a dividend of $3.0 million to EIHI to fund corporate expenses and shareholder dividend obligations. The dividend was approved by CIMA.

CASH FLOWS

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows (unaudited, in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities	$19,005	$12,229
Cash used in investing activities	(13,528)	(11,277)
Cash used in financing activities	(2,207)	(4,032)

	$3,270	$(3,080)

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

The increase in cash flows provided by operating activities primarily reflects the increase in net premiums written and a decrease in claims paid from 2012 to 2013 in relation to net premiums written, partially offset by an increase in estimated federal income tax payments. Estimated federal income tax payments totaled $4.7 million for the nine months ended September 30, 2013, compared to $4.1 million for the same period in 2012. Cash flows from operating activities also reflect full payment of the note receivable from Security Life Insurance Company totaling $1.75 million in June 2013.

Cash used in investing activities for the nine months ended September 30, 2013, compared to the same period in 2012, primarily reflect the purchase of fixed income mutual funds at Eastern Re and in the segregated portfolio cell reinsurance segment, partially offset by an increase in fixed income maturities and proceeds from the sale of mutual funds.

Cash used in financing activities for the nine months ended September 30, 2013 primarily reflects shareholder dividends, while the 2012 financing activities includes both shareholder dividends and $2.4 million in stock repurchases. Cash paid for shareholder dividends increased from 2012 to 2013 as a result of the increase in cash dividends per share from $0.07/share in 2012 to $0.09/share in the first quarter of 2013 and $0.11/share in the second and third quarters of 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or, as of September 30, 2013, future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the President and Chief Executive Officer, the Executive Vice President, Treasurer and Chief Financial Officer and the Vice President of Finance, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the President and Chief Executive Officer, the Executive Vice President, Treasurer and Chief Financial Officer and the Vice President of Finance have concluded that, as of the end of such period, these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a—15(f) and 15d—15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder Demand Related to Merger with ProAssurance

The Company has received letters from attorneys purporting to represent shareholders of the Company and demanding certain actions be taken as a result of the proposed acquisition of the Company by ProAssurance Corporation (“ProAssurance”). The letters claim that the proposed acquisition is the result of a flawed process and is fundamentally unfair to the Company, the shareholder and other public shareholders of the Company. The demands request that the Company’s Board of Directors 1) undertake all appropriate and available methods to maximize shareholder value and remove any conflicts of interest that have clouded the transaction process, 2) revise the proposed acquisition as structured in the merger agreement to eliminate the deal protection devices, including, but not limited to, the restrictions on the Board’s ability to seek bona-fide offers set forth in the merger agreement and reduction of the termination fee, 3) address alleged deficiencies in the Proxy statement, 4) refrain from consummating the proposed acquisition whereby the Company’s public shareholders will be cashed out of their Company stock for inadequate consideration, and 5) take appropriate legal action against each of the members of the Company’s Board of Directors.

It is reasonably possible that others could initiate additional actions or litigation against the Company with respect to the proposed merger. The Company disagrees with the assertions made in the letters and expects to respond fully and vigorously defend any subsequent litigation.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, SEC File No. 001-32899.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As of September 30, 2013, the Company has repurchased 4,017,105 shares of its common stock. The share repurchases will be held as treasury stock and are available for issuance in connection with the Company’s Stock Incentive Plan. There were no share repurchases during the nine months ended September 30, 2013. The following table provides information with respect to those purchases of our common stock during the nine months ended September 30, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2012	—	$—	—	1,086,567
February 1-29, 2012	—	$—	—	1,086,567
March 1-31, 2012	—	$—	—	1,086,567
April 1-30, 2012	—	$—	—	1,086,567
May 1-31, 2012	166,537	$14.49	166,537	920,030
June 1-30, 2012	—	$—	—	920,030
July 1-31, 2012	—	$—	—	920,030
August 1-31, 2012	—	$—	—	920,030
September 1-30, 2012	—	$—	—	920,030

Total	166,537	$14.49	166,537

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

Exhibit No.	Title

3.1	Articles of Incorporation of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.1 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

3.2	Bylaws of Eastern Insurance Holdings, Inc. (Incorporated by reference from Exhibit 3.2 to the Eastern Insurance Holdings, Inc. Registration Statement No. 333-128913 on Form S-1)

10.1	Retention and Severance Compensation Agreement between and among ProAssurance Group Services Corporation and ProAssurance Corporation and Michael L. Boguski (filed herewith)

10.2	Retention and Severance Compensation Agreement between and among ProAssurance Group Services Corporation and ProAssurance Corporation and Kevin M. Shook (filed herewith)

10.3	Retention and Severance Compensation Agreement between and among ProAssurance Group Services Corporation and ProAssurance Corporation and Robert A. Gilpin (filed herewith)

10.4	Retention and Severance Compensation Agreement between and among ProAssurance Group Services Corporation and ProAssurance Corporation and Suzanne M. Emmet (filed herewith)

10.5	Retention and Severance Compensation Agreement between and among ProAssurance Group Services Corporation and ProAssurance Corporation and Cynthia Sklar (filed herewith)

10.6	Retention and Severance Compensation Agreement between and among ProAssurance Group Services Corporation and ProAssurance Corporation and Harry Talbert (filed herewith)

31.1	Certification of Chief Executive Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) the Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN INSURANCE HOLDINGS, INC. (Registrant)

Dated: October 31, 2013	By:	/s/ Michael L. Boguski
Michael L. Boguski,
President and Chief Executive Officer

Dated: October 31, 2013	By:	/s/ Kevin M. Shook
Kevin M. Shook,
Executive Vice President, Treasurer & Chief Financial Officer